Form 10-K
period 2013-09-30
Corning Natural Gas Holding Corp
filed 2013-12-30
CIK 1582244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]___ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2013

OR

[_]___TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-643

Corning Natural Gas Holding Corporation

(Exact name of registrant as specified in its charter)

New York	46-3235589
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer Identification no.)

330 W. William St.

Corning, New York 14830

(Address of principal executive offices, including zip code)

(607) 936-3755

(Registrant's telephone number, including area code)

Securities registered pursuant to Section12(b) of the Act:

None

Securities registered pursuant to Section12(g) of the Act:

Common Stock, par value $5.00 per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. YES [_] NO [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. YES [_] NO [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). YES [X] NO [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer", "accelerated filer" and a "smaller reporting company" in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated Filer [_] Accelerated Filer [_] Non-Accelerated Filer [_] Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company. YES [_] NO [X]

The aggregate market value of the 1,389,226 shares of the Common Stock held by non-affiliates of the Registrant at the $15.49 average of bid and asked prices as of the last business day of registrant's most recently completed second fiscal quarter, March 31, 2013, was $21,519,111.

Number of shares of Common Stock outstanding as of the close of business on December 1, 2013: 2,264,771

DOCUMENTS INCORPORATED BY REFERENCE

In accordance with General Instruction G(3) of Form 10-K, certain information required by Part III will either be incorporated by reference to the definitive proxy statement for Corning Natural Gas Holding Corporation's Annual Meeting of Shareholders filed within 120 days after September 30, 2013, or will be included in an amendment to this Form 10-k filed within that period.

Information contained in this Form 10-K for fiscal 2013 period which is incorporated by reference contains certain forward looking comments which may be impacted by factors beyond the control of the Company, including but not limited to natural gas supplies, regulatory actions and customer demand. As a result, actual conditions and results may differ from present expectations. See "Cautionary Statement Regarding Forward-Looking Statements" below.
For the Fiscal Year Ended September 30, 2013
	Contents

	Part I
Item 1	Business	1
Item 1A	Risk Factors	3
Item 2	Properties	6
Item 3	Legal Proceedings	6
Item 4	Mine Safety Disclosures	7
	Part II
Item 5	Market for the Registrant's Common Equity, Related
	Stockholder Matters and Issuer Purchases of Equity Securities	7
Item 7	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	8
Item 8	Financial Statements and Supplementary Data	18
Item 9	Changes In and Disagreements with Accountants on
	Accounting and Financial Disclosure	18
Item 9A	Controls and Procedures	19
Item 9B	Other Information	19
	Part III
Item 10	Directors, Executive Officers and Corporate Governance	20
Item 11	Executive Compensation	20
Item 12	Security Ownership of Certain Beneficial Owners and
	Management and Related Stockholder Matters	20
Item 13	Certain Relationships and Related Transactions, and Director
	Independence	20
Item 14	Principal Accounting Fees and Services	20

	Part IV
Item 15	Exhibits and Financial Statement Schedules Signatures	21

EXPLANATORY NOTE

Corning Natural Gas Holding Corporation ("Holding Company") is a successor issuer to Corning Natural Gas Corporation ("Company") as of November 12, 2013 as a result of a share-for-share exchange, creating a holding company structure. See below under "Item 1. Business - Recent Developments" and elsewhere in this Annual Report on Form 10-K. As of the fiscal year end September 30, 2013, Holding Company was a newly-formed New York corporation with no assets, liabilities or operations, and a wholly-owned subsidiary of the Company. Accordingly, no separate financial statements of Holding Company are included. As of November 12, 2013, the Company is a wholly-owned subsidiary of Holding Company.

PART I

ITEM 1 - BUSINESS

General

Corning Natural Gas Holding Corporation ("Holding Company") was incorporated in New York in July 2013 to serve as a holding company for Corning Natural Gas Corporation (the "Company" or "Corning Gas") and its subsidiary Corning Natural Gas Appliance Corporation. On November 12, 2013, the creation of a holding company structure was effected and each outstanding share of Corning Gas was converted into share of Holding Company and Corning Gas became a wholly-owned subsidiary of Holding Company. As a result of the exchange, Corning Gas ceased to be required to file reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act") and Holding Company became subject to the reporting requirements under the Exchange Act. For periods commencing November 12, 2013, the financial statements of Corning Gas and the other subsidiaries will be consolidated with the financial statements of Holding Company. Corning Natural Gas Appliance Corporation became a subsidiary of Holding Company on November 12, 2013. Also on November 12, 2013, Holding Company became 50% owner of Leatherstocking Gas Company, LLC and Leatherstocking Pipeline Company, LLC.

References in this Annual Report on Form 10-K to "we", "us" or "our" with respect to the fiscal year ended September 30, 2013, refer to Corning Gas unless the context clearly indicates otherwise.

The Holding Company's and the Company's principal executive offices are located at 330 W. William Street, Corning New York 14830 and the telephone number is (607) 936-3755.

Recent Developments

On November 12, 2013 (the "Effective Date"), we completed our share-for-share exchange with the Holding Company and Corning Gas became a wholly owned subsidiary of the Holding Company (the "Share Exchange"). The New York Public Service Commission endorsed the Certificate of Exchange pursuant to its orders (described under the heading "Regulatory Matters in Item 7 below). The Certificate of Exchange was filed with the New York Department of State on the Effective Date. Pursuant to the Agreement and Plan of Share Exchange, dated September 12, 2013, between the Holding Company and Corning Gas (the "Exchange Agreement"), and the Certificate of Exchange, on the Effective Date, each issued and outstanding share of Corning Gas' common stock, par value $5.00 per share, was converted into one share of the Holding Company's common stock, par value $0.01 per share.

In addition, pursuant to the Exchange Agreement, upon completion of the Share Exchange, options to purchase Corning Gas' common stock were converted into options of the Holding Company to purchase the number of shares of the Holding Company's common stock, on the same terms.

(1)

Rights under the Corning Gas Dividend Reinvestment Plan were similarly converted. The Share Exchange is described in detail in the combined Proxy Statement/ Prospectus (the "Proxy Statement/Prospectus") forming a portion of the Holding Company's registration statement on Form S-4, filed with the SEC under the Securities Act of 1933, as amended (SEC Registration No. 333-190348 (the "Registration Statement")). The final Proxy Statement/Prospectus was filed with the SEC pursuant to SEC Rule 424(b)(3) on October 4, 2013. The Exchange Agreement was attached to the Proxy Statement/Prospectus as Exhibit A.

After the Effective Date, Corning Gas distributed to Holding Company the shares of The Corning Natural Gas Appliance Corporation so that the Corning Appliance Corporation is now a wholly owned subsidiary of Holding Company. The 50% ownership interests in our joint ventures Leatherstocking Gas Company, LLC and Leatherstocking Pipeline Company, LLC were also distributed to Holding Company.

Business

Corning Gas, incorporated in 1904, is a natural gas utility. We distribute natural gas through our distribution and transmission network to residential, commercial, industrial and municipal customers in the Corning, Hammondsport and Virgil, New York, areas and to two other gas utilities which service the Elmira and Bath, New York, areas. We are franchised to supply gas service in all of the political subdivisions in which we operate. We also transport and compress gas for a gas producer from its gathering network into an interstate pipeline. We are under the jurisdiction of the NYPSC which oversees and sets rates for New York gas distribution companies. In addition we own 50% of a Pennsylvania utility that distributes gas in Susquehanna County, Pennsylvania and 50% in an unregulated company whose purpose is to serve one customer in Lawton, Pennsylvania.

Gas Supply

We have contracted with various sources to provide natural gas to our distribution system. We contract for pipeline capacity, as well as storage capacity of approximately 736,000 dekatherms ("Dth"). We have a contract with ConocoPhillips to manage our transportation and storage capacity. This contract expires on March 31, 2014.

We have secured the NYPSC required fixed price and storage gas supply for the 2013-2014 winter season and are managing our storage and gas supply contracts to assure that we follow our gas supply and acquisition plan. Assuming no extraordinary conditions for the winter season, gas supply, flowing and storage, will be adequate to serve our approximately 14,800 customers.

We do not expect a shortage of natural gas to impact our business over the next five to ten years. Natural gas supply over the last several years has been positive, and domestic reserves and production have increased. This is especially true in proximity to our distribution network. We likewise anticipate no shortages of the necessary pipes and valves for safe distribution of natural gas, and continue to receive material inventory from various reliable sources.

Seasonality

Because our business is highly seasonal in nature, sales for each quarter of the year vary and are not comparable. Sales vary depending on seasonal variations in temperature, although the Company's weather normalization and revenue decoupling clauses in our latest NYPSC rate order serve to stabilize net revenue from the effects of unusual temperature variations and conservation.

(2)

Significant Customers

We have four major customers, Corning Incorporated, New York State Electric & Gas, Bath Electric, Gas & Water Systems, and Talisman Energy USA Incorporated. Although Talisman Energy USA Incorporated is a significant customer, we do not deliver gas to it. Rather we receive gas from several of its gathering systems and wells, and transport its gas through our system. The loss of any of these customers would have an impact on our financial results. Additional information is provided in Note 2 to the Notes to Consolidated Financial Statements.

Employees

We had 56 employees as of September 30, 2013, and 54 as of September 30, 2012. Of this total, nearly half are union labor working under an agreement effective until April 2, 2015.

Competition

Historically, the competition in our residential market has been primarily from electricity for cooking, water heating and clothes drying, and to a small degree, electricity, fuel oil and propane for heating. The price of gas remains low in comparison to that of alternative fuels in our service territory and our competitive position in the residential, commercial and industrial market continues to be strong. Over 90 percent of our residential customers heat with gas. When we expand our distribution system to attract new customers, our principal competition is oil and propane. Natural gas enjoys a price advantage over these fuels today.

Environmental Regulation

We believe we are in compliance with present federal, state and local provisions relating to the protection of the environment. We do not expect that continued compliance with these requirements will have any material adverse effect on our capital expenditures, earnings and financial position. The Company has no former manufactured gas plant sites (MGP) and is not a party to any environmental proceedings, litigation or complaints.

ITEM 1A. RISK FACTORS.

Our operations could be adversely affected by fluctuations in the price of natural gas.

Prices for natural gas are subject to volatile fluctuations in response to changes in supply and other market conditions. While these costs are usually passed on to customers pursuant to natural gas adjustment clauses and therefore do not pose a direct risk to earnings, we are unable to predict what effect a sharp increase in natural gas prices may have on our customers' energy consumption or ability to pay. Higher prices to customers can lead to higher bad debt expense and customer conservation. Higher prices may also have an adverse effect on our cash flow as typically we are required to pay for our natural gas prior to receiving payments for the natural gas from our customers.

Operational issues beyond our control could have an adverse effect on our business.

Our ability to provide natural gas depends both on our own operations and facilities and that of third parties, including local gas producers and natural gas pipeline operators from whom we receive our natural gas supply. The loss of use or destruction of our facilities or the facilities of third parties due to extreme weather conditions, breakdowns, war, acts of terrorism or other occurrences could greatly reduce potential earnings and cash

(3)

flows and increase our costs of repairs and replacement of assets. Although we carry property insurance to protect our assets and regulatory policies that provide the opportunity for deferral and recovery of extraordinary incremental costs associated with losses for such incidents, our losses may not be fully recoverable through insurance or customer rates.

Significantly warmer than normal weather conditions may affect the sale of natural gas and adversely impact our financial position and the results of our operations.

The demand for natural gas is directly affected by weather conditions. Significantly warmer than normal weather conditions in our service areas could reduce our earnings and cash flows as a result of lower gas sales. We mitigate the risk of warmer winter weather through the weather normalization and revenue decoupling clauses in our tariffs. These clauses allow the Company to surcharge customers for under-recovery of revenue.

There are inherent risks associated with storing and transporting natural gas, which could cause us to incur significant financial losses.

There are inherent hazards and operation risks in gas transportation and distribution activities, such as leaks, accidental explosions and mechanical problems that could cause substantial financial losses. These risks could, if they occur, result in the loss of human life, significant damage to property, environmental pollution, impairment of operations and substantial losses. The location of pipelines and storage facilities near populated areas, including residential areas, commercial business centers and industrial sites, could increase the level of damages resulting from these risks. These activities may subject us to litigation and administrative proceedings that could result in substantial monetary judgments, fines or penalties. To the extent that the occurrence of any of these events is not fully covered by insurance, they could adversely affect our financial position and results of operations.

Changes in regional economic conditions could reduce the demand for natural gas.

Our business follows the economic cycle of the customers in our service regions: Corning, Bath, Virgil, and Hammondsport, New York. A falling, slow or sluggish economy that would reduce the demand for natural gas in the areas in which we are doing business by forcing temporary plant shutdowns, closing operations or slow economic growth would reduce our earnings potential.

Many of our commercial and industrial customers use natural gas in the production of their products. During economic downturns, these customers may see a decrease in demand for their products, which in turn may lead to a decrease in the amount of natural gas they require for production.

During any economic slowdown there is typically an increase in individual and corporate customer bankruptcies. An increase in customer bankruptcies would increase our bad debt expenses and reduce our cash flows.

Our earnings may decrease in the event of adverse regulatory actions.

Our operations are subject to the jurisdiction of the NYPSC. The NYPSC approves the rates that we may charge to our customers. If we are required in a rate proceeding to reduce the rates we charge our customers, or if we are unable to obtain approval for rate relief from the NYPSC, particularly when necessary to cover increased costs, including costs that may be incurred in connection with mandated infrastructure improvements, our earnings would decrease.

(4)

Our success depends in large part upon the continued services of a number of significant employees, the loss of which could adversely affect our business, financial condition and results of operation.

Our success depends in large part upon the continued services of our senior executives and other key employees. Although we have entered into an employment agreement with Michael I. German, our president and chief executive officer, he can terminate his agreement on ninety days notice. Other significant employees, who entered into change of control agreements on April 17, 2012, may terminate their employment at any time. The loss of the services of any significant employee could have a material adverse effect on our business.

Concentration of share ownership among our largest shareholders may prevent other shareholders from influencing significant corporate decisions.

The six largest holders of our common stock own approximately 67% of the outstanding stock. As a result, if any chose to act together, they would have the ability to exert substantial influence over all matters requiring approval by our shareholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. This concentration of ownership could be disadvantageous to other shareholders with differing interests from these shareholders. As of November 12, 2013, the outstanding shares of Corning Gas were exchanged for shares of Holding Company on a one-for-one basis. The relative share concentration remained the same.

Our cash flows from operations will not be sufficient to fund our extraordinary capital expenditures.

We may not generate sufficient cash flows from operations to meet all of our cash needs. As part of our 2012 rate order set by the NYPSC, we have estimated capital expenditures to upgrade our distribution system of approximately $5.0 million in calendar 2014 and approximately $4.0 million in each calendar year from 2015 to 2017 that are related to system reliability and other commitments. We also continue to have debt retirement obligations of approximately $2.0 million per year.

We will require additional financing.

In order to fund our extraordinary capital expenditures we will need to obtain additional equity and/or debt financing. The sale of additional equity securities could result in dilution to our shareholders. The incurrence of debt would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. Additional financing may have unacceptable terms or may not be available at all for various reasons including:

* limits placed on us by our current lenders in our loan agreements,

*	our future results of operations, financial condition and cash flows,
*	our inability to meet our business plan,
*	lenders' or investors' perception of, and demand for, securities of natural gas utilities, and
*	conditions of the capital markets in which we may seek to raise funds.

If we cannot raise additional capital on acceptable terms, we may not be able to finance the expansion and mandated upgrading of our distribution system, take advantage of future opportunities or respond to competitive pressures or unanticipated capital requirements.

(5)

The Company's profitability may be adversely affected by increased competition.

We are in a geographical area with a number of interstate pipelines and local production sources. If a major customer decided to connect directly to either an interstate pipeline or a local producer, our earnings and revenues would decrease.

ITEM 2 - PROPERTIES

The Company's headquarters are located at 330 West William Street, Corning, New York. This structure is physically connected to the operations center.

The Company's pipeline system is surveyed each year as required for compliance with federal and state regulations. Any deficiencies found are corrected as mandated. Approximately 400 miles of distribution main, 15,000 services, and 86 regulating stations, along with various other properties are owned by the Company, except for one section of 10" gas main that is under long term lease. All of the property owned by the Company is adequately insured and is subject to the lien of the Company's first mortgage indenture.

ITEM 3 - LEGAL PROCEEDINGS

On December 30, 2011, the Company entered into a definitive Settlement and Release Agreement (the "Agreement") settling two lawsuits by a former Chairman of the Company. As previously disclosed, Thomas K. Barry sought damages from the Company for failure to transfer to Mr. Barry a key-man life insurance policy and for terminating payments under a deferred compensation agreement. Please refer to the Company's Form 10-K for the fiscal year ended September 30, 2011 for disclosure regarding the original claims. Under the Agreement, the Company paid to Mr. Barry $285,000 on January 13, 2012, and beginning in calendar 2013, the Company will pay Mr. Barry on or before each January 5, $40,000 plus interest compounded annually at 4% (less than one-half of the amount in Mr. Barry's deferred compensation agreement) for the longer of ten years or Mr. Barry's lifetime. The Company will pay Mr. Barry $15,000 annually for the longer of ten years or Mr. Barry's lifetime up to a maximum of 20 payments to replace the life insurance policy. The Company has paid the amounts due in January 2013. In addition, the Company will provide certain health and prescription drug insurance benefits to Mr. Barry and his wife for life. The Company and Mr. Barry exchanged mutual general releases. The Company had previously reserved for past due payments as well as accrued a liability for future payments under the deferred compensation agreement and key-man life insurance policy. The savings associated with the reversal of past due payments and change in the liabilities for future payments under the deferred compensation agreement were recognized as a decrease to operating and maintenance expense. The reversal of accrued liability for the key man insurance policy was recognized in other income. The after tax benefit that resulted from these entries was approximately $400,000 recognized as of year ended September 30, 2012, after accounting for legal fees associated with the settlement which are shown in other deductions, net and adjustments to pension expense which are shown in operating and maintenance expense. The present value of the expected future obligation is estimated at $517,973 and $498,933 at September 30, 2013 and 2012, respectively, and recorded in deferred compensation in the accompanying consolidated balance sheets.

On August 30, 2012, counsel to Gas Natural, Inc. and Richard M. Osborne sent a letter to counsel representing the Company offering to settle and release, all claims related to Gas Natural Inc.'s previous offers to purchase the Company and other activities, including the Company's 2010 rights offering. On December 11, 2012, at its regularly scheduled meeting, the Board of Directors approved settling the claims for $200,000 in exchange for general releases and certain other consideration. On December 13, 2012, the Company was notified by counsel for Gas Natural, Inc. that Gas Natural, Inc.'s Board of Directors, Richard Osborne and the Osborne Trust had approved the settlement. The after tax expense that resulted from this agreement was $126,000 and was shown in other deductions, net for year ended September 30, 2013, on the Company's Consolidated Income

(6)

Statement. The Company believes its actions in connection with the offers, the rights offering and other activities were in the best interest of the Company and its shareholders.

The Company has several lawsuits pending of the type incurred in the normal course of business and that the Company believes that any potential losses should be covered by insurance and will not have a material impact on the business.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The principal market on which the Company's common stock is traded is the Over-the-Counter Bulletin Board, or OTCBB, under the symbol "CNIG". Trading in the common stock is limited and sporadic. The following table sets forth the high and low closing sale prices as reported on the OTCBB for the Company's common stock for each quarter within the Company's last two fiscal years. Because the Company's stock is traded on the OTCBB, these quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions. The market prices have been adjusted retroactively to reflect the stock dividend in April 2011 (see "Dividends" for more information). The number of shareholders of record of the Company's common stock was 553 at September 30, 2013.

MARKET PRICE - (OTC)

Quarter Ended	High	Low
December 31, 2011	17.50	16.38
March 31, 2012	19.00	16.50
June 30, 2012	17.50	15.75
September 30, 2012	17.99	15.50
December 31, 2012	17.00	15.00
March 31, 2013	15.50	15.00
June 30, 2013	18.75	15.00
September 30, 2013	17.89	15.63

DIVIDENDS

On March 13, 2009, the NYPSC in Case 07-G-0772 lifted the prohibition on the payment of dividends on the Company's common stock but limited pay outs to a percentage of earnings tied to the Company's debt/equity ratio. At its regular meeting on December 14, 2010, the Board of Directors approved an increase in the quarterly dividend from $.15 a share to $.1725 a share and was paid on January 15, 2011 to shareholders of record as of December 31, 2010, and on April 15, 2011 for shareholders of record on March 31, 2011. The dividend rate of $.1725 reflects the pre-stock dividend

(7)

rate (see third paragraph in this section below). The Board of Directors reviewed the quarterly dividend rate at its next regularly scheduled meeting on June 14, 2011 and adjusted the dividend rate to $.115. This dividend was paid on July 15, 2011 to shareholders of record on June 30, 2011, on October 15, 2011 to shareholders of record on September 30, 2011 and on January 16, 2012 to shareholders of record on December 31, 2011. At its regular meeting on February 10, 2012, the board of directors approved an increase in the quarterly dividend to $.12 a share. This dividend was paid on April 16, 2012 to shareholders of record on March 31, 2012, on July 16, 2012 to shareholders of record on June 30, 2012, on October 15, 2012 to shareholders of record on September 30, 2012 and on December 31, 2012 to shareholders of record on December 21, 2012. At its regular meeting on February 12, 2013, the board of directors approved an increase in the quarterly dividend to $.125 a share. This dividend was paid on April 15, 2013 to shareholders of record on March 31, 2013, on July 15, 2013 to shareholders of record on June 30, 2013 and on October 15, 2013 to shareholders of record on September 30, 2013.

On May 28, 2009, the Company registered 100,000 shares of common stock with a par value of $5 per share for a dividend reinvestment program. As part of this program 761 shares were issued in 2009, 2,319 shares were issued in 2010, 3,976 shares in 2011, 5,689 shares in 2012 and 7,433 shares in 2013. A total of 20,178 shares have been issued since the program started.

On March 21, 2011, the Company set April 1, 2011 as the record date for a one for two stock dividend on its outstanding common stock as authorized by the NYPSC in an order in Case 10-G-0647 dated March 17, 2011. Each shareholder of record as of close of business on the record date was paid one share of common stock for each two shares held by such holder on April 20, 2011. Due to this stock dividend, all computations of number of shares and earnings per share have been adjusted retroactively for prior periods to reflect the change in capital structure.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our primary business is natural gas distribution. We serve approximately 14,800 customers through over 400 miles of pipeline in the Corning, Hammondsport and Virgil, New York areas. The market for natural gas in our traditional service territory is relatively saturated with limited growth potential. However, growth opportunities do exist in extending our mains to areas adjacent or reasonably close to areas we currently serve. In addition, the Company continues to see expansion opportunities in the commercial and industrial markets. Two of our largest customers, Corning Incorporated and World Kitchen, added additional facilities in our service area that is increasing our revenue and margins. We believe that our most promising growth opportunity for both revenues and margins is increasing connection with local gas production sources. We completed a new pipeline to Marcellus Shale gas in Pennsylvania in 2009 and we believe that pipeline could, depending on the volume of gas extracted and directed through the pipeline by the producer, significantly increase throughput on our system and have a significant impact on margins. In 2010 we upgraded portions of Lines 4, 7 and 13 to increase our capacity to transport local production gas. We have completed a compressor station that is working in conjunction with our pipeline upgrades to transport gas on our system and into the interstate pipeline system. In addition, we have formed two joint ventures, Leatherstocking Gas Company, LLC and Leatherstocking Pipeline Company, LLC, to pipe gas to areas of the northeast currently without gas service. We continue to focus on improving the efficiency of our operations and making capital investments to improve our infrastructure.

As of November 13, 2013, Holding Company became our sole shareholder and for periods after that date, our financial statements will be consolidated with those of Holding Company and its other consolidated subsidiaries. We do not expect that the restructuring resulting from the Share Exchange will materially affect our results of operations, liquidity or requirements for capital resources.

(8)

Our key performance indicators are net income and shareholders' equity.

	Year Ended September 30,
	2013	2012
Net income	$1,785,374	$1,351,561
Shareholders' equity	$23,391,931	$20,975,561
Shareholders' equity per weighted average share	$10.44	$10.74

In 2013, our consolidated net income was $1.8 million, an increase of $433,813 from 2012 mainly due to the rate increase, rate case reconciliations and increased local production volumes.

As a regulated utility company, shareholders' equity is an important performance indicator for us. The NYPSC allows us to earn a reasonable return on shareholders' equity. Shareholders' equity is therefore a precursor of future earnings potential. In 2013, shareholders' equity increased $2.4 million due mainly to net income less dividends, an exercise of stock options that raised $200,541 and an increase in other comprehensive income of approximately $1.2 million. The increase in other comprehensive income does not affect what we earn on our equity. In 2012, shareholders' equity increased $6.3 million due to net income less dividends paid, a private placement of common stock which raised $2 million, a rights offering that raised $3.9 million, a reduction of other comprehensive income and exercise of stock options that raised $350,000.

Other performance indicators that we track include leak repair, main and service replacements and customer service metrics. In 2013 we invested $6.1 million in system improvement and projects, repairing 208 leaks and replacing 378 services and 8 miles of main. In 2012 we invested $6.7 million in system improvements and projects, repairing 259 leaks, and replacing 305 services and 8.9 miles of main.

Our customer service group has implemented several changes to positively impact our customers. Beginning in 2007, customers have the option of third party payment of their gas bill through their banking institution. We have also instituted online meter reading. Bill processing has been consolidated to shorten the time between meter readings and mailing, allowing a more direct link between the consumption of gas and the receipt by the customer of their bill. Our principal customer service metric is the number of customer complaints. In 2013, the NYPSC reported 8 complaints against us. This compares to 16 in 2012.

Earnings

Earnings on a consolidated basis were as follows:

Net income
2013		2012
Corning Natural Gas income	$1,827,889	$1,113,368
Income (loss) from joint ventures	(42,515)	238,193
Net income	$1,785,374	$1,351,561

(9)

Utility Operating Revenue
	2013	2012
Retail Revenue:
Residential	$12,673,314	$10,445,162
Commercial	2,045,489	1,682,975
Industrial	96,631	72,366
Transportation	4,069,134	4,231,471
Total Retail Revenue	18,884,568	16,431,974

Wholesale	2,249,942	1,693,062
Local Production	1,572,018	1,070,289
Other	767,257	241,591
Total Revenue	$23,473,785	$19,436,916

The following tables further summarize other income on the operating revenue table:

	2013	2012
Other gas revenues:
Customer discounts forfeited	94,511	73,763
Reconnect fees	4,300	4,300
Gas revenues subject to refund	657,167	152,503
Surcharges	11,279	11,025
Total other gas revenues	767,257	241,591

	2013	2012
Gas revenues subject to refund:
Rate case amortizations	-	4,093
DRA carrying costs	9,231	13,596
Monthly RDM amortizations	20,521	237,399
Line 15 carrying costs	-	48,527
Target customer reconciliation	528,623	160,038
Annual MFC reconciliations	(62,653)	86,951
Annual RDM reconciliations	(1,811)	(75,951)
Local production reconciliation	148,187	-
LAUF incentive benefit	15,069	(322,150)
	657,167	152,503

2013 compared with 2012. In 2013 our operating revenue increased by approximately $4 million or 20.8% primarily due to increased retail revenue of $2.5 million, increased local production revenues of $501,729 and increase from new rate case reconciliations of $512,772.

(10)

Margin
	2013	2012

Utility Operating Revenues	$23,473,785	$19,436,916
Natural Gas Purchased	8,578,363	6,782,544
Margin	$14,895,422	$12,654,372
	63.46%	65.10%

Our margin (the excess of utility operating revenues over the cost of natural gas purchased) increased $2.2 million from 2012 to 2013 mainly due to increased usage, increased local production revenues and new rate case reconciliations. There has been an increase of $1.8 million in purchased gas costs due to higher volumes.

Looking forward, we anticipate additional margin growth due to our latest rate increase that was effective in May 2012. Our cost of gas should remain stable because of our access to local production and a favorable gas supply asset management agreement that we entered into with ConocoPhillips.

Operating Expenses

2013 compared with 2012. Operating and maintenance expenses increased $411,010 from 2012 to 2013 mainly because of the 2012 benefit of the settlement of the Barry lawsuits of $372,969. Depreciation increased by $506,411from 2013 to 2012 because of increased plant and the treatment of local production revenues (see Note 1 (d) Depreciation).

Investment Income

2013 compared with 2012. Investment income increased slightly by $2,626 to $123,725 in 2013 due to higher realized gains and dividend and interest income.

Liquidity and Capital Resources

Internally generated cash from operating activities consists of net income, adjusted for non-cash expenses and changes in operating assets and liabilities. Non-cash items include depreciation and amortization, gain or loss on sale of securities and deferred income taxes. Over or under recovered gas costs significantly impact cash flow. In addition, there are significant year-to-year changes in regulatory assets that impact cash flow. Cash flows from investing activities consist primarily of capital expenditures. As part of our 2012 rate order set by the NYPSC, we have estimated capital expenditures to upgrade our distribution system of approximately $5.0 million in calendar 2014 and approximately $4.0 million in each calendar year from 2015 to 2017.We expect to finance these planned capital expenditures with a combination of cash provided by operations and issuance of additional long term debt and equity.

Cash flows from financing activities consist of repayment of long-term debt and borrowings and repayments under our lines-of-credit. For our consolidated operations, during 2013, we had $8 million (as of the June 2013 credit agreement renewal) available through lines of credit at local banks, the terms of which are disclosed in Note 7 to the accompanying consolidated financial statements. The amount outstanding under these lines at

(11)

September 30, 2013 was $4.4 million. In February 2012 the interest rate was the greater of 3.25% or 2.5% above the 30-day LIBOR. As security for our line of credit, collateral assignments have been executed which assign to the lender various rights in the investment trust account. In addition, our lender has a purchase money interest in all of our natural gas purchases utilizing funds advanced by the bank under the line-of-credit agreement and all proceeds of sale of the gas to customers and related accounts receivable. On June 21, 2013 we renewed the line with an increase to $8 million. Under the new terms, the bank no longer has a security interest in the "Rabbi Trust" investment account. Beginning on July 1, 2013, the interest rate will be calculated as the 30-day LIBOR plus 2.8%. We rely heavily on our credit lines and large portions of them are utilized throughout the entire year. The interest rate on this line of credit was 3.25% on September 30, 2013.

On September 30, 2013 we had $15.3 million in long term debt outstanding. We repaid $7.7 million during fiscal 2013 consistent with the requirements of our debt instruments and refinancing activities. This included refinancing of the $6.0 million and $1.865 million M&T Bank notes.

On September 30, 2012 we had $14.1 million in long term debt outstanding. We repaid $1.3 million during fiscal 2012 consistent with the requirements of our debt instruments and refinancing activities.

ConocoPhillips became our asset manager in April 2011. At September 30, 2013, we had 652,601 dekatherms at $2.3 million in storage. As of September 30, 2012, we had 706,093 dekatherms at $2.1 million in storage. The lower inventory value in 2012 is directly related to lower gas costs. As the result of these actions, we anticipate that we will have sufficient gas to supply our customers for the 2013-2014 winter heating season.

As of September 30, 2013, we believe that cash flow from operating activities and borrowings under our lines of credit will be sufficient to satisfy our working capital and debt service requirements over the next twelve months. We believe new debt instruments and proceeds from equity will be required to satisfy our capital expenditures to finance our internal growth needs for the next twelve months.

Other Comprehensive Income

Other comprehensive income ("OCI") is comprised of unrealized gains or losses on securities available for sale as required by FASB ASC 320 and pension liability adjustments as required by FASB ASC 715. For the period ending September 30, 2012 there was a drop in the discount rate from 5% to 4% and a drop in the expected rate of return from 8% to 7.75% which resulted in a $695,101 OCI loss for the period. For the period ending September 30, 2013 there was a $1,223,987 OCI gain due to an increase in the discount rate from 4% to 4.85%. For additional information, see Note 11 to the Notes to the Consolidated Financial Statements.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Contractual Obligations

The following tables summarize the Company's expected future contractual cash obligations as of September 30, 2013, and the twelve month periods over which they occur.

(12)

The aggregate maturities of long-term debt for each year subsequent to September 30, 2013 are as follows:

2014	$1,827,322
2015	$1,995,238
2016	$2,050,103
2017	$2,106,645
2018	$2,160,308
2019 +	$5,148,487

The estimated interest payments on the above debts are as follows:

2014	$678,376
2015	$615,271
2016	$524,196
2017	$430,978
2018	$342,315
2019+	$704,143

The estimated pension plan benefit payments are as follows:

2014	$942,000
2015	$960,000
2016	$997,000
2017	$1,072,000
2018	$1,092,000
2019+	$6,154,000

Lines of Credit

The Company has a line of credit with Community Bank, N.A. to borrow up to $7.0 million on a short-term basis until of June 21, 2013, when it was increased to $8.0 million. Borrowings outstanding under this line were $4,407,305 and $2,196,995 at September 30, 2013 and 2012, respectively. The maximum amount outstanding during the years ended September 30, 2013 and 2012 were $5,652,671 and $6,607,788, respectively. In February 2011, the interest was set at a fluctuating rate equal to the greater of 3.5% or the 30-day LIBOR plus 2.25%. In February 2012 the interest rate was lowered to the greater of 3.25% or 2.5% above the 30-day LIBOR. The interest rate at September 30, 2012 was 3.25%. As security for the Company's line of credit, collateral assignments have been executed which assign to Community Bank, N.A. various rights in the investment trust account. In addition, Community Bank, N.A. has a purchase money interest in all of our natural gas purchases utilizing funds advanced by the bank under the line-of-credit agreement and all proceeds of sale of the gas to customers and related accounts receivable. On June 21, 2013 we renewed the line with an increase to $8 million. Under the new terms, the bank no longer has a security interest in the Rabbi Trust investment account. Beginning on July 1, 2013, the interest rate will be calculated as the 30-day LIBOR plus 2.8%. On September 30, 2013, the interest rate was 3.25%. The weighted average interest rates on outstanding borrowings during fiscal 2013 and 2012 were 3.25% and 3.35%, respectively.

(13)

Regulatory Matters

The Company's business is regulated by the NYPSC among other agencies.

On November 17, 2010, Bath Electric Gas & Water Systems (BEGWS), a natural gas customer of the Company, filed a petition with the NYPSC, in Case 10-G-0598 that claimed BEGWS was overbilled for gas by the Company. BEGWS asserted that the Company's meters registered 2.94% more gas than was actually delivered to BEGWS from 2004 through 2010. Based on its calculations, BEGWS has requested that the NYPSC order the Company to refund approximately $1.2 million for overcharges and interest. The Company conducted a comprehensive review of the BEGWS claim. The Company installed new meters for BEGWS in 2009 and believes that those meters and the resulting bills have been accurate. On January 26, 2011, the Company responded that its preliminary review of its billing data and gas cost reconciliation to the NYPSC shows that the Company has already credited BEGWS the amount in the claim. In testimony filed by its consultants on July 8, 2011, BEGWS acknowledged receipt of the amount in the claim but raised new claims not in the original petition. BEGWS now asserts that the Company owes it a refund of $345,747. The Company contested the testimony filed on July 8, 2011. The Company and BEGWS met with the NYPSC Staff on July 11, 2011, to discuss findings to date on the petition. The meter investigation associated with the petition is ongoing. BEGWS and the Company met in Albany, New York, for a technical conference on May 15, 2013. The purpose of the meeting was to determine if any of the contested issues in this proceeding could be settled. The parties did not resolve any of the contested issues at the meeting, but agreed to continue settlement discussions. In August 2013 the Company provided BEGWS with a settlement proposal that would resolve all outstanding issues in this proceeding. BEGWS is currently reviewing the proposal.

On May 24, 2011, the Company filed Case 11-G-0280, a base rate case that requested an increase in revenues of $1,429,281 (or 6.63% on an overall bill rate basis) in the 12 months ending April 30, 2013, (the Rate Year) and by the same dollar amount in the two succeeding 12-month periods (ending April 30, 2014, and April 30, 2015). On January 13, 2012 the Company, the Staff of the NYPSC and other intervenor parties filed a Joint Proposal (the "Proposal") with the NYPSC to resolve all issues in the rate case. The Proposal provided for revenue increases to Corning's rates in the first year (May 1, 2012 to April 30, 2013) of $944,310; in year two (May 1, 2013 to April 30, 2014) of $899,674; and in year three (May 1, 2014 to April 30, 2015) of $323,591. The Proposal also provided the Company the opportunity to earn $545,284 from local production before sharing, a 118% increase from the $250,000 allowed previously. The Proposal also provided for property tax reconciliation, treatment of future local production investment, cost allocations to the Company's new Leatherstocking operations, consolidation of the three divisional rate tariffs into a single rate tariff and recovery of forecasted capital and operation and maintenance costs for the period May 1, 2012 to April 30, 2015. The rates are based on a 9.5% return on equity. The cumulative potential revenue increases over the three years total $4,955,869. On April 20, 2012 the NYPSC issued a final order in the case accepting the Proposal, with rates effective May 1, 2012. In the order the NYPSC directed the Company and the other parties to the case, including Staff, to collaborate on a code of conduct for the Company and its affiliates. This code of conduct was used until a more comprehensive code of conduct was established in conjunction with the establishment of a holding company structure for the Company and its affiliates, as requested in Case 12-G-0141 discussed below. On October 18, 2012, the NYPSC issued an order adopting affiliate standards that included certain restrictions, among them a prohibition on the sharing of distribution company employees other than specified officers with Corning affiliates. Pursuant to that order, these standards remained in place until they were modified when the NYPSC issued an order on the Company's request to establish a holding company structure (Case 12-G-0141). The second year rate increase of $899,674 provided for in Case 11-G-0280 became effective on May 1, 2013. On August 28, 2013, the Company filed the excess earning, net plant, property tax and large customer reconciliations required by the Joint Proposal for the first rate year (the twelve months ended April 30, 2013). The earned equity return for ratemaking purposes in the first rate year is 9.71%, below the sharing threshold of 10.25%. The net plant over collection for the first rate year is $108,017. The amount due customers will be determined at the end of the third rate year (twelve months ended April 30, 2015). The property tax under-collection for the period amounted to $284,504. The Company estimates that the under-collection at the end of the third rate year would be a minimum of $853,512. In order to minimize the effect on

(14)

customers at the conclusion of the three year agreement, the Company has requested that it be permitted recovery of the annual property tax under collection via the Delivery Rate Adjustment ("DRA") commencing January 1, 2014. That request is pending before the NYPSC. The large customer reconciliation shows an under-collection of $471,072. This amount is sufficiently large that the Company has requested that 1/3 of the under- collection be recovered via the DRA starting January 1, 2014. Commencement of recovery will avoid "rate shock" at the conclusion of the current three-year rate agreement. That request is also pending before the NYPSC.

On August 8, 2011, the Company and Mirabito Holdings, Inc. ("MHI") filed a joint petition requesting that the NYPSC authorize the acquisition by MHI of up to 15 percent of the Company's voting capital stock. The petition was submitted pursuant to a provision of the New York Public Service Law (Section 70) that requires NYPSC authorization for acquisitions in excess of 10 percent of such stock of a utility.This proceeding, designated Case 11-G-0417, was consolidated with Case 12-G-0141, discussed below, in which the Company sought authorization to form a holding company. The Joint Proposal in the consolidated proceedings which was adopted by the NYPSC, as discussed below, supported authorization of the stock purchase.

On February 8, 2012, the Company filed a petition in Case 12-G-0049 requesting authorization to issue $12,650,000 in debt and $12,650,000 equity to support the utility infrastructure and growth programs ($20,950,000), Leatherstocking ($1,800,000) and non-utility investments ($2,500,000). As a result of discussions with the NYPSC Staff, the Company requested that the petition be bifurcated and that the NYSPC immediately review and approve that portion of the petition's funding request pertaining to the Company's gas distribution system. On May 17, 2012, the NYPSC acted on the petition. The Company was authorized to issue long-term debt up to $9,000,000 and authorized to issue common stock, convertible preferred stock and stock warrants up to $9,000,000, no later than December 31, 2016. As of September 30, 2013, the Company had issued new long-term debt of $3,700,000.

On March 26, 2012, the Company filed a petition with the NYPSC in Case 12-G-0141 requesting authority to reorganize into a holding company structure. The petition included a request to use up to $1 million to fund initial construction of Leatherstocking Gas Company, LLC facilities to permit exercise of recently granted franchises for its distribution system in Pennsylvania. This proceeding was consolidated with Case 11-G-0417 pertaining to the acquisition of stock by MHI, as discussed above. A settlement between Staff and the Company was reached and filed on March 15, 2013 as a Joint Proposal. In an order issued May 17, 2013, the NYPSC adopted the Joint Proposal and authorized the formation of a holding company; placed certain restrictions on the members of the Company's Board of Directors and officers designed to avoid conflicts of interest; eased some of the restrictions on employee sharing between regulated and unregulated operations; implemented a series of measures designed to limit exposure of customers of the regulated utility to risk from unregulated business units; provided for sharing of revenues from unregulated operations in the regulated utility's service area and use of regulated facilities in furtherance of unregulated operations; provided for withdrawal of the Company's November 19, 2012 petition for clarification or rehearing in Case 11-G-0280; authorized the stock acquisition for which approval was sought in Case 11-G-0417; and authorized the use of $1 million in funds derived from the rendition of service as a loan to Leatherstocking Gas to permit construction of its new facilities in Pennsylvania and New York. The reorganization into the holding company structure required approval of holders of at least 66 2/3rds of the Company's common stock and the exchange of shares of common stock of the Company for common stock of the Holding Company. On August 1, 2013, the Holding Company filed a Registration Statement/Proxy Statement on Form S-4 (the "Registration Statement") with the SEC to register the securities to be issued by the Holding Company in connection with the exchange and to file a proxy statement for a special meeting of the Company's shareholders regarding the proposal to create the holding company structure and the exchange of shares of the Company's common stock on a one-for-one basis for shares of the Holding Company's common stock. Please refer to the Registration Statement of Corning Natural Gas Holding Corporation on the SEC's website (www.sec.gov) for more information regarding the holding company proposal and reorganization. The Registration Statement was declared effective as of September 30, 2013 by the SEC. In a special shareholder meeting on November 6, 2013, the proposal was approved by more than two-thirds of Corning Natural Gas Corporation shareholders. The NYPSC

(15)

endorsed the Certificate of Exchange on November 8, 2103, and it was filed with the New York Department of State to effect the exchange of each share of the common stock, par value $5.00 per share, of Corning Gas into a share of common stock, par value $0.01 per share, of Holding Company.

The effective date of reorganization creating the holding company structure was November 12, 2013.

On May 6, 2013 the Company and The Article 6 Marital Trust under the First Amended and Restated Jerry Zucker Revocable Trust dated April 2, 2007 ("Zucker Trust") filed a joint petition with the NYPSC in Case 13-G-0202 for a declaratory ruling that the purchase of up to 15 percent of the Company's common stock by the Zucker Trust does not require authorization by the NYPSC under a provision of the New York Public Service Law that requires such authorization for certain types of entities to own more than 10 percent of a New York gas utility's voting capital stock. In the alternative, the Company and Zucker Trust requested that in the event that the NYPSC concludes that such approval would be required, the NYPSC issue an order granting the authority to purchase the Company's stock. On September 19, 2013, the NYPSC dismissed the request for a declaratory ruling but granted the authority for the purchase of stock.

Critical Accounting Policies

Our significant accounting policies are described in the notes to the accompanying Consolidated Financial Statements of this Form 10-K. The application of generally accepted accounting principles involve certain assumptions, judgments and estimates that affect reported amounts of assets, liabilities, revenues and expenses. Thus, the application of these principles can result in varying results from company to company. The principles and policies that most significantly impact us are discussed below.

Accounting for Utility Revenue and Cost of Gas Recognition

We record revenues from residential and commercial customers based on meters read on a cycle basis throughout each month, while certain large industrial and utility customers' meters are read at the end of each month. We do not accrue revenue for gas delivered but not yet billed, as the NYPSC requires that such accounting be adopted during a rate proceeding, which we have not done. Currently we do not anticipate adopting unbilled revenue recognition nor do we believe it would have a material impact on our financial results. Our tariffs contain mechanisms that provide for the recovery of the cost of gas applicable to firm customers, which includes estimates. Under these mechanisms, we periodically adjust rates to reflect increases and decreases in the cost of gas. Annually, we reconcile the difference between the total gas costs collected from customers and the cost of gas. We defer any excess or deficiency and subsequently either recover it from, or refund it to, customers over the following twelve-month period. To the extent estimates are inaccurate; a regulatory asset on the balance sheet is increased or decreased.

Accounting for Regulated Operations - Regulatory Assets and Liabilities

All of our business is subject to regulation by NYPSC. We record the results of our regulated activities in accordance with Financial Accounting Standards Board (FASB) ASC 980 (prior authoritative literature: Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation"), which results in differences in the application of generally, accepted accounting principles between regulated and non-regulated businesses. FASB ASC 980 requires the recording of regulatory assets and liabilities for certain transactions that would have been treated as revenue and expense in non-regulated businesses. In certain circumstances, FASB ASC 980 allows entities whose rates are determined by third-party regulators to defer costs as "regulatory" assets in the balance sheet to the extent that the entity expects to recover these costs in future rates. Management believes that currently available facts support the continued application of FASB ASC 980 and that all regulatory assets and liabilities are recoverable or refundable through the regulatory environment.

(16)

Accounting for the Compressor Station

The Company bought an $11 million compressor station and $2.1 million pipeline from a local producer for two dollars. Although the Company has $13.1 million in new plant, only two dollars was recognized on the Balance Sheet in accordance with the Uniform System of Accounts (313.2) which states that in the case of gas plant contributed to the utility, gas plant accounts shall be charged only with such expenses, if any, incurred by the utility. Please see Note 1(r) of the Notes to the Consolidated Financial Statements "311 Transportation Agreement/Compressor Station".

Pension and Post-Retirement Benefits

The amounts reported in our financial statements related to pension and other post-retirement benefits are determined on an actuarial basis, which requires the use of many assumptions in the calculation of such amounts. These assumptions include the discount rate, the expected return on plan assets, the rate of compensation increase and, for other post-retirement benefits, the expected annual rate of increase in per capita cost of covered medical and prescription benefits. Changes in actuarial assumptions and actuarial experience could have a material impact on the amount of our pension and post-retirement benefit costs and funding requirements. However, we expect to recover substantially all our net periodic pension and other post-retirement benefit costs attributed to employees in accordance with NYPSC authorization. For financial reporting purposes, the difference between the amounts of such costs as determined under applicable accounting principles is recorded as either a regulatory asset or liability.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains statements which, to the extent they are not recitations of historical facts, constitute "forward-looking statements" within the meaning of the Securities Litigation Reform Act of 1995 (Reform Act). The words "estimate", "project", "anticipate", "expect", "intend", "believe", "could" and similar expressions are intended to identify forward-looking statements. All such forward-looking statements are intended to be subject to the safe harbor protection provided by the Reform Act. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be achieved. As forward looking statements, these statements involve risks, uncertainties and other factors that could cause actual results to differ materially from the expected results. Accordingly, actual results may differ materially from those expressed in any forward looking statements. Factors that could cause results to differ materially from our management's expectations include, but are not limited to, those listed under Item 1A - "Risk Factors" of this Annual Report on Form 10-K for the fiscal year ended September 30, 2013, in addition to:

*	the effect of any interruption in our supply of natural gas or a substantial increase in the price of natural gas,
*	our ability to successfully negotiate new supply agreements for natural gas as they expire, on terms favorable to us, or at all,
*	the effect on our operations of any action by the NYPSC,
*	the effect of any litigation,
*	the effect on our operations of unexpected changes in any other applicable legal or regulatory requirements,
*	the amount of natural gas produced and directed through our pipeline by producers,
*	our ability to obtain additional equity or debt financing to fund our capital expenditure plans and for general corporate purposes,
*	our successful completion of various capital projects and the use of pipeline, compressor stations and storage by customers and counterparties at levels consistent with our expectations,
*	our ability to retain the services of our senior executives and other key employees,
*	our vulnerability to adverse general economic and industry conditions generally and particularly the effect of those conditions on our major customers,

(17)

*	the effect of any events in our transportation and delivery pipelines, and
*	competition to our gas supply and transportation business from other pipelines.

Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update any forward-looking statement in light of new information or future events.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are filed with this Form 10-K:

Report of Freed Maxick CPAs, P.C., Independent Registered Public Accounting Firm

Report of EFP Rotenberg, LLP, Independent Registered Public Accounting Firm

Consolidated Financial Statements:

Consolidated Balance Sheets as of September 30, 2013 and 2012

Consolidated Statements of Income and Other Comprehensive Income (Loss) for the years ended September 30, 2013 and 2012

Consolidated Statements of Stockholders' Equity for the years ended September 30, 2013 and 2012

Consolidated Statements of Cash Flows for the years ended September 30, 2013 and 2012

Notes to Consolidated Financial Statements

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the summer of 2013, the Company requested proposals from multiple independent registered accounting firms to serve as the Company's auditor. After the review and interview process, the Audit Committee of the Company's Board of Directors approved to dismiss EFP Rotenberg, LLP ("EFP Rotenberg") as the Company's audit firm and appointed Freed Maxick CPAs, P.C. as its new independent registered audit firm effective immediately for the fiscal year ending September 30, 2013.

EFP Rotenberg's reports on the Company's consolidated financial statements for the fiscal year ended September 30, 2012, did not contain any adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principle. During the Company's fiscal year ended September 30, 2012, and through August 20, 2013, there were no disagreements between the Company and EFP Rotenberg on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to EFP Rotenberg's satisfaction, would have caused EFP Rotenberg to make reference to the subject matter of the disagreement(s) in its reports on the Company's financial statement for such years. During the Company's fiscal year ended September 30, 2012, and through August 20, 2013, there were no "reportable events" as described under Item 304(a)(1)(v) of Regulation S-K. EFP Rotenberg is still retained for the pension plan audits.

(18)

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2013, the Company's management, with the participation of the Company's chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. Based upon the Company's evaluation, the Company's chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures are effective as of September 30, 2013.

Management's Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements. Our internal control over financial reporting is supported by appropriate reviews by management, written policies and guidelines, careful selection and training of qualified personnel, and a written Code of Conduct adopted by our Company's Board of Directors, applicable to all Company Directors and all officers and employees of our Company.

The Audit Committee of our Company's Board of Directors meets with the independent public accountants and management periodically to discuss internal control over financial reporting and auditing and financial reporting matters. The Audit Committee reviews with the independent public accountants the scope and results of the audit effort. The Audit Committee's Report will be reported in the Proxy Statement issued in connection with the Company's 2014 Annual Meeting of Shareholders.

The Company's management, including the Company's chief executive officer and chief financial officer, assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework from1992. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our internal control over financial reporting was effective as of September 30, 2013.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that was conducted during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B - OTHER INFORMATION

None

(19)

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated herein by reference to the Registrant's definitive Proxy Statement relating to its 2013 Annual Meeting of Shareholders (the "Proxy Statement"), under the captions "Board of Directors," "Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Code of Business Conduct and Ethics" or an amendment to this Annual Report in Form 10-K. The Proxy Statement, or an amendment to this Annual Report on Form 10-K containing the required information, will be filed with the SEC prior to January 24, 2014.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is contained under the caption "Executive Compensation" in the Proxy Statement and incorporated herein by reference or an amendment to this Annual Report on Form 10-K. The Proxy Statement, or an amendment to this Annual Report on Form 10-K containing the required information, will be filed with the SEC prior to January 24, 2014.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required with respect to security ownership of certain beneficial owners is set forth under the caption "Principal Shareholders" and "Equity Compensation Plan Information at September 30, 2012" in the Proxy Statement and incorporated herein by reference or an amendment to this Annual Report on Form 10-K. The Proxy Statement, or an amendment to this Annual Report on Form 10-K containing the required information, will be filed with the SEC prior to January 24, 2014.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is contained under the caption "Certain Relationships and Related Transactions" and "Director Independence" in the Proxy Statement and incorporated herein by reference or an amendment to this Annual Report on Form 10-K. The Proxy Statement, or an amendment to this Annual Report on Form 10-K containing the required information, will be filed with the SEC prior to January 24, 2014.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 will be contained under the caption "Audit Committee Report - Principal Accounting Fees and Services" in the Proxy Statement and incorporated herein by reference or an amendment to this Annual Report on Form 10-K . The Proxy Statement, or an amendment to this Annual Report on Form 10-K containing the required information, will be filed with the SEC prior to January 24, 2014.

(20)

PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statement Schedules (see Item 8 Financial Statements and Supplementary Data)
(b) Exhibits

Exhibits incorporated by reference for filings made before January 1, 1995 may be found in the Company's Commission File 0-643

2.1

Agreement and Plan of Exchange, dated September 12, 2013, between the Company and Holding Company (filed as Exhibit 2.1 to the Holding Company's Registration Statement on Form S-4 (No. 333-190348 (the "Form S-4")

3.1	The Holding Company's Certificate of Incorporation, (included as Exhibit B to the Proxy Statement/Prospectus forming portion of the Form S-4)
3.2**	Certificate of Exchange, dated November 6, 2013, consented to by the New York Public Service Commission on November 8, 2013, and filed with the New York Department of State on November 12, 2013
3.3	By-Laws of the Holding Company (included as Exhibit C to the Proxy Statement/Prospectus forming portion of the Form S-4)
4.1	See Exhibits 3.1 and 3.2 for provisions in the Holding Company's Certificate of Incorporation and By-laws defining the rights of holders of the Holding Company Common Stock
4.2*	Amended and Restated 2007 Stock Plan (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 10-Q dated August 12, 2009)
4.3	Dividend Reinvestment Plan (filed as Exhibit 4.3 of the Company's Registration Statement on Form S-1 (No. 333-182386), originally filed with the Securities And Exchange Commission on June 28, 2012)
10.1*	Employment Agreement dated November 30, 2006 between Michael German and the Company (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K dated November 30, 2006)
10.2*

Amended and Restated Severance Agreement effective August 18, 2006 between the Company and Kenneth J. Robinson (incorporated by reference to Exhibit 10.18 of the Company's Current Report on Form 8-K dated August 14, 2006)

10.3

Credit Agreement made by the Company to Manufacturers and Traders Trust Company dated October 16, 2008 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated October 16, 2008)

10.4

Replacement Term Note of Corning Gas in favor of Manufacturers and Traders Trust Company dated October 16, 2008 (incorporated by reference to Exhibit 10.2 of Corning Gas's Current Report on Form 8-K dated October 16, 2008)

10.5

Demand Note made by Corning Gas in favor of Manufacturers and Traders Trust Company dated October 27, 2008 (incorporated by reference to Exhibit 10.1 of Corning Gas's Current Report on Form 8-K dated October 27, 2008)

(21)

10.6	Amended Warrant Agreement dated July 1, 2009 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated July 1, 2009)

10.7*

First Amendment to Employment Agreement between Michael I. German and the Company dated December 31, 2008 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 10-Q dated August 12, 2009)

10.8	Amended and Restated 2007 Stock Plan (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 10-Q dated August 12, 2009)

10.9

First Amendment to Note Agreements between the Company and Great West Life & Annuity Insurance Company dated December 1, 2009 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated January 6, 2010)

10.1

Intercreditor and Collateral Agency Agreement among Manufacturers and Traders Trust Company, as collateral agent and bank lender, and Great West Life & Annuity Insurance Company dated December 1, 2009 (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K dated January 6, 2010)

10.11

Amendment to Credit Agreement between the Company and Manufacturers and Traders Trust Company dated March 4, 2010 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated March 8, 2010)

10.12

Replacement Term Note of the Company in favor of Manufacturers and Traders Trust Company dated March 4, 2010 (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K dated March 8, 2010)

10.14	Commercial Promissory Note between the Company and Community Bank, N.A. dated March 31, 2010 (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K dated May 7, 2010)

10.15

Commercial Security Agreement between the Company and Community Bank, N.A. dated March 31, 2010 (incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K dated May 7, 2010)

10.16

Commercial Security Agreement between the Company and Community Bank, N.A. dated March 31, 2010 (incorporated by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K dated May 7, 2010)

10.17

Commitment Letter between the Company and Manufacturers and Traders Trust Company dated May 10, 2010 (incorporated by reference to Exhibit 10.16 of the Company's Current Report on Form 10-Q dated May 12, 2010)

10.18

Negotiated 311 Gas Transportation Agreement between the Company and Talisman Energy USA, Inc. dated May 13, 2010, with confidential portions redacted. Confidential information omitted and filed separately with the SEC (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated May 21, 2010)

10.19

Disclosure regarding Promissory Note between the Company and Five Star Bank dated September 27, 2010 (incorporated by reference to Item 7.01 on the Company's Current Report on Form 8-K dated August 27, 2010)

10.2

Letter of Commitment between the Company and Manufacturers and Traders Trust Company dated June 16, 2010 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated October 27, 2010)

(22)

10.21

Multiple Disbursement Term Note between the Company and Manufacturers and Traders Trust Company dated October 27, 2010 (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K dated October 27, 2010)

10.22

General Security Agreement made by the Company and Manufacturers and Traders Trust Company dated October 27, 2010 (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K dated October 27, 2010)

10.23

Specific Security Agreement made by the Company and Manufacturers and Traders Trust Company dated October 27, 2010 (incorporated by reference to Exhibit 10.4 of The Company's Current Report on Form 8-K dated October 27, 2010)

10.24

Credit Agreement made by the Company and Manufacturers and Traders Trust Company dated October 27, 2010 (incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K dated October 27, 2010)

10.25	Letter of Commitment between the Company and Community Bank N.A dated February 16, 2011 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated February 28, 2011)

10.26

Letter of Credit Agreement between the Company and Community Bank N.A dated February 16, 2011 (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K dated February 28, 2011)

10.27	Change in Terms Agreement between the Company and Community Bank N.A. dated March 10, 2011 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated March 10, 2011)

10.28

Multiple Disbursement Term Note between the Company and Manufacturers and Traders Trust Company dated July 14, 2011 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated July 14, 2011)

10.29

Letter of Credit Agreement between the Company and Manufacturers and Traders Trust Company dated July 14, 2011 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated July 14, 2011)

10.3	Promissory Note between the Company and Five Star Bank dated September 1, 2011 (incorporated by reference the Company's Current Report on Form 10-K, dated December 28, 2012)

10.31

Base Contract for Sale and Purchase of Natural Gas between the Company and ConocoPhillips dated April 1, 2011. Confidential information omitted and filed separately with the Securities and Exchange Commission (incorporated by reference to the Company's Current Report on Form 10-K/A, Amendment 2, dated January 27, 2012)

10.32

Purchase Agreement between the Company and Article 6 Marital Trust under the First Amended and Restated Jerry Zucker Revocable Trust dated April 2, 2007, dated January 23, 2012 (incorporated by reference to Exhibit 99.1 on the Company's Current Report on Form 8-K dated January 27, 2012)

10.33

Registration Rights Agreement between the Company and Article 6 Marital Trust under the First Amended and Restated Jerry Zucker Revocable Trust dated April 2, 2007, dated January 23, 2012 (incorporated by reference to Exhibit 99.2 on the Company's Current Report on Form 8-K dated January 27, 2012)

(23)

10.34

Commercial Line of Credit Agreement and Note between the Company and Community Bank N.A. dated February 27, 2012 (incorporated by reference to Exhibit 10.2 of The Company's Current Report on Form 8-K dated February 27, 2012)

10.35*

Form of Change of Control Agreement between the Company and Firouzeh Sarhangi, Stanley G. Sleve, Matthew J. Cook and Russell Miller dated April 17, 2012 (incorporated by reference to Exhibit 10.1 of The Company's Current Report on Form 8-K dated April 17, 2012)

10.36*

Settlement and Release Agreement between The Company and Thomas K. Barry dated December 30, 2011 (incorporated by reference to Exhibit 10.30 of The Company's Registration Statement on Form S-1 (No. 333-182386), originally filed with the Securities and Exchange Commission on June 28, 2012)

10.37

Operating Agreement of the Leatherstocking Pipeline Company, LLC (incorporated by reference to Exhibit 10.31 of The Company's Registration Statement on Form S-1 (No. 333-182386), originally filed with the Securities and Exchange Commission on June 28, 2012)

10.38

Operating Agreement of the Leatherstocking Gas Company, LLC (incorporated by reference to Exhibit 10.32 of the Company's Registration Statement on Form S-1 (No. 333-182386), originally filed with the Securities and Exchange Commission on June 28, 2012)

10.39	Line of Credit Agreement between The Company and Community Bank N.A. dated July 27, 2012 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated July 30, 2012)

10.4	Term Loan Agreement between The Company and Community Bank N.A. dated July 27, 2012 (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K dated July 30, 2012)

10.41

Promissory Note in the principal amount of $250,000 payable by The Company to Five Star Bank dated August 13, 2012 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated August 15, 2012)

10.42

Promissory Note in the principal amount of $250,000 payable by The Company to Five Star Bank dated August 13, 2012 (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K dated August 15, 2012)

10.43*

Form of Restricted Stock Agreement - Officers under the Corning Natural Gas Corporation's Amended and Restated 2007 Stock Plan (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated December 11, 2012)

10.44*

Form of Restricted Stock Agreement - Non-employee Directors under the Corning Natural Gas Corporation's Amended and Restated 2007 Stock Plan (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K dated December 11, 2012)

10.45

10.2 Commercial Line of Credit Agreement and Note as of June 21, 2013 by and between Corning Natural Gas Corporation and Community Bank N.A. (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K dated June 21, 2013)

(24)

10.46

10.3 Addendum to Commercial Line of Credit Agreement and Note dated June 21, 2013 by and between Corning Natural Gas Corporation and Community Bank N.A. (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K dated June 21, 2013)

10.47

10.4 Agreement to Cancel Security Agreement dated June 21, 2013 by and between Corning Natural Gas Corporation and Community Bank N.A. (incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K dated June 21, 2013)

10.48

Replacement Multiple Disbursement Term Note, dated as of September 3, 2013, by and between the Company and M&T Bank (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated September 3, 2013)

10.49

Replacement Term Note, dated as of September 3, 2013, by and between the Company and M&T Bank (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K dated September 3, 2013)

10.5

Multiple Disbursement Term Note, dated as of September 3, 2013, by and between the Company and M&T Bank (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K dated September 3, 2013)

10.51

Specific Security Agreement, dated as of September 3, 2013, by and between the Company and M&T Bank (incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K dated September 3, 2013)

16.1	Letter of EFP Rotenberg, LLP addressed to the Securities and Exchange Commission, dated September 11, 2013 (filed as Exhibit 16.1 to Form S-4)

21**	Subsidiary of Company

31.1**	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act - Michael I. German

31.2**	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act - Firouzeh Sarhangi

32.1***	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

101***	The following materials from the Corning Natural Gas Corporation Annual Report on Form 10-K for the period
Ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language):
(i) the Condensed Consolidated Balance Sheets at September 30, 2013 and 2012
(ii) the Condensed Consolidated Statements of Income and Comprehensive Income (Loss) for the years ended September 30, 2013 and 2012
(iii) the Condensed Consolidated Statements of Stockholders' Equity for the years ended September 30, 2013 and 2012
(iv) the Condensed Consolidated Statements of Cash Flows for the years ended September 30, 2013 and 2012
(v) related notes to the Condensed Consolidated financial Statements
As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

(25)

*	Indicates management contract or compensatory plan or arrangement
**	Filed herewith
***	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORNING NATURAL GAS HOLDING CORPORATION (Successor Registrant)

Date: December 27, 2013 By:	/s/ Michael I. German
Michael I. German
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 27, 2013	/s/ Firouzeh Sarhangi
Firouzeh Sarhangi, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Date: December 27, 2013	/s/ Michael I. German
Michael I. German, President and Chief Executive Officer and Director
(Principal Executive Officer)

Date: December 27, 2013	/s/ Henry B. Cook
Henry B. Cook, Chairman of the Board of Directors

Date: December 27, 2013	/s/ Ted W. Gibson
Ted W. Gibson, Director

Date: December 27, 2013	/s/ Joseph P. Mirabito
Joseph P. Mirabito, Director

Date: December 27, 2013	/s/ William Mirabito
William Mirabito, Director

(26)

Date: December 27, 2013	/s/ George J. Welch
George J. Welch, Director

Date: December 27, 2013	/s/ John B. Williamson III
John B. Williamson, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Corning Natural Gas Corporation

Corning, New York

We have audited the accompanying consolidated balance sheet of Corning Natural Gas Corporation and its subsidiary as of September 30, 2013 and the related consolidated statements of income and comprehensive income (loss), stockholders' equity and cash flows for the fiscal year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Corning Natural Gas Corporation and its subsidiaries as of September 30, 2013, and the results of their operations and their cash flows for the fiscal year then ended, in conformity with accounting principles generally accepted in the United States.

/s/ Freed Maxick CPAs, P.C.

Rochester, NY

December 27, 2013

(27)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Corning Natural Gas Corporation

We have audited the accompanying consolidated balance sheet of Corning Natural Gas Corporation as of September 30, 2012, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for the year then ended. Corning Natural Gas Corporation's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Corning Natural Gas Corporation as of September 30, 2012, and the results of its operations and its cash flows for each of the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ EFP Rotenberg, LLP

EFP Rotenberg, LLP

Rochester, New York

December 28, 2012

(28)

CORNING NATURAL GAS CORPORATION AND SUBSIDIARY
Consolidated Balance Sheets

Assets	September 30, 2013	September 30, 2012

Plant:
Utility property, plant and equipment	$60,261,259	$54,198,924
Less: accumulated depreciation	(18,013,229)	(15,888,267)
Total plant utility and non-utility, net	42,248,030	38,310,657

Investments:
Marketable securities available-for-sale at fair value	2,242,540	2,271,721
Investment in joint ventures	587,678	349,193
	2,830,218	2,620,914

Current assets:
Cash and cash equivalents	14,244	70,083
Customer accounts receivable, (net of allowance for
uncollectible accounts of $297,846 and $209,615), respectively	1,727,562	1,552,447
Related party receivables	464,514	73,836
Gas stored underground, at average cost	2,254,463	2,111,264
Materials and supplies inventory	1,205,018	1,173,104
Prepaid expenses	848,701	726,744
Total current assets	6,514,502	5,707,478

Deferred debits and other assets:
Regulatory assets:
Unrecovered gas costs	387,288	1,545,235
Deferred regulatory costs	2,537,893	1,545,790
Unamortized debt issuance cost (net of accumulated
amortization of $536,117 and $489,522), respectively	270,261	249,211
Deferred income taxes	-	1,375,665
Other	230,408	259,254
Total deferred debits and other assets	3,425,850	4,975,155

Total assets	$55,018,600	$51,614,204
See accompanying notes to consolidated financial statements

(29)

CORNING NATURAL GAS CORPORATION AND SUBSIDIARY
Consolidated Balance Sheets

	September 30, 2013	September 30, 2012
Liabilities and capitalization:

Long-term debt, less current installments	13,460,781	12,565,527

Current liabilities:
Current portion of long-term debt	$1,827,322	$1,571,553
Demand notes payable	-	750,000
Borrowings under lines-of-credit	4,407,305	2,196,995
Accounts payable	2,087,927	1,501,193
Accrued expenses	507,952	872,702
Customer deposits and accrued interest	952,237	1,032,739
Dividends declared	282,595	266,205
Deferred income taxes	427,245	270,720
Total current liabilities	10,492,583	8,462,107

Deferred credits and other liabilities:
Deferred income taxes	150,859	-
Deferred compensation	1,545,747	1,499,264
Deferred pension costs & post-retirement benefits	5,610,221	7,680,065
Other	366,478	431,680
Total deferred credits and other liabilities	7,673,305	9,611,009

Commitments and contingencies (see Note 13)	-	-

Common stockholders' equity:
Common stock (common stock $5.00 par
value per share. Authorized 3,500,000 shares;
issued and outstanding 2,262,654 shares at
September 30, 2013 and 2,220,271 at September 30, 2012)	11,313,270	11,101,355
Other paid-in capital	12,019,120	11,698,763
Retained earnings	2,098,044	1,421,918
Accumulated other comprehensive loss	(2,038,503)	(3,246,475)
Total common stockholders' equity	23,391,931	20,975,561

Total liabilities and capitalization	$55,018,600	$51,614,204

See accompanying notes to consolidated financial statements

(30)

CORNING NATURAL GAS CORPORATION AND SUBSIDIARY
Consolidated Statements of Income and Other Comprehensive Income (Loss)
For the Years Ended September 30, 2013 and 2012
	September 30, 2013	September 30, 2012

Utility operating revenues	$23,473,785	$19,436,916
Natural gas purchased	8,578,363	6,782,544
Gross margin	14,895,422	12,654,372

Cost and expense
Operating and maintenance expense	6,891,937	6,480,927
Taxes other than income taxes	1,894,008	1,958,147
Depreciation	2,204,869	1,698,458
Other deductions, net	447,203	428,115
Total costs and expenses	11,438,017	10,565,647

Utility operating income	3,457,405	2,088,725

Other income and (expense)
Interest expense	(935,273)	(974,018)
Non-utility expense	(29,944)	(14,475)
Investment income	123,725	121,099
Non-utility income (loss) from joint ventures	(42,515)	238,193
Other income	38,768	289,819
Rental income	48,552	48,552

Net income from utility operations, before income tax	2,660,718	1,797,895

Income tax benefit (expense), current	(50,557)	(1,421,068)
Income tax benefit (expense), deferred	925,901	1,867,402
Total tax (expense)	(875,344)	(446,334)

Net income	1,785,374	1,351,561

Other comprehensive income (loss)
Pension adjustment, net of tax	1,223,987	(695,101)
Net unrealized gain (loss) on securities available for sale, net of tax	(16,015)	141,822
Total other comprehensive income (loss)	1,207,972	(553,279)

Total comprehensive income (loss)	$2,993,346	$798,282

Weighted average earnings per share-
basic:	$0.80	$0.69
diluted:	$0.80	$0.69

Average shares outstanding - basic	2,239,893	1,953,079
Average shares outstanding - diluted	2,242,799	1,965,761

See accompanying notes to consolidated financial statements

(31)

CORNING NATURAL GAS CORPORATION AND SUBSIDIARY
Consolidated Statements of Stockholders' Equity

	Number of Shares	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total

Balances at September 30, 2011	1,787,769	$8,938,845	$7,382,167	$1,018,766	($2,693,196)	$14,646,582

Issuance of common stock & warrants	432,502	2,162,510	4,316,596	---	---	6,479,106
Dividends declared and paid			---	(948,409)		(948,409)

Comprehensive income:
Change in unrealized gain on
securities available for sale, net of
income taxes of $60,781		---	---	---	141,822	141,822
Minimum pension liability, net of
income taxes of $389,352		---	---	---	(695,101)	(695,101)
Net income		---	---	1,351,561	---	1,351,561
Balances at September 30, 2012	2,220,271	$11,101,355	$11,698,763	$1,421,918	($3,246,475)	$20,975,561

Issuance of common stock & warrants	42,383	211,915	320,357	---	---	532,272
Dividends declared			---	(1,109,248)		(1,109,248)

Comprehensive income:
Change in unrealized gain on
securities available for sale, net of
income taxes of $6,863		---	---	---	(16,015)	(16,015)
Minimum pension liability, net of
income taxes of $850,568		---	---	---	1,223,987	1,223,987
Net income		---	---	1,785,374	---	1,785,374
Balances at September 30, 2013	2,262,654	$11,313,270	$12,019,120	$2,098,044	($2,038,503)	$23,391,931

The components of accumulated other comprehensive (loss) are as follows:

				2013	2012
Pension liability adjustment				(2,075,410)	(3,299,397)
Net unrealized gain (loss) on securities available for sale				36,907	52,922
Accumulated other comprehensive loss				(2,038,503)	(3,246,475)

See accompanying notes to consolidated financial statements

(32)

CORNING NATURAL GAS CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows
For Years Ended September 30, 2013 and 2012

	2013	2012
Cash flows from operating activities:
Net income	$1,785,374	$1,351,561
Adjustments to reconcile net income to net cash
Provided by operating activities:
Depreciation	2,204,869	1,698,458
Amortization of debt issuance cost	46,566	48,270
Regulatory asset amortization	1,490,973	1,462,451
Stock issued for services and stock option expense	206,276	246,353
Pension adjustment	1,223,987	(695,101)
Loss (gain) on sale of marketable securities	(50,503)	(105,559)
Deferred income taxes	1,683,049	55,574
Bad debt expense	229,233	297,202
Undistributed earnings (loss) on joint ventures	42,515	(238,193)

Changes in assets and liabilities:
(Increase) decrease in:
Related party and accounts receivable	(795,026)	(325,244)
Gas stored underground	(143,199)	721,668
Materials and supplies inventory	(31,914)	48,915
Prepaid expenses	(121,957)	(22,785)
Unrecovered gas costs	1,157,947	(1,008,587)
Deferred regulatory costs	(1,271,247)	(615,311)
Other	28,846	(38,165)
Increase (decrease) in:
Accounts payable	586,734	(381,056)
Accrued expenses	(364,750)	(499,746)
Customer deposits and accrued interest	(80,502)	(1,580)
Deferred compensation	46,483	(349,755)
Deferred pension costs & post-retirement benefits	(3,281,673)	(128,296)
Other liabilities and deferred credits	(48,812)	175,954
Net cash provided by operating activities	4,543,269	1,697,028

Cash flows from investing activities:
Purchase of securities available-for-sale	(1,187,092)	(1,241,816)
Sale of securities available-for-sale	1,250,761	1,484,744
Investment in joint ventures	(281,000)	(111,000)
Capital expenditures	(6,142,242)	(6,880,501)
Net cash used in investing activities	(6,359,573)	(6,748,573)

Cash flows from financing activities:
Proceeds under (repayment of) lines-of-credit	2,210,310	(1,981,789)
Debt issuance cost expense	(67,616)	(11,388)
Cash received from sale of stock	212,510	6,232,753
Dividends paid	(995,762)	(948,409)
Proceeds under long-term debt	8,885,902	2,979,018
Repayment of short-term debt	(750,000)	-
Repayment of long-term debt	(7,734,879)	(1,321,802)
Net cash provided by financing activities	1,760,465	4,948,383
Net (decrease) increase in cash	(55,839)	(103,162)

Cash and cash equivalents at beginning of period	70,083	173,245

Cash and cash equivalents at end of period	$14,244	$70,083

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$933,258	$973,627
Income taxes	$179,984	$196,462
Non-cash investment activities-retirement of assets	$189,680	$193,799
Non-cash financing activities:
Dividends paid with shares	$113,486	$85,477

See accompanying notes to consolidated financial statements

(33)

CORNING NATURAL GAS CORPORATION AND SUBSIDIARY Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies

Corning Natural Gas Corporation (the Company) is a gas distribution company providing gas on a commodity and transportation basis to its customers in the Southern Tier of New York State. The Company follows the Uniform System of Accounts prescribed by the Public Service Commission of the State of New York (NYPSC) which has jurisdiction over and sets rates for New York State gas distribution companies. The Company's regulated operations meet the criteria and accordingly, follow the accounting and reporting of FASB ASC 980 "Regulated Operations". The Company's consolidated financial statements contain the use of estimates and assumptions for reporting certain assets, liabilities, revenue and expenses and actual results could differ from the estimates. The more significant accounting policies of the Company are summarized below.

(a) Principles of Consolidation and Presentation

The consolidated financial statements include the Company and its wholly owned subsidiary, the Corning Natural Gas Appliance Corporation. All intercompany accounts and balances have been eliminated. It is the Company's policy to reclassify amounts in the prior year financial statements to conform to the current year presentation.

(b) Property, Plant and Equipment

Property, plant and equipment are stated at the historical cost of construction. Those costs include payroll, fringe benefits, materials and supplies and transportation costs. The Company charges normal repairs to maintenance expense.

(c) Accounting for Impairment

The Financial Accounting Standards Board (FASB) ASC 360-10-15, "Accounting for the Impairment or Disposal of Long-Lived Assets" establishes accounting standards to account for the impairment of long-lived assets, and certain identifiable intangibles. Under FASB ASC 360-10-15 the Company reviews assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. FASB ASC 360-10-15 also requires that a rate regulated enterprise recognize an impairment when regulatory assets are no longer probable of recovery. No impairment losses were incurred for the years ended September 30, 2013 and 2012.

(d) Depreciation

The Company provides for depreciation for accounting purposes using a straight-line method based on the estimated economic lives of property as determined by the current rate plan based on the latest depreciation study. The depreciation rate used for utility plant,

(34)

expressed as an annual percentage of depreciable property was 3.7% in 2013 and 3.1% in 2012. The NYPSC is allowing the Company recovery in revenues to offset our costs of building certain projects. As of fiscal year 2011, we are recognizing the revenue and also increasing the accumulated depreciation and depreciation expense for those recoveries. At the time utility properties are retired, the original cost plus costs of removal less any salvage are charged to accumulated depreciation.

(e) Fair Value of Financial Instruments

The Company has determined the fair value of debt and other financial instruments using a valuation hierarchy. The hierarchy, which prioritizes the inputs used in measuring fair value, consists of three levels. Level 1 uses observable inputs such as quoted prices in active markets; Level 2 uses inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, which is defined as unobservable inputs in which little or no market data exists, requires the Company to develop its own assumptions. The carrying amount of debt on the Consolidated Balance Sheets approximates fair value as a result of instruments bearing interest rates that approximate current market rates for similar instruments, and the carrying amounts for cash, accounts receivable and accounts payable approximate fair value due to their short-term nature. Investment assets, which fund the Company's deferred compensation plan, are valued based on Level 1 inputs.

The Company has determined the fair value of certain assets through application of FASB ASC 820 "Fair Value Measurements and Disclosures".

Fair value of assets and liabilities measured on a recurring basis at September 30, 2013 and 2012 are as follows:

Fair Value Measurements at Reporting Date Using:

	Fair Value	Quoted Prices In Active Markets for Identical Assets/Liabilities (Level 1)	Level 2	Level 3
September 30, 2013
Available-for-sale securities	$2,242,540	$2,242,540	$-	$-

September 30, 2012
Available-for-sale securities	$2,271,721	$2,271,721	$-	$-

Financial assets and liabilities valued using level 1 inputs are based on unadjusted quoted market prices within active markets

(f) Cash and Cash Equivalents

Cash and cash equivalents include time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less. Cash and cash equivalents at financial institutions may periodically exceed federally insured limits.

(35)

(g) Accounts Receivable

Accounts receivable are stated net of an allowance for doubtful accounts. The Company estimates the allowance based on its analysis of specific balances, taking into consideration the age of past due accounts and relying on rules and guidelines established by the NYPSC regarding customer disconnects. On August 2, 2012, the Company received notice that a significant customer filed for protection under Chapter 11 of the United States Bankruptcy Code. That customer received funding from its principal lender to continue to operate and pay bills going forward. As of September 30, 2013, the Company has reserved 100% of the $252,456 outstanding at the time of the bankruptcy filing which is consistent with the Company's accounting policies.

Related party receivables are expenditures paid on behalf of our joint venture companies. We expect repayment in the future on these accounts.

(h) Gas Stored Underground

Gas stored underground is carried at an average unit cost method as prescribed by the NYPSC.

(i) Materials and Supplies Inventories

Materials and supplies inventories are stated at the lower of cost or market, cost being determined on an average unit price basis.

(j) Debt Issuance Costs

Costs associated with the issuance of debt by the Company are deferred and amortized over the lives of the related debt.

(k) Regulatory Matters

Certain costs are deferred and recognized as expenses when they are reflected in rates and recovered from customers as permitted by FASB ASC 980. These costs are shown as deferred debits and other assets. Such costs arise from the traditional cost-of-service rate setting approach whereby all prudently incurred costs are generally recoverable through rates. Deferral of these costs is appropriate while the Company's rates are regulated under a cost-of-service approach.

As a regulated utility, the Company deferred certain costs for future recovery. In a purely competitive environment, such costs might have been currently expensed. Accordingly, if the Company's rate setting were changed from a cost-of-service approach and the Company were no longer allowed to defer these costs under FASB ASC 980, certain of these assets might not be fully recoverable. However, the Company cannot predict the impact, if any, of competition and continues to operate in a cost-of-service based regulatory environment. Accordingly, the Company believes that accounting under FASB ASC 980 is still appropriate.

(l) Revenue and Natural Gas Purchased

The Company records revenues from residential and commercial customers based on meters read on a cyclical basis throughout each month, while certain large industrial and utility customers' meters are read at the end of each month. Several meters are read at the end

(36)

of each month to calculate local productions revenues. The Company does not accrue revenue for gas delivered but not yet billed, as the NYPSC requires that such accounting must be adopted during a rate proceeding, which the Company has not done. The Company, as part of its currently effective rate plan, has a weather normalization clause as protection against severe weather fluctuations. This affects space heating customers and is activated when degree days are 2.2% greater or less than a 30 year average. As a result, the effect on revenue fluctuations on weather related gas sales is somewhat moderated.

In addition to weather normalization, starting in September 2009, the Company implemented a revenue decoupling mechanism (RDM). The RDM reconciles actual delivery service revenues to allowed delivery service revenues (which are based on the annual customer and volume forecasts in the last rate case) for certain residential customers. The Company will refund or surcharge customers for differences between actual and allowed revenues. The shortfall or excess after the annual reconciliation will be surcharged or refunded to customers over a twelve month period starting the next calendar year.

Gas purchases are recorded on readings of suppliers' meters as of the end of the month. The Company's rate tariffs include a Gas Adjustment Clause (GAC) which adjusts rates to reflect changes in gas costs from levels established in the rate setting process. In order to match such costs and revenue, the PSC has provided for an annual reconciliation of recoverable GAC costs with applicable revenue billed. Any excess or deficiency in GAC revenue billed is deferred and the balance at the reconciliation date is either refunded to or recovered from customers over a subsequent 12-month period.

(m) Federal Income Tax

The Company uses the asset and liability method to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. In addition, such deferred tax assets and liabilities will be adjusted for the effects of enacted changes in tax laws and rates.

(n) Dividends

On March 13, 2009, the NYPSC in Case 07-G-0772 lifted the prohibition on the payment of dividends on the Company's common stock but limited pay outs to a percentage of earnings tied to the Company's debt/equity ratio. The Board of Directors reviewed the quarterly dividend rate at its next regularly scheduled meeting on June 14, 2011 and adjusted the dividend rate to $.115. This dividend was paid on October 15, 2011 to shareholders of record on September 30, 2011 and on January 16, 2012 to shareholders of record on December 31, 2011. At its regular meeting on February 10, 2012, the board of directors approved an increase in the quarterly dividend to $.12 a share. This dividend was paid on April 16, 2012 to shareholders of record on March 31, 2012, on July 16, 2012 to shareholders of record on June 30, 2012, on October 15, 2012 to shareholders of record on September 30, 2012 and on December 31, 2012 to shareholders of record on December 21, 2012. At its regular meeting on February 12, 2013, the board of directors approved an increase in the quarterly dividend to $.125 a share. This dividend was paid on April 15, 2013 to shareholders of record on March 31, 2013, on July 15, 2013 to shareholders of record on June 30, 2013 and on October 15, 2013 to shareholders of record on September 30, 2013.

(37)

(o) Revenue Taxes

The Company collects state revenue taxes. The amount included in Utility Operating Revenue and Taxes other than Federal Income Taxes was $153,346 and $131,141 in 2013 and 2012, respectively.

(p) Stock Based Compensation

The Company accounts for stock based awards in accordance with FASB ASC 718. The Company award restricted shares as compensation to our directors. The shares awarded become unrestricted upon a director leaving the board. Directors who also serve as officers of Corning are not compensated for their service as directors.Since these shares are restricted, in recording compensation expense, the expense incurred is 25% less than the closing price of the stock on the day the stock was awarded. Management of the Company believes this discount is reasonable for thinly traded stock such as that of the Company. The Company did not discount the value of the stock paid to the directors who resigned from the board since those shares became unrestricted when held by a non-affiliate for at least six months. The directors' quarterly compensation was adjusted to 375 restricted shares in April 2011 due to the one for two stock dividend distributed by the Company. On February 22, 2012, shares were issued for service for the quarters ended June 30, 2011, September 30, 2011 and December 31, 2011. On October 10, 2012, shares were issued for the quarters ended March 31, 2012, June 30, 2012 and September 30, 2012. On January 29, 2013, shares were issued for the quarter ended December 31, 2012. On May 21, 2013, shares were issued for the quarter ended March 31, 2013. On August 20, 2013, shares were issued for the quarter ended June 30, 2013. No shares have yet been issued for the quarter ended September 30, 2013.

At its regularly scheduled meeting on December 11, 2012, the Compensation Committee of the Board of Directors of the Company made restricted stock awards of 600 shares each to the five officers of the Company in lieu of salary increases. Each restricted stock award vested 300 shares immediately and 300 shares on December 12, 2013 if the officer is still employed by the Company or one of its subsidiaries or affiliates on that date. Each award is subject to the terms and conditions of a restricted stock award agreement and the Company's Amended and Restated 2007 Stock Plan. In addition, the Board of Directors authorized the issuance on December 12, 2012, of 600 shares of the Company's common stock to Carl T. Hayden in compensation for his past service as a director of the Company's joint venture affiliate, Leatherstocking Gas Company, LLC and 75 shares each quarter thereafter. These shares are sold to Leatherstocking Gas Company.

(q) Earnings Per Share

Basic earnings per share are computed by dividing income available for common stock by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The only potentially dilutive securities the Company has outstanding are stock options and warrants. The diluted weighted average shares outstanding shown on the Consolidated Statements of Income reflects the potential dilution as a result of these stock options and warrants as determined using the Treasury Stock Method. Stock options and warrants that are antidilutive are excluded from the calculation of diluted earnings per common share.

(38)

(r) 311 Transportation Agreement /Compressor Station

On January 11, 2010, the Company entered into a contract (311 Transportation Agreement) with a local gas producer that provided for the building of a compressor station as well as the transfer of a 6" pipeline owned by the gas producer to the Company for nominal consideration. The contract also sets forth the terms, rates and condition of the transport of the local producer gas to the interstate pipeline system. On May 21, 2010, the 311 Transportation Agreement was revised to reflect a change in the projected gas delivery schedule and delivery volumes. The previously agreed to transportation rates did not change. The contract's maximum daily delivery quantity remained the same. The schedule for attaining the maximum daily delivery quantity was altered to accommodate the project's construction schedule. The Company bought the $11 million compressor station and $2.1 million pipeline from the local producer for two dollars. The local producer has the right to repurchase these facilities for two dollars in ten years. This transaction became effective on May 12, 2011, when the station began operations. Although the Company has $13.1 million in plant available for use, only two dollars was recognized in accordance with the Uniform System of Accounts (313.2) which states that in the case of gas plant contributed to the utility, gas plant accounts shall be charged only with such expenses, if any, incurred by the utility.

(s) Collective Bargaining Agreement

We had 56 employees as of September 30, 2013, and 54 as of September 30, 2012. Of this total, nearly half are union labor working under an agreement effective until April 2, 2015.

(t) Leatherstocking Companies

The Company's subsidiary the Corning Natural Gas Appliance Corporation ("Appliance Corp"), as assignee of the Company, formed a limited liability company (LLC) in November 2010, as a joint venture with Mirabito Regulated Industries for the purpose of providing natural gas in areas of New York and Pennsylvania that currently do not have natural gas service. This venture, Leatherstocking Gas Company, LLC, ("Leatherstocking Gas") is currently moving forward on expansions to several areas in the northeast. The Company and Mirabito Regulated Industries each own 50% of the joint venture and each appoints three managers to operate Leatherstocking Gas. The seventh manager is a neutral manager agreed to by the Company and Mirabito Regulated Industries who is not an officer, director, or employee of either company, currently Carl T. Hayden. The current managers are Joseph P. Mirabito, John J. Mirabito and William Mirabito from Mirabito Regulated Industries; Matthew J. Cook, Michael I. German and Russell S. Miller from the Company; and Carl T. Hayden as the neutral manager. Michael I German is the Chief Executive Officer and President of the Company and is also a stockholder and current board member of the Company. Joseph P. Mirabito and William Mirabito are stockholders and current board members of the Company. Mirabito Holdings, Inc. an affiliate of the co-venturer, holds more than 5% of the outstanding shares of the Company. Leatherstocking has received franchises from the Village and Town of Sidney, Village and Town of Bainbridge, Village and Town of Windsor and Village and Town of Unadilla and the Village and Town of Delhi in New York. In addition, Leatherstocking Gas has acquired fifteen franchises in Susquehanna and Bradford Counties, Pennsylvania. Leatherstocking has met with potential customers and public officials, as well as attended public hearings, and believes there is significant interest in acquiring gas service. On July 25, 2013, Leatherstocking Gas signed a loan agreement with Five Star Bank for $1.5 million to finance the construction in Bridgewater, Pennsylvania. This Line of Credit agreement was finalized when it was filed with the Pennsylvania Department of Transportation on July 30, 2013. Construction in the Township of Bridgewater began in July 2013 and Leatherstocking Gas began serving customers in October 2013.

(39)

In September 2010, Leatherstocking Pipeline Company, LLC ("Leatherstocking Pipeline") was formed with the same structure and managers as Leatherstocking Gas. Leatherstocking Pipeline is an unregulated company whose purpose is to serve one customer in Lawton, Pennsylvania. In the spring and summer of 2012, Leatherstocking Pipeline built and placed in service facilities to service that customer.

The investment and equity in both companies (collectively, "joint ventures") has been recognized in the consolidated statements. The Company has accounted for its investment in equity using the equity method of accounting based on the guidelines established in FASB ASC 323. In applying the guidance of FASB ASC 323, the Company recognized the investment in the joint ventures as an asset at cost. The investment will fluctuate in future periods based on the Company's allocable share of earnings or losses from the joint ventures which is recognized through earnings.

For periods commencing November 12, 2013, the financial statements of the joint ventures will be consolidated with the financial statements of Holding Company.

(u) Settlement of Lawsuits

On December 30, 2011, the Company entered into a definitive Settlement and Release Agreement (the "Agreement") settling two lawsuits by a former Chairman of the Company. As previously disclosed, Thomas K. Barry sought damages from the Company for failure to transfer to Mr. Barry a key-man life insurance policy and for terminating payments under a deferred compensation agreement. Please refer to the Company's Form 10-K for the fiscal year ended September 30, 2011 for disclosure regarding the original claims. Under the Agreement, the Company paid to Mr. Barry $285,000 on January 13, 2012, and beginning in calendar 2013, the Company will pay Mr. Barry on or before each January 5, $40,000 plus interest compounded annually at 4% (less than one-half of the amount in Mr. Barry's deferred compensation agreement) for the longer of ten years or Mr. Barry's lifetime. The Company will pay Mr. Barry $15,000 annually for the longer of ten years or Mr. Barry's lifetime up to a maximum of 20 payments to replace the life insurance policy. The Company has paid the amounts due in January 2013. In addition, the Company will provide certain health and prescription drug insurance benefits to Mr. Barry and his wife for life. The Company and Mr. Barry exchanged mutual general releases. The Company had previously reserved for past due payments as well as accrued a liability for future payments under the deferred compensation agreement and key-man life insurance policy. The savings associated with the reversal of past due payments and change in the liabilities for future payments under the deferred compensation agreement were recognized as a decrease to operating and maintenance expense. The reversal of accrued liability for the key man insurance policy was recognized in other income. The after tax benefit that resulted from these entries was approximately $400,000 recognized as of year ended September 30, 2012, after accounting for legal fees associated with the settlement which are shown in other deductions, net and adjustments to pension expense which are shown in operating and maintenance expense. The present value of the expected future obligation is estimated at $517,973 and $498,933 at September 30, 2013 and 2012, respectively, and recorded in deferred compensation in the accompanying consolidated balance sheets.

On August 30, 2012, counsel to Gas Natural, Inc. and Richard M. Osborne sent a letter to counsel representing the Company offering to settle and release, all claims related to Gas Natural Inc.'s previous offers to purchase the Company and other activities, including the Company's 2010 rights offering. On December 11, 2012, at its regularly scheduled meeting, the Board of Directors approved settling the claims for $200,000 in exchange for general releases and certain other consideration. On December 13, 2012, the Company was notified by counsel for Gas Natural, Inc. that Gas Natural, Inc.'s Board of Directors, Richard Osborne and the Osborne

(40)

Trust had approved the settlement. The after tax expense that resulted from this agreement was $126,000 and was shown in other deductions, net for year ended September 30, 2013, on the Company's Consolidated Income Statement. The Company believes its actions in connection with the offers, the rights offering and other activities were in the best interest of the Company and its shareholders.

(v) Holding Company

In order to reorganize the regulated and unregulated businesses of the Company, Corning Natural Gas Holding Corporation (the "Holding Company"), a wholly-owned subsidiary of the Company at September 30, 2013, was incorporated under the laws of the State of New York on July 19, 2013. The Holding Company was formed to serve as the parent holding company of the Company, Appliance Corp and, directly or indirectly, the interests in the Leatherstocking Joint Venture Companies. The NYPSC approved the formation of the Holding Company and the reorganization of the Company into a holding company structure on May 17, 2013. The reorganization into the holding company structure required approval of holders of at least 66 2/3rds of the Company's common stock and the exchange of shares of common stock of the Company for common stock of the Holding Company. On August 1, 2013, the Holding Company filed a Registration Statement/Proxy Statement on Form S-4 (the "Registration Statement") with the U.S. Securities and Exchange Commission ("SEC") to register the securities to be issued by the Holding Company in connection with the exchange and to file a proxy statement for a special meeting of the Company's shareholders regarding the proposal to create the holding company structure and the exchange of shares of the Company's common stock on a one-for-one basis for shares of the Holding Company's common stock. The Registration Statement was effective September 30, 2013. In a special shareholder meeting on November 6, 2013, the proposal was approved by more than two-thirds of Corning Natural Gas Corporation shareholders. The effective date of reorganization was November 12, 2013.

(w) New Accounting Pronouncements

In February 2013, FASB issued FASB ASU 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This standard improves the reporting of reclassification adjustments in the statement of income FASB ASU 2013-02 is effective for interim or annual fiscal years beginning after December 15, 2012 for public entities and for fiscal years ending after December 2013 for non-public entities. The Company adopted FASB ASU 2013-02 and it had no impact on the Company's consolidated financial statements.

(2) Major Customers

The Company has three major customers to which the Company delivers gas: Corning Incorporated, New York State Electric & Gas (NYSEG) and Bath Electric Gas & Water Systems (BEGWS). The loss of any of these customers could have a significant impact on the Company's financial results. Total revenue and deliveries to these customers were as follows:

	Deliveries		Revenue
	Mcf	% of Total	Amount	% of Total
	(Unaudited)
Corning Incorporated
Year ended September 30, 2013	1,889,000	23	$942,000	4
Year ended September 30, 2012	2,538,000	30	$1,142,000	6

(41)

NYSEG
Year ended September 30, 2013	3,016,000	36	$355,000	2
Year ended September 30, 2012	2,675,000	32	$348,000	2
BEGWS
Year ended September 30, 2013	575,000	7	$2,024,000	9
Year ended September 30, 2012	505,000	6	$1,479,000	8

Although Talisman Energy USA Incorporated is a significant customer, the Company does not deliver gas to it. The Company receives gas from several of its gathering systems and wells, and transports its gas through our system. Therefore, it is excluded from this table. Revenues are recognized as local production revenues in utility operating revenues.

(3) Property, Plant and Equipment

The following table summarizes fixed asset included in utility plant on the Company's Consolidated Balance Sheet at September 30, 2013 and 2012:

	2013	2012

Utility	17,774,138	16,472,497
Pipeline	32,568,644	28,926,167
Structures	4,923,370	4,864,961
Land and Land Rights	648,326	507,037
All Other and Corporate	4,346,781	3,428,262
	60,261,259	54,198,924

Useful life for the above assets range from 35 to 52 years for utility plant, 66 years for pipeline, from 45 to 47 years for structures, 65 years for land rights and 8 to 25 years for all other and corporate fixed assets.

(4) Marketable Securities

Marketable securities, which are intended to fund the Company's deferred compensation plan obligations, are classified as available for sale. Such securities are reported at fair value based on quoted market prices, with unrealized gains and losses, net of the related income tax effect, excluded from income, and reported as a component of accumulated other comprehensive income in stockholders' equity until realized. The cost of securities sold was determined using the specific identification method. For all investments in the unrealized loss position, none have been in an unrealized loss position for more than 12 months. None are other than temporary impairments based on management's analysis of available market research. In 2013 and 2012, the Company sold equity securities for gains (losses) included in earnings of $65,276 and $44,039, respectively.

(42)

A summary of the marketable securities at September 30, 2013 and 2012 is as follows:

	Cost Basis	Unrealized Gain	Unrealized Loss	Market Value
2013
Cash and equivalents	$84,675		-	$84,675
Metlife stock value	51,185	-	-	51,185
Government and agency issues	148,976		7,935	141,041
Corporate bonds	242,471		6,337	236,134
Mutual funds	56,310	3,764		60,074
Equity securities	1,606,197	63,234		1,669,431
Total securities	$2,189,814	$66,998	$14,272	$2,242,540

2012
Cash and equivalents	$140,186	-	-	$140,186
Metlife stock value	51,185	-	-	51,185
Government and agency issues	75,001	857	-	75,858
Corporate bonds	196,842	3,754	-	200,596
Mutual funds	144,148	-	6,723	137,425
Equity securities	1,588,755	77,716	-	1,666,471
Total securities	$2,196,117	$82,327	$6,723	$2,271,721

(5) Regulatory Matters

Below is a summary of the Company's regulatory assets as of September 30, 2013 and 2012:

	2013	2012
Deferred Regulatory costs	2,537,893	1,545,790
Deferred Unrecovered gas costs	387,288	1,545,235
Total Regulatory Assets	2,925,181	3,091,025

Unrecovered gas costs. These costs arise from an annual reconciliation of certain gas revenue and costs (as described in Note 1) and are recoverable in customer rates in the year following the reconciliation.

The Company expects that regulatory assets other than deferred unrecovered gas costs will be fully recoverable from customers by the end of its next rate case expected during the year ended September 30, 2018. The following table summarizes regulatory costs at September 30, 2013 and 2012:

	2013	2012
Deferred Rate Case Costs	1,378,563	1,689,790
Deferred Rate Case Reconciliations	1,114,007	-
Other Deferred Costs	45,323	(144,000)
Total	2,537,893	1,545,790

(43)

Although the Company recovers the cost of its regulatory assets, it does not earn a return on them.

(6) Long-term Debt

In September 2010, we entered into an agreement with Five Star Bank to provide $750,000 to fund construction of an upgrade to existing natural gas piping to serve increased gas demands on one of our main supply lines, including three Corning Incorporated plants. The Company gave the bank a security interest in all funds, deposits and other property, now or hereafter in the possession of the bank as collateral for this agreement. Interest is payable monthly at a fixed rate of 4.25% per annum and, unless sooner accelerated or demanded, the note was to mature on September 25, 2011. This note was refinanced with Five Star Bank on September 1, 2011 with the same terms. On August 13, 2012 the note was refinanced at a variable interest rate of prime rate plus 1.00% until July 30, 2013. Commencing July 30, 2013 and continuing until August 1, 2018, the Company will pay principal and interest at a fixed rate equal to the prevailing Federal Home Loan Bank of New York Fixed Advance Rate as published five days prior to July 30, 2013, plus 3.75%. The interest rate at September 30, 2013 was 5.79%.

On May 7, 2008, we entered into a Credit Agreement with Manufacturers and Traders Trust Company ("M&T Bank") to provide for a $6.0 million loan for the purpose of retiring a $3.1 million first mortgage and an unsecured senior note in the amount of $1.5 million. The remaining proceeds were used to fund construction projects related to furnishing natural gas within the Company's service area. This loan was converted to a long term loan on October 16, 2008, with an interest rate of 5.96%. On March 4, 2010, the $6 million loan agreement with M&T Bank was amended with the principal change being an increase in the interest rate to 6.5%. This loan was paid in full in September 2013.

On May 7, 2010, the Company entered into a credit agreement with Community Bank N.A. for a $1.05 million Promissory Note at a fixed interest rate of 6.25% for the purpose of paying for the construction projects of our new franchise located in the town of Virgil. This agreement gives our lender security interest in all fixtures, equipment and inventory related to the Company's franchise in the town of Virgil as well as the Rabbi Trust account. The note also required an equity contribution of $350,000 which was accomplished by the exercise of 24,000 stock options by Michael I. German, President and CEO, at $15.00 per share or $360,000. The agreement included the following covenants to be measured at each fiscal year end starting with the September 30, 2009 financial statement: (i) maintain a tangible net worth of not less than $11.0 million, (ii) maintain a debt to tangible net worth of less than 3.0 to 1.0, and (iii) maintain a debt service coverage ratio of 1.10 to 1. On March 10, 2011, the interest rate on this loan was modified from a fixed interest rate to a floating rate of 30-day LIBOR plus 2.75% with a floor rate of 4.5% and a ceiling rate of 6.25%. The rate was 4.5% as of September 30, 2013.

On October 27, 2010, the Company entered into a Multiple Disbursement Term Note with M&T Bank in the amount of $1,865,000 to refinance construction costs originally financed through internally generated funds. Pari-passeu first security interest in all fixed assets and equipment, contract rights, easements, right of ways, etc. of the Company was granted as collateral. The interest rate of this note is 5.76% and is payable monthly for five years calculated on a ten year amortization schedule. A final payment will be due on the maturity date equal to the outstanding principal and interest. This loan was paid in full in September 2013 (see below for further information).

On July 14, 2011, the Company entered into a Multiple Disbursement Term Note and Credit Agreement in the amount of $2 million with M&T Bank to fund construction projects in our NYPSC-mandated repair/replacement program for calendar year 2011. No additional collateral was required for this note. Until October 31, 2011, the note was payable as interest only at a rate of the greater of 3.50% above 30-day LIBOR or 4.25%. On November 1, 2011 the note converted to a permanent loan payable monthly for five years calculated on a ten-year amortization schedule with a variable rate, adjusting daily, based on the greater of 3.25 basis points above 30-day LIBOR or 4.25%.

(44)

On July 27, 2012, the Company entered into a Line of Credit Agreement and Term Loan Agreement in the amount of $2.45 million with Community Bank, N.A. to fund construction projects in our NYPSC mandated repair/replacement program for 2012. This agreement gives our lender security interest in all fixtures, equipment and inventory related to the Company's investment from these construction projects as well as the Rabbi Trust account. From July 27, 2012 to November 30, 2012 ("Draw Period"), the note was payable as interest only at a rate of the greater of 3.00 percentage points above 30-day LIBOR or 3.75%. On December 1, 2012, the note converted to a permanent loan payable monthly for five years with the same interest rate calculated on a ten-year amortization schedule. A final payment will be due on the maturity date equal to the outstanding principal and interest.

On August 13, 2012, the Company entered into agreements with Five Star Bank pursuant to two Promissory Notes in the amount of $250,000 each. Each Note is payable monthly for five years at the fixed interest rate of 4.46% per annum. At that time, the Notes will have the option to be paid-in-full, refinanced or remain in place for an additional five years with a new effective rate established at that time. The purpose of these Notes was to fund construction of two major projects. Collateral for these notes is a first priority lien on all underground piping associated with one project and a first priority lien on the contract between the Company and the customer for the other project.

On September 3, 2013, the Company refinanced approximately $7.8 million of its existing indebtedness with M&T Bank and obtained $4.0 million in new financing from M&T Bank. The Company entered into the following two notes in favor of M&T, which are in replacement of and in substitution for (a) a $6 million loan agreement and note with M&T, dated as of March 4, 2010, that had an interest rate to 6.5%, and (b) a note, dated as of October 27, 2010, executed by the Company in favor of M&T in the original principal amount of approximately $1.8 million that had an interest rate of 5.76%:

* A Replacement Multiple Disbursement Term Note, dated September 3, 2013, in the original principal amount of $4.8 million. As collateral, the Company granted M&T Bank security interest in all fixed assets and equipment, contract rights, easements, right of ways, etc. of the Company. Until October 31, 2013, the note is payable as interest only at an interest rate equal to 3.25% above one-month LIBOR, adjusted daily. On October 31, 2013, the note will convert to a permanent loan payable over five years in monthly installments of principal and interest calculated on a five-year amortization schedule. The interest rate on this note during the permanent loan period will be a variable interest rate equal to 2.75% plus the sum of (a) the yield on United States Treasury Obligations adjusted to a constant maturity of five years and (b) the "ask" side of the five year swap spread as published by Bloomberg, L.P. or another service commonly used by M&T, each as in effect on October 29, 2013. As of September 30, 2013, $2,646,690 has been borrowed under this agreement.

* A Replacement Term Note, dated September 3, 2013, in the original principal amount of $3.0 million that bears interest at a fixed rate of 4.51%. As collateral, the Company granted M&T Bank security interest in all fixed assets and equipment, contract rights, easements, right of ways, etc. of the Company. The note is payable over five years in equal monthly installments of principal and interest of $56,028. The note in the original principal amount of $3.0 million is also secured by a Mortgage dated May 7, 2008, in the amount of $3.0 million on the Company's principal place of business.

Also on September 3, 2013, the Company entered into a Multiple Disbursement Term Note with M&T Bank, dated as of September 3, 2013, in the original principal amount of $4.0 million, the proceeds of which will be used to fund construction projects related to furnishing natural gas within the Company's service area. As collateral, the Company granted M&T Bank security interest in all fixed assets and equipment, contract rights, easements, right of ways, etc. of the Company. Until November 30, 2013, the note is payable as interest only at an interest rate equal to the rate in effect each day as announced by M&T Bank as its prime rate of interest. On November 30, 2013, the note converted to a permanent loan payable over five years in equal monthly installments of principal and interest and calculated on a ten-year amortization schedule. The interest rate on this

(45)

note during the permanent loan period was a variable interest rate equal to 2.75% plus the sum of (a) the yield on United States Treasury Obligations adjusted to a constant maturity of five years and (b) the "ask" side of the five year swap spread as published by Bloomberg, L.P. or another service commonly used by M&T, each as in effect on November 28, 2013. The loan will mature on December 3, 2018. The Company had drawn $1.8 million as of September 30, 2013 from this line.

On October 4, 2013, Corning Natural Gas Corporation (the "Company") repaid in full the $1,966,469 in outstanding principal, accrued interest and premium owed under its 7.9% Unsecured Senior Notes, dated as of September 1, 1997 (the "Senior Notes"), as amended, which had an original aggregate principal amount of $4.7 million and were held by Great West Life & Annuity Insurance Company ("Great West"). As a result of the repayment, all of the Company's obligations with respect to the Senior Notes have been completed and the Senior Notes and the Intercreditor and Collateral Agency Agreement among Manufacturers and Traders Trust Company, as collateral agent and bank lender, and Great West, dated December 1, 2009, terminated in accordance with their respective terms. The Company funded the repayment of the Senior Notes with proceeds from the $4.8 million of new financing from M&T Bank (see above for more information).

The Company is in compliance with all of our loan covenants as of September 30, 2013.

Long-term debt, including the current portion, was as follows at September 30, 2013 and 2012:

	2013	2012

Unsecured senior note - 7.9%, due serially with annual payments of $355,000 beginning on September 1, 2006, paid in full October 2013	$1,860,000	$2,215,000
Note payable - 6.5% with monthly installments through 2013	-	4,584,321
Note payable - variable rate with 4.5% floor with monthly
Installments through May 2015	720,116	826,573
Note Payable - 5.76% with monthly installments	-	1,599,241
Note Payable - variable rate with 4.25% floor, monthly
Installments through November 2016	1,676,794	1,847,090
Note Payable - variable rate with 3.75% floor, monthly
Installments through November 2017	2,279,408	2,450,000
Note Payable - 4.46% with monthly installments through
July 2017, then refinanced at new rate	228,324	248,703
Note Payable - 4.46% with monthly installments through
July 2017, then refinanced at new rate	228,324	248,703
Note Payable - 5.79% with monthly installments through
August 2018	727,847	-
Note Payable - 4.51% with monthly installments through
September 2018	2,955,246	-
Note Payable - 4.5% with monthly installments through
November 2018 (estimated)	2,646,690	-
Note Payable - 4.5% with monthly installments through
November 2018	1,759,364	-
M&T Bank - vehicle loans	205,990	117,449
Total long-term debt	$15,288,103	$14,137,080

Less current installments	1,827,322	1,571,553
Long-term debt less current installments	$13,460,781	$12,565,527

(46)

The aggregate maturities of long-term debt for each of the five years subsequent to September 30, 2013 are as follows:

2014	$1,827,322
2015	$1,995,238
2016	$2,050,103
2017	$2,106,645
2018	$2,160,308
2019 +	$5,148,487

(7) Lines of Credit

The Company has a line of credit with Community Bank, N.A. to borrow up to $7.0 million on a short-term basis until of June 21, 2013, when it was increased to $8.0 million. Borrowings outstanding under this line were $4,407,305 and $2,196,995 at September 30, 2013 and 2012, respectively. The maximum amount outstanding during the years ended September 30, 2013 and 2012 were $5,652,671 and $6,607,788, respectively. In February 2011, the interest was set at a fluctuating rate equal to the greater of 3.5% or the 30-day LIBOR plus 2.25%. In February 2012 the interest rate was lowered to the greater of 3.25% or 2.5% above the 30-day LIBOR. The interest rate at September 30, 2012 was 3.25%. As security for the Company's line of credit, collateral assignments have been executed which assign to Community Bank, N.A. various rights in the investment trust account. In addition, Community Bank, N.A. has a purchase money interest in all of our natural gas purchases utilizing funds advanced by the bank under the line-of-credit agreement and all proceeds of sale of the gas to customers and related accounts receivable. On June 21, 2013 the Company renewed the line with an increase to $8 million. Under the new terms, the bank no longer has a security interest in the Rabbi Trust investment account. Beginning on July 1, 2013, the interest rate will be calculated as the 30-day LIBOR plus 2.8%. On September 30, 2013, the interest rate was 3.25%. The weighted average interest rates on outstanding borrowings during fiscal 2013 and 2012 were 3.25% and 3.35%, respectively.

(8) Stockholders Equity

On May 28, 2009, the Company registered 100,000 shares of common stock with a par value of $5 per share for a dividend reinvestment program. As part of this program 761 shares were issued in 2009, 2,319 shares were issued in 2010, 3,976 shares in 2011, 5,689 shares in 2012 and 7,433 shares in 2013. A total of 20,178 shares have been issued since the program started.

On January 27, 2012, the Company completed a private placement of its common stock, par value $5.00 per share, pursuant to the terms of a Purchase Agreement, dated as of January 23, 2012, between the Company and the Article 6 Marital Trust under the First Amended and Restated Jerry Zucker Revocable Trust dated April 2, 2007 (the "Purchaser"). The 138,889 shares of common stock (the "Common Stock") issued pursuant to the Purchase Agreement were sold at a per share cash price of $14.40 and raised gross proceeds of $2 million for the Company which will be used for general corporate purposes. In connection with the private placement, the Company entered into a Registration Rights Agreement, dated as of January 23, 2012, which grants the Purchaser certain demand and piggy-back registration rights with respect to the Common Stock. The issuance

(47)

and sale of the Common Stock was not registered under the Securities Act of 1933, as amended (the "Securities Act"), or any state securities laws, and the shares may not be sold in the United States absent registration or an applicable exemption from registration requirements. The Common Stock was offered and sold in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act and corresponding provisions of state securities laws.

The Company distributed one transferable subscription right for each eight shares of common stock to shareholders of record as of 5:00 pm on July 2, 2012. This right entitled the shareholder to purchase one share of our common stock at a cash exercise price of $15.75 per share. The rights were granted to the shareholders without additional charge to them and expired at 5:00 pm on September 21, 2012. The Company received $3,838,048, net of cost, with the exercise of 246,524 shares. The Company used the proceeds to help fund capital expenditures, the retirement of debt and future growth opportunities.

(9) Investment in Joint Ventures

The following table represents the Company's investment activity in the Leatherstocking Companies at September 30, 2013 and 2012:

	2013	2012
Beginning balance in investment in joint ventures	$ 349,193	$ -
Investment in joint ventures during year	281,000	111,000
Income (loss) in joint ventures during year	(42,515)	238,193
Ending balance in joint ventures	$ 587,678	$ 349,193

At September 30, 2013, the Leatherstocking Companies had combined assets of $3.4 million, combined liabilities of $2.3 million and combined revenues of $232,607.

(10) Income Taxes

Income tax expense for the years ended September 30 is as follows:

	2013	2012
Current	($50,557)	($1,421,068)
Deferred	925,901	1,867,402
Total	$875,344	$446,334
Actual income tax expense differs from the expected tax expense (computed by applying the federal
Corporate tax rate of 34% and state tax rate of 7.1% to income before income tax expense) as follows:

	2013	2012
Expected federal tax expense	$904,644	$611,284
Regulatory adjustment	(51,551)	(56,935)
Dividends received deduction	(16,536)	(18,934)
State tax expense (net of federal)	113,808	83,063
Other, net	(75,021)	(172,144)
Actual tax expense	$875,344	$446,334

(48)

The tax effects of temporary differences that result in deferred income tax assets and liabilities at September 30 are as follows:

	2013	2012
Deferred income tax assets:
Unbilled revenue	$-	$38,242
Deferred compensation reserve	571,926	579,016
Post-retirement benefit obligations	413,963	458,465
Comprehensive income	1,803,620	2,186,198
Inventories	-	47,291
Pension benefit obligations	-	412,352
NOL carryforwards	5,590,448	5,405,569
Other	1,279,979	551,482

Total deferred income tax assets	9,659,936	9,678,615

Deferred income tax liabilities:
Property, plant and equipment, principally due to
Differences in depreciation	8,698,227	7,416,764
Pension benefit obligations	863,056	-
Unbilled revenue	42,635	-
Inventories	48,381	-
Deferred rate expense and allocations	528,458	680,527
Deficiency of gas adjustment clause revenues billed	28,238	415,099
Prior period tax reconciliations	29,045	-
Other	-	61,280

Total deferred income tax liabilities	10,238,040	8,573,670

Net deferred income tax (assets) liabilities	$578,104	($1,104,945)

The Company has federal and New York State tax net operating loss carry forwards available of approximately $15.3 million and $8.7 million, respectively, as of September 30, 2013 that begin to expire at the end of the Company's fiscal 2025 tax year.

The accounting rules for uncertain taxes provide for the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recognized in the financial statements. The Company has evaluated its tax positions and accordingly has not identified any significant uncertain tax positions. The Company's policy is to classify interest associated with uncertain tax positions as interest expense in the financial

(50)

statements. Penalties are classified under other expense. The Company files a consolidated federal income tax return and state income tax returns in New York and Pennsylvania. The federal returns and the state returns for the tax years ended prior to September 30, 2010 are no longer subject to examination. The Company is currently being examined for the tax year ended September 30, 2012. At this time, the Company does not know of any material financial impact as a result of the audit.

(11) Pension and Other Post-retirement Benefit Plans

There are currently three covered participants related to the deferred compensation obligation that are all former officers. The liability on the consolidated balance sheet represents the present value of the future obligation. In 1997, the Company established a trust (the Rabbi Trust) to fund a deferred compensation plan for certain officers. The fair market value of assets in the trust was $2,191,355 (plus $51,185 in additional stock) and $2,220,536 (plus $51,185 in additional stock) at September 30, 2013 and 2012, respectively, and the plan liability, which is labeled as deferred compensation on the balance sheet, was $1,545,747 and $1,499,264 at September 30, 2013 and 2012, respectively. The assets of the trust are available to general creditors in the event of insolvency.

The Company has defined benefit pension plans covering substantially all of its employees. The benefits are based on years of service and the employee's highest average compensation during a specified period. The Company makes annual contributions to the plans equal to amounts determined in accordance with the funding requirements of the Employee Retirement Security Act of 1974. Contributions are intended to provide for benefits attributed for service to date, and those expected to be earned in the future.

In addition to the Company's defined benefit pension plans, the Company offers post-retirement benefits comprised of medical and life coverage to its employees who meet certain age and service criteria. For union participants who retire on or after September 2, 1992, the Company cost for post-retirement benefits is contractually limited and will not exceed $150 per month. This contract is in effect until April 2, 2015. The monthly benefit for all non-union employees, who retire between the ages of 62 and 65, will be the lesser of 40% of the retiree's plan premium or $150. After age 65, the Company pays up to $150 a month for the cost of the retiree's supplemental plan. In addition, the Company offers limited life insurance coverage to active employees and retirees. The post-retirement benefit plan is not funded. The Company accrues the cost of providing post-retirement benefits during the active service period of the employee.

The following table shows reconciliations of the Company's pension and post-retirement plan benefits as of September 30:

	Pension Benefits		Post-retirement Benefits
	2013	2012	2013	2012
Change in benefit obligations:
Benefit obligation at beginning of year	$18,332,559	$15,857,827	$1,187,118	$857,645
Service cost	395,916	328,661	17,285	14,388
Interest cost	715,062	771,341	46,223	41,569
Participant contributions	-	-	71,000	88,000
Actuarial (gain) loss	(1,483,059)	2,202,387	(68,807)	82,701
Benefits paid	(860,845)	(827,657)	(134,000)	(141,000)
Curtailments	-	-	-	243,815
Benefit obligation at end of year	17,099,633	18,332,559	1,118,819	1,187,118

(51)

Change in plan assets:
Fair value of plan assets at beginning of year	11,498,019	9,458,419	-	-
Actual return on plan assets	715,932	1,532,489	-	-
Company contributions	877,480	1,339,796	63,000	53,000
Participant contributions	-	-	71,000	88,000
Benefits paid	(866,447)	(832,685)	(134,000)	(141,000)
Fair value of plan assets at end of year	12,224,984	11,498,019	-	-
Funded status	(4,874,649)	(6,834,540)	(1,118,819)	(1,187,118)
Unrecognized net actuarial loss / (gain)	2,950,422	4,881,181	(239,771)	(186,506)
Unrecognized PSC adjustment	-	-	-	-
Unrecognized prior service cost	29,952	(44,180)	-	-
Unrecognized net transition asset (obligation)	-	-	157,177	160,724
Additional minimum liability	-	-	-	-
(Accrued) prepaid benefit cost	(1,894,275)	(1,909,179)	(1,201,413)	(1,212,900)
Accrued contribution	-	-	-	-

Amounts recognized in the balance sheet consists of:
Prepaid (accrued) benefit liability	(4,874,649)	(6,834,540)	(1,118,819)	(1,187,118)

Amounts recognized in the Balance Sheets consist of:
(Accrued)/prepaid pension cost as of beginning of fiscal year	(1,909,179)	(2,205,217)	(1,212,900)	(1,246,107)
Pension (cost) income	(637,478)	(862,576)	(53,513)	(29,793)
Contributions	877,480	1,339,796	-	-
Change in receivable contribution	(225,098)	(181,182)	-	-
Net benefits paid	-	-	65,000	63,000
Change in additional minimum liability	-	-	-	-
(Accrued)/prepaid pension cost as of end of fiscal year	(1,894,275)	(1,909,179)	(1,201,413)	(1,212,900)

Fair value of plan assets at end of year
Cash and equivalents	168,627	333,327	-	-
Government and agency issues	2,056,301	706,508	-	-
Corporate bonds	3,193,521	3,590,859	-	-
Fixed index funds	421,120	516,153	-	-
Fixed income	373,592	761,034	-	-
Equity securities	6,011,823	5,590,138	-	-
	12,224,984	11,498,019	-	-

The funded status of both plans totaling approximately $6,000,000 are included in deferred pension & post-retirement benefits on the consolidated balance sheets which are offset by pension regulatory assets. The net actuarial loss/(gain), unrecognized prior service cost and unrecognized net transition asset obligation are collectively the adjustment to other comprehensive income (loss)-minimum pension liability in the consolidated financial statements, which are presented net of tax. The funded status less the minimum pension liability-tax affected, is the (accrued) prepaid benefit cost.

(52)

Amortization of unrecognized net (gain)/loss for the Retirement Plan for fiscal year ending September 30, 2014:

Projected benefit obligation as of October 1, 2013	$ 17,099,633
Fair value of plan assets as of October 1, 2013	(12,224,984)
Net asset/(obligation) at transition	-
Prior service cost	(29,952)
(Accrued)/prepaid liability recognized through income	(1,894,275)
Preliminary unrecognized (gain)/loss as of October 1, 2013	$ 2,950,422
Asset gain/(loss) not reflected on market related asset value	-
Unrecognized net (gain)/loss at October 1, 2013 subject to amortization	$ 2,950,422

Amortization of unrecognized net (gain)/loss for the Post-Retirement Plan for the fiscal year ended September 30, 2014:

Unrecognized net (gain)/loss at October 1, 2013 subject to amortization	($239,771)

Amount to be amortized 2013 - 2014
Amortizaton period	10 years
Amortization for 2013 - 2014 ((gain)/loss divided by period)	(23,977)

	Pension Benefits		Post-retirement Benefits
	2013	2012	2013	2012
Components of net period benefit cost (benefit):
Service cost	395,916.00	328,661.00	17,285.00	14,388.00
Interest cost	715,062.00	771,341.00	46,223.00	41,569.00
Expected return on plan assets	(886,563.00)	(778,194.00)	-	-
Amortization of prior service	14,228.00	16,418.00	3,547.00	(11,691.00)
Amortization of transition obligation	-	-	-	-
Amortization of PSC adjustment	-	-	-	-
FAS88 recognition - loss on curtailment	-	-	-	-
Amortization of unrecognized actuarial loss (gain)	623,933.00	705,532.00	(15,542.00)	(24,473.00)
Net periodic benefit cost (benefit)	862,576.00	1,043,758.00	51,513.00	19,793.00

For ratemaking and financial statement purposes, pension expense represents the amount approved by the PSC in the Company's most recently approved rate case. Pension expense (benefit) for ratemaking and financial statement purposes was approximately $970,000 and $1,173,710 for the years ended September 30, 2013 and 2012, respectively. The difference between the pension expense (benefit) for ratemaking and financial statement purposes, and the amount computed above has been deferred and is not included in the prepaid pension cost noted above. Such balances equal $432,766 and $375,415 as of September 30, 2013 and 2012, respectively.

The NYPSC has allowed the Company to recover incremental cost associated with post-retirement benefits through rates on a current basis. Due to the timing differences between the Company's rate case filings and financial reporting period, a regulatory receivable (liability) of $188,112 and $197,477 has been recognized at September 30, 2013 and 2012, respectively.

(53)

	Pension Benefits		Post-retirement Benefits
	2013	2012	2013	2012
Weighted average assumptions used to determine net
period cost at September 30:
Discount rate	4.85%	4.00%	4.85%	4.00%
Expected return on assets	7.50%	7.75%	8.00%	8.00%

The discount rate which is used approximates the Mercer Yield Curve Above Mean Model. The yield curve is a spot rate yield curve that provides a zero-coupon interest rate for each year into the future.

The expected returns on plan assets of the Retirement Plan and Post-Retirement Plan are applied to the market-related value of plan assets of the respective plans. For the Retirement Plan, the market-related value of assets recognizes the performance of its portfolio over five years and reduces the effects of short-term market fluctuations. The Company's Retirement Plan assets are invested by a manager that reports at least annually to the Company's Investment Committee for review and evaluation. The manager has been given the objective to achieve modest capital appreciation with a secondary objective of achieving a relatively high level of current income using a mix of cash equivalents, fixed income securities and equities to structure a balanced investment portfolio. The Investment Committee does not reserve control over investment decisions, with the exception of certain limitation and holds the manager responsible and accountable to achieve the stated objectives. The market-related value of Post-Retirement Plan assets is set equal to market value.

For measurement purposes, a 6% annual rate of increase in the per capita cost of covered benefits (health care cost trend rate) was assumed for 2013. The rate is assumed to increase by 6% each year thereafter. A 1% increase in the actual health care cost trend would result in approximately a 4.4% increase in the service and interest cost components of the annual net periodic post-retirement benefit cost and a 5.6% increase in the accumulated post-retirement benefit obligation. A 1% decrease in the actual health care cost trend would result in approximately a 3.7% decrease in the service and interest cost components of the annual net periodic post-retirement benefit cost and a 4.7% decrease in the accumulated post-retirement benefit obligation.

The Company expects to contribute $1,200,000 to the Retirement Plan during the year ended September 30, 2014.

The estimated pension plan benefit payments are as follows:
2014	$942,000
2015	$960,000
2016	$997,000
2017	$1,072,000
2018	$1,092,000
2019+	$6,154,000

The Company also maintains the Corning Natural Gas Corporation Employee Savings Plan (the "Savings Plan"). All employees of the Company who work for more than 1,000 hours per year and who have completed one year of service may enroll in the Savings Plan at the beginning of each calendar quarter. Under the Savings Plan, participants may contribute up to 50% of their wages. For all employees, the Company will match one-half

(54)

of the participant's contribution up to a total of 50% of the participant's contribution up to a total of 6% of the participant's wages. The plan is subject to the federal limitation. The Company contribution to the plan was $83,938 in 2013 and $75,005 in 2012.

(12) Stock Options

There is no unrecognized cost related to options at September 30, 2013 because all options are vested. Management has valued the 2011 options at their grant date utilizing the Black-Scholes Option Pricing Model.

A summary of all stock option activity and information related to all options outstanding follows:

	2012
	Stock Options

	Number of Shares Remaining Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at October 1, 2011	80,000	$10.95
Options granted	-
Options exercised during year ended September 30, 2012	35,000	$10.00
Options expired during year ended September 30, 2012	3,000
Outstanding at September 30, 2012	42,000	$11.81	1.72 years
Exercisable at September 30, 2012	42,000	$11.81	1.72 years

	2013
	Stock Options
	Number of Shares Remaining Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at October 1, 2012	42,000	$11.81
Options exercised during year ended September 30, 2013	17,700	$11.33
Options expired during year ended September 30, 2013	10,800
Outstanding at September 30, 2013	13,500	$12.83	2.25 years
Exercisable at September 30, 2013	13,500	$12.83	2.25 years

(55)

(13) Commitments

The Company is a local distribution company and has contracted for gas supply from various sources to provide the commodity to the city gates. The Company maintains storage capacity of approximately 736,000 Dekatherms. In 2011, the Company entered in to an asset management agreement with ConocoPhillips and purchased $2.3 million of gas by the end of September 2013 that was placed into storage. As a result of these actions, the Company anticipates that it will have sufficient gas to supply its customers for the 2013-2014 winter season.

The Company has secured the NYPSC required fixed price and storage gas supply for the winter season and is managing its gas storage and gas contracts to assure that the Company follows its gas supply and acquisition plan. The gas supply plan is a formal document that defines how we acquire natural gas to supply our customers. The plan is submitted to the NYPSC every year and adherence to the plan is a regulatory mandate. Assuming no extraordinary conditions for the winter season, gas supply, both flowing and storage, will be adequate to serve our, approximately 14,800 customers.

(14) Subsequent Events

On October 4, 2013, the Company repaid in full the $1,966,469.32 in outstanding principal, accrued interest and premium owed under its 7.9% Unsecured Senior Notes, dated as of September 1, 1997 (the "Senior Notes"), as amended, which had an original aggregate principal amount of $4.7 million and were held by Great West Life & Annuity Insurance Company ("Great West"). As a result of the repayment, all of the Company's obligations with respect to the Senior Notes have been completed and the Senior Notes and the Intercreditor and Collateral Agency Agreement among Manufacturers and Traders Trust Company, as collateral agent and bank lender, and Great West, dated December 1, 2009, terminated in accordance with their respective terms. The Company funded the repayment of the Senior Notes with proceeds from the $4.8 million of new financing from M&T Bank. Until October 31, 2013, the note is payable as interest only at an interest rate equal to 3.25% above one-month LIBOR, adjusted daily. On October 31, 2013, the note will convert to a permanent loan payable over five years in monthly installments of principal and interest calculated on a five-year amortization schedule. The interest rate on this note during the permanent loan period will be a variable interest rate equal to 2.75% plus the sum of (a) the yield on United States Treasury Obligations adjusted to a constant maturity of five years and (b) the "ask" side of the five year swap spread as published by Bloomberg, L.P. or another service commonly used by M&T, each as in effect on October 29, 2013.

At a special shareholder meeting on November 6, 2013, more than two-thirds of Corning Natural Gas Corporation shareholders approved a share exchange pursuant to which each outstanding share of common stock of the Company, par value $5.00 per share, is exchanged for a share of the common stock, par value $0.01 per share, of Corning Natural Gas Holding Corporation, a New York corporation. The effective date of reorganization was November 12, 2013 and the Company became a wholly owned subsidiary of the Holding Company.

(56)