Form 10-K/A
period 2013-09-30
Corning Natural Gas Holding Corp
filed 2014-01-24
CIK 1582244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

[X]___ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2013

OR

[_]__TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-00643

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

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share

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
Large accelerated Filer [_]	Accelerated Filer [_]

Non-Accelerated Filer [_]	Smaller Reporting Company[X]

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

Number of shares of Common Stock outstanding as of the close of business on December 1, 2013: 2,264,771

Explanation of Amendment

Corning Natural Gas Holding Corporation is filing this Form 10-K/A as Amendment No. 1 (the "Amendment") to its Annual Report on Form 10-K for the fiscal year ended September 30, 2013 (the "Annual Report") that was filed with the Securities and Exchange Commission on December 27, 2013 for the purpose of including the following portions of Corning Natural Gas Holding Corporation's Annual Report:

Item 10 - Directors, Executive Officers and Corporate Governance

Item 11 - Executive Compensation

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13 - Certain Relationships and Related Transactions, and Director Independence

Item 14 - Principal Accountant Fees and Services

Item 15 - Exhibits and Financial Statement Schedules

Except as described above, no other amendments are being made to the Annual Report. This Amendment does not reflect events occurring after the September 30, 2013 fiscal year end except as expressly set forth in the December 27, 2013 filing of the Annual Report or herein, or modify or update the disclosure contained in the Annual Report in any way other than as required to reflect the additions discussed above and reflected below.

EXPLANATORY NOTE

Corning Natural Gas Holding Corporation ("Holding Company") is a successor issuer to Corning Natural Gas Corporation ("Company") as of November 12, 2013 as a result of a share-for-share exchange (the "Share Exchange"), creating a holding company structure. See "Item1. Business - Recent Developments" and elsewhere in the Annual Report on Form 10-K. As of the fiscal year end September 30, 2013, Holding Company was a newly-formed New York corporation with no assets, liabilities or operations, and a wholly-owned subsidiary of the Company. Accordingly, no separate financial statements of Holding Company are included. As of November 12, 2013, the Company is a wholly-owned subsidiary of Holding Company

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Board of Directors. The names, ages, positions, business experience and principal occupations and employment of each member of the board of directors is set forth below

Name	Age	Position	Director of Holding Company Since	Director of Company Since

Henry B. Cook, Jr.	66	Chairman of the Board and Director	2013	2007
Michael I. German	63	Chief Executive Officer, President and Director	2013	2006
Ted W. Gibson	71	Director	2013	2006
Joseph P. Mirabito	55	Director	2013	2010
William Mirabito	53	Director	2013	2010
George J. Welch	68	Director	2013	2007
John B. Williamson III	59	Director	2013	2010

Henry B. Cook, Jr. is our chairman of the board of directors and has served as a director of the Holding Company since its organization in 2013 and has been chairman of the board of directors and a director of the Company since May 2007. Mr. Cook is also chairman of the board of directors of the Company and a director of the Corning Natural Gas Appliance Corporation ("Corning Appliance"). He is the president of Triple Cities Acquisition, LLC, a heavy truck parts and vehicle dealer, and Roadwolf Transportation Products, LLC, an importer of heavy duty truck parts. He is not related to Matthew J. Cook, our vice president - operations. Mr. Cook has exhibited his expertise in the development and management of the business of those two companies. The business experience, together with the expertise about our business and operations derived from his years of service on the board of the Company and leadership as chairman of the board led the board of directors to conclude that Mr. Cook has the judgment and skills desired for continued service on the board.

Michael I. German has served as our chief executive officer, president and director of the Holding Company since its organization in 2013 and has been chief executive officer, president and a director of the Company since December 2006. Mr. German also serves as president of the Company, Corning Appliance and our joint investments, Leatherstocking Gas Company, LLC ("Leatherstocking Gas") and Leatherstocking Pipeline Company, LLC ("Leatherstocking Pipeline"). Prior to joining the Company, he was senior vice president, utility operations for Southern Union Company where he was responsible for gas utility operations in Missouri, Pennsylvania, Rhode Island and Massachusetts. From 1994 to 2005, Mr. German held several senior positions at Energy East Corporation, a publicly-held energy services and delivery company, including president of several utilities. From 1978 to 1994, Mr. German worked at the American Gas Association, finishing as senior vice president. From 1976 to 1978, Mr. German worked for US Energy Research and Development Administration. Mr. German is a board member of the Northeast Gas Association and several non-profit organizations. Mr. German's role as president and chief executive officer responsible for Corning's day-to-day operation and its significant strategic initiatives, as well as his extensive experience in utility and public company operations, led the board to conclude that Mr. German should continue to serve as a director.

Ted W. Gibson has been a director of the Holding Company since its organization in 2013 and has been a director of the Company since November 2006. Mr. Gibson is also a director of the Company and Corning Appliance. He serves as the chief executive officer of Classic City Mechanical, an underground utility business. Mr. Gibson is also a corrosion specialist in the National Association of Corrosion Engineers and a graduate of the Georgia Institute of Technology - Mechanical Engineer. Mr. Gibson previously served as a United States Marine Corps Captain, and is a Vietnam veteran. He is also an inspector for the Nevada State Boxing Commission. Mr. Gibson's professional background and extensive experience with pipelines and other underground utilities, his business and management expertise in his service as chief executive officer of Classic City Mechanical, his knowledge of the business of Corning and contributions during his years of service on the board of directors, led the board of directors to conclude that Mr. Gibson has the skills desired for continued service on the board.

Joseph P. Mirabito has been a director of the Holding Company since its organization in 2013 and has been a director of the Company since November 2010. He and William Mirabito are cousins. He was president of Mirabito Fuel Group from 1986 to 1998. He has also served as president of Granite Capital Holdings, Inc. from 1998 to 2009. He is currently chief executive officer of Mirabito Holdings, Inc. and Mirabito Regulated Industries, LLC. He serves as a director on several professional and civic boards in the central New York region. Mr. Mirabito also serves as a director on the boards of the Company, the Corning Appliance, Leatherstocking Gas and Leatherstocking Pipeline. Mr. Mirabito's business and corporate management experience in the energy delivery businesses where he serves as the chief executive officer, his knowledge of the local communities in Central New York served by those businesses and commitment to the growth of our business as a significant shareholder, as well as his prior experience in advising and serving on the board and committees of Wilber Bank, led the board of directors to conclude that Mr. Mirabito has the skills, connections and experience desired for continued service on the board.

Page 3.

William Mirabito has served as a director of the Holding Company since its organization in 2013 and has been a director of the Company since November 2010. He and Joseph Mirabito are cousins. He is currently president of Mang Insurance Agency and vice president of Mirabito Holdings, Inc. and Mirabito Regulated Industries, LLC. He is also the chairperson of the audit committee for Mirabito Holdings, Inc. In addition to serving as a board member of the Fox Hospital in Oneonta, NY, he also serves on its finance committee. He is also a board member of Springbrook and serves on their executive committe. Mr. Mirabito also serves as a director on the boards of the Company, Corning Appliance, Leatherstocking Gas and Leatherstocking Pipeline. Mr. Mirabito's business and management experience as president of Mang Insurance Agency and vice president of Mirabito Holdings, Inc. and Mirabito Regulated Industries, LLC, his commitment to the growth of our Company as a significant shareholder, as well as his experience in advising and serving on the board and committees of Fox Hospital and Springbrook led the board of directors to conclude that Mr. Mirabito has the skills and experience desired for continued service on the board.

George J. Welch has served as a director of the Holding Company since its organization in 2013 and has been a director of the Company since May 2007. He is also a director on the boards of the Company and Corning Appliance. He is a partner in the law firm of Welch & Zink in Corning, New York. Mr. Welch's practice concentrates on business transactions and real estate. He is has served as an active director and member of many regional organizations, including a regional economic development organization and PaneLogic, Inc., a provider of control system integration services. Mr. Welch's extensive experience as a business and real estate lawyer, his knowledge of communities served by Corning from advising and serving on the boards and committees of community and economic development organizations as well as other businesses, led the board to conclude that he should continue to serve as a director.

John B. Williamson, III has served as a director of the Holding Company since its organization in 2013 and has been a director of the Company since November 2010. He is also a director on the boards of the Company and Corning Appliance. Since 2004, Mr. Williamson has served as chairman, president and chief executive officer of RGC Resources, Inc., a $100 million dollar energy distribution and services holding company. He served as director, president and chief executive officer of RGC Resources from 1999 to 2003. In addition, he serves as a director of Bank of Botetourt, Optical Cable Corporation and Luna Innovations Corporation. Mr. Williamson received an MBA from the College of William and Mary and a BS from Virginia Commonwealth University. Mr. Williamson's experience as the chairman, president and chief executive officer of an energy distribution and services company, as well as his experience in advising and serving on the board and committees of other corporations, resulting in his broad understanding of the operational, financial and strategic issues that businesses generally and utilities face, led the board to conclude that he should continue to serve as a director.

Executive Officers. The names, ages, positions and certain other information concerning our current executive officers and significant employees are set forth below.

Name	Age	Position

Michael I. German*	63	Chief Executive Officer, President and Director
Firouzeh Sarhangi	55	Chief Financial Officer and Treasurer
Stanley G. Sleve	64	Vice President- Administration and Corporate Secretary

* Biographical information for Mr. German can be found under "Board of Directors."

Firouzeh Sarhangi has served as Chief Financial Officer and Treasurer of the Holding Company since its organization in 2013. She was appointed as Chief Financial Officer and Treasurer of the Company in 2006. Ms. Sarhangi also serves as Treasurer of Corning Appliance. From February 2004 until her appointment as Chief Financial Officer of the Company, she served as Vice President - Finance of the Company. Previously, she was President of Tax Center International ("TCI"), a company she founded and operated until Corning purchased TCI in 1998. Ms. Sarhangi has thirty years of public accounting experience.

Stanley G. Sleve has served as Vice President-Administration and Secretary of the Holding Company since its organization in 2013. He joined the Company and has served as Vice President since 1998. He has served as the Company's Corporate Secretary since 2006 and as Vice President - Administration since 2007. Mr. Sleve oversees corporate operations including customer service, facilities management, human resources, information technology and community relations. Mr. Sleve also serves as Secretary of Corning Appliance. Mr. Sleve served as the chairman of the board of directors of the Corning Area Chamber of Commerce for the past two years and now serves as a member of the Executive Committee and the Government Affairs Committee of the Chamber Board. He also serves on the Chemung County Chamber of Commerce Public Affairs Committee.

As of the fiscal year ended on September 30, 2013, and continuing until the consummation of the Share Exchange on November 12, 2013, Matthew J. Cook and Russell S. Miller were executive officers of the Company. Upon the formation of the holding company structure, Messrs. Cook and Miller continued as executive officers of the Company but are not officers of the Holding Company.

Page 4.

Matthew J. Cook joined the Company in February 2008 as vice president - operations. Mr. Cook has 26 years of natural gas utility experience From 2000 until joining the Company, Mr. Cook was employed by Mulcare Pipeline Solutions, a supplier of products and services to the natural gas industry, in various positions including sales manager and technical specialist. Previously, Mr. Cook served as operations engineer and gas engineer for New York State Electric and Gas. He is not related to our director, Henry B. Cook, Jr. Mr. Cook also serves as a vice president of Corning Appliance and as a director on the boards of Leatherstocking Gas and Leatherstocking Pipeline.

Russell S. Miller rejoined the Company as our director of gas supply and marketing in June 2008 and was appointed as vice president - gas supply and marketing, in December 2009. From 1987 through 2004 he was employed by us in various positions including vice president - operations, gas supply manager and mapping technician. From 2006 until rejoining the Company, he was employed by IBM, as energy distribution manager where he managed a team of energy buyers. From 2004 through 2006, he was employed as an industrial account manager for Sprague Energy Corp. located in Portsmouth, New Hampshire. Mr. Miller also serves as a vice president of Corning Appliance and as a director on the boards of Leatherstocking Gas and Leatherstocking Pipeline.

Section 16(a) Beneficial Ownership Reporting Compliance.Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than 10% of our common stock, to file with the Securities and Exchange Commission (the SEC) initial reports of ownership and reports of changes in ownership of our common stock. Our officers, directors and greater than 10% shareholders are required by the SEC to furnish us with copies of all Section 16(a) forms they file. Based solely on review of copies of reports furnished to us or written representations that no reports were required, we believe that all Section 16(a) filing requirements were met in the last fiscal year except for one filing for Mr. Joseph Mirabito which was filed late in April 2013.

Code of Business Conduct and Ethics. The Holding Company has adopted the Company's Code of Business Conduct and Ethics that applies to all employees, including our chief executive officer and our chief financial officer, who also serves as our principal accounting officer. This code is available on our website at www.corninggas.com. Any amendments or waivers to the code that apply to our chief executive officer or chief financial officer will be promptly disclosed to our shareholders by posting that information on our website.

Audit Committee Report. The Holding Company has a separately designated standing audit committee. In accordance with its written charter that was approved and adopted by our board, our audit committee assists the board in fulfilling its responsibility of overseeing the quality and integrity of our accounting, auditing and financial reporting practices. A copy of the audit committee charter is available on our website at www.corninggas.com. The audit committee is directly responsible for the appointment of our independent public accounting firm and is charged with reviewing and approving all services performed for us by the independent accounting firm and for reviewing the accounting firm's fees. The audit committee reviews the independent accounting firm's internal quality control procedures, reviews all relationships between the independent accounting firm and the Holding Company and its subsidiaries in order to assess the accounting firm's independence, and monitors compliance with our policy regarding non-audit services, if any, rendered by the independent accounting firm. In addition, the audit committee ensures the regular rotation of the lead audit partner and concurring partner. The audit committee reviews management's programs to monitor compliance with our policies on business ethics and risk management.

The audit committee is currently comprised of Mr. Williamson, the committee's chairman, Mr. Cook and Mr. William Mirabito. Mr. Mirabito is an officer, director and shareholder of a company that has entered into a joint venture with Corning. The committee met four times in the last fiscal year. Mr. Williamson, Mr. Cook and Mr. Mirabito are "independent directors" as defined in the New York Stock Exchange listing standards. In addition, each member of the audit committee is able to read and understand financial statements, including balance sheets, income statements and cash flow statements. The board has determined that Mr. Williamson meets the qualifications for designation as a financial expert as defined in SEC rules through his experience as the chief executive officer of RGC Resources, Inc., a publicly-held company. The audit committee reviews and reassesses its charter as needed from time to time and will obtain the approval of the board for any proposed changes to its charter.

The audit committee oversees management's implementation of internal controls and procedures for financial reporting designed to ensure the integrity and accuracy of our financial statements and to ensure that we are able to timely record, process and report the information required for public disclosure. In fulfilling its oversight responsibilities, the audit committee reviewed and discussed the financial statements with management and EFP Rotenberg LLP ("EFP Rotenberg") , our independent accounting firm until August 20, 2013 and Freed Maxick CPA's, P.C. ("Freed Maxick") since that date. The audit committee reviewed and discussed the audited financial statements of the Company for the year ended September 30, 2013, with Freed Maxick. The audit committee also discussed with EFP Rotenberg and Freed Maxick., the matters required by AU Section 380, "Communication with Audit Committees." The audit committee reviewed with EFP Rotenberg and Freed Maxick, which are responsible for expressing an opinion on the conformity of our audited financial state ents with accounting principles generally accepted in the United States, its judgment as to the quality, not just the acceptability, of our accounting principles and other matters as are required to be discussed with the audit committee pursuant to generally accepted auditing standards.

Page 5.

During the summer of 2013, the Company requested proposals from multiple independent registered accounting firms to serve as the Company's auditor. After the review and interview process, the Audit Committee of the Company's Board of Directors approved the replacement of EFP Rotenberg as the Company's audit firm and appointed Freed Maxick as its new independent registered audit firm effective immediately for the fiscal year ending September 30, 2013.

EFP Rotenberg's reports on the Company's consolidated financial statements for the fiscal year ended September 30, 2012, did not contain any adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principle. During the Company's fiscal year ended September 30, 2012, and through August 20, 2013, there were no disagreements between the Company and EFP Rotenberg on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to EFP Rotenberg's satisfaction, would have caused EFP Rotenberg to make reference to the subject matter of the disagreement(s) in its reports on the Company's financial statement for such years. During the Company's fiscal year ended September 30, 2012, and through August 20, 2013, there were no "reportable events" as described under Item 304(a)(1)(v) of Regulation S-K. EFP Rotenberg is still retained for the Company's pension plan audit.

In discharging its oversight responsibility as to the audit process, the audit committee obtained from our independent accounting firms a formal written statement describing all relationships between the independent accounting firm and us that might bear on the accounting firm's independence consistent with the requirements of the Public Company Accounting Oversight Board and discussed with the accounting firm any relationships that may impact its objectivity and independence. In considering the accounting firms independence, the audit committee also considered whether the non-audit services performed by the accounting firms on our behalf were compatible with maintaining the independence of the accounting firm.

In reliance upon (1) the audit committee's reviews and discussions with management and EFP Rotenberg , (2) the audit committee's reviews and discussions with management and Freed Maxick, (3) management's assessment of the effectiveness of our internal control over financial reporting, and (4) the receipt of an opinion from EFP Rotenberg dated December 28, 2012, stating that the Company's financial statements for the fiscal year ended September 30, 2012 are presented fairly, in all material respects, in conformity with U.S. generally accepted accounting principles and (5) the receipt of an opinion from Freed Maxick dated December 27, 2013, stating that the Company's financial statements for the fiscal year ended September 30, 2013 are presented fairly, in all material respects, in conformity with U.S. generally accepted accounting principles, the audit committee recommended to our board that these audited financial statements be included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013, for filing with the SEC.

Audit Committee

JOHN B. WILLIAMSON III, CHAIRMAN

HENRY B. COOK, JR.

WILLIAM MIRABITO

ITEM 11. Executive Compensation

Compensation Committee. Our compensation committee is comprised of Mr. Joseph Mirabito, the committee's chairman, Mr. Gibson and Mr. Williamson. These directors also served as the compensation committee of the Company before the Share Exchange. The committee met twice last fiscal year to recommend salaries and report those recommendations to the full board for approval.

Compensation Committee Interlocks and Insider Participation. No officers or employees of the Holding Company served on the compensation committee. Mr. German meets with the compensation committee at their request and makes recommendations with respect to the compensation of other officers. Mr. Mirabito is an officer, director and shareholder of a company that has entered into a joint venture with Corning. There are no interlocks between our compensation committee and officers and those of any other company.

Summary Compensation Table. The following table summarizes the compensation paid by the Company as the predecessor to the Holding Company to the chief executive officer, chief financial officer, and our most highly compensated executive officers.

Page 6.
Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation(1) ($)	Total ($)

Michael I. German, President and Chief Executive Officer	2013	165,000	9,600	-	47,471	5,545	227,616
	2012	165,000	-	40,719	35,893	5,413	247,025
Firouzeh Sarhangi, Chief Financial Officer and Treasurer	2013	122,000	16,920	-	21,570	3,715	164,205
	2012	122,000	-	8,144	18,717	3,179	152,040
Stanley G. Sleve, Vice President - Administration and Corporate Secretary	2013	111,500	14,952	-	32,056	3,505	162,013
	2012	111,115	-	8,144	32,365	3,333	154,957
Matthew Cook, Vice President - Operations*	2013	117,000	16,620	-	14,433	3,721	151,774
	2012	116,615	-	8,144	12,014	3,498	140,271
Russell Miller, Vice President - Gas Supply and Marketing*	2013	106,500	15,990	-	15,694	3,387	141,571
	2012	106,114	-	8,144	15,185	3,183	132,626
  The amounts reported include 401(k) matching contributions by the Company in fiscal 2013 of $4,950 for Mr. German, $3,715 for Ms. Sarhangi, $3,505 for Mr. Sleve, $3,721 for Mr. Cook and $3,387 for Mr. Miller and in 2012 of $4,950 for Mr. German, $3,179 for Ms. Sarhangi, $3,333 for Mr. Sleve, $3,498 for Mr. Cook and $3,183 for Mr. Miller.

*Mr. Cook and Mr. Miller are not officers of the Holding Company.

Employment Agreements.

Pursuant to his employment agreement dated November 30, 2006, Mr. German continues to serve as president and chief executive officer of the Company for 2014 under the automatic renewal provisions of his contract. Mr. German received 75,000 options to purchase common stock for a price of $15.00 per share under our 2007 Stock Plan. Mr. German has exercised all but 7,500 of such options. The employment agreement provides termination payments to Mr. German as follows:

* If Mr. German terminates his employment for Good Reason (as defined in the employment agreement - generally a decrease in title, position or responsibilities, a decrease in salary or bonus or a reduction in benefits), then he will receive compensation and benefits until the effective date of his termination, plus a severance package equal to his then current annual salary.

* If Mr. German's employment is terminated without cause, then he will receive compensation and benefits until the effective date of his termination, plus a severance package equal to his then current annual salary.

* If Mr. German's employment is terminated for a Change in Control (as defined in the employment agreement), then he will receive compensation and benefits until the effective date of his termination, plus a severance package equal to three times his then current annual salary.

The employment agreement also contains standard confidentiality, non-competition and non-solicitation provisions for a period including Mr. German's employment and the twelve months immediately following the date of the termination of his employment.

On April 17, 2012, the Company entered into Change of Control Agreements (the "Agreements") with all executive officers other than Michael I. German, the Company's President and Chief Executive Officer. Each Agreement is effective as of April 20, 2012, and terminates on the first to occur of (i) termination of employment prior to a Change of Control (as defined in the Agreements); (ii) one year from the date of the Change of Control; or (iii) May 1, 2017, if no Change of Control has occurred. These Agreements define compensation amounts due upon termination of employment following a Change of Control except in cases of death, good cause or good reason.

Benefit Plans.

We provide competitive welfare and retirement benefits to our executive officers as an important element of their compensation packages. Our executives receive medical and dental coverage, life insurance, disability coverage and other benefits on the same basis as our other employees. Our executives are also eligible to participate in our employee savings and pension plans.

Page 7.

Corning Natural Gas Corporation Employees Savings Plan. All employees of the Company who work for more than 1,000 hours per year and who have completed one year of service may enroll in the savings plan at the beginning of each calendar quarter. Under the savings plan, participants may contribute up to 50% of their wages. The Company matches one-half of the participant's contributions up to a total of 3% of the participant's wages. Matching contributions vest in the participants' accounts at a rate of 20% per year and become fully vested after five years. All participants may select one of ten investment plans, or a combination thereof, for their account. Distribution of amounts accumulated under the savings plan occurs upon the termination of employment or death of the participant. The savings plan also contains loan and hardship withdrawal provisions.

Pension Plan. We maintain a defined benefit pension plan, the Retirement Plan for Salaried and Non-Union Employees of Corning Natural Gas Corporation, that covers substantially all of our employees. We make annual contributions to the plan equal to amounts determined in accordance with the funding requirements of the Employee Retirement Security Act of 1974. The benefit payable under the pension plan is calculated based upon the employee's average salary for the four years immediately preceding his retirement. As defined in the plan, the normal retirement age is 62. The compensation covered by the pension plan includes only base salary, identified in the summary compensation table as "salary."

Outstanding Equity Awards at Fiscal Year End.

The following table summarizes information with respect to the stock options held by our most highly compensated executive officers as of the end of the past fiscal year.

Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date

Michael I. German	7,500	-	12.83	12/14/2015	(1)
Firouzeh Sarhangi	1,500	-	12.83	12/14/2015	(1)
Stanley G. Sleve	1,500	-	12.83	12/14/2015	(1)
Matthew Cook	1,500	-	12.83	12/14/2015	(1)
Russell Miller	1,500	-	12.83	12/14/2015	(1)

(1) The options were exercisable on 12/15/2011.

Director Compensation. For fiscal years 2012 and 2013, the Company paid its directors with restricted stock grants of 375 shares per quarter. The shares awarded become unrestricted upon a director leaving the board. Directors who also serve as officers are not compensated for their service as directors. Since these shares are restricted, we have discounted the value of these shares at a rate of 25% less than the closing price of the stock on the day awarded. On February 22, 2012, shares were issued for service for the quarters ended June 30, 2011, September 30, 2011 and December 31, 2011. Directors received compensatory shares for service for quarters ended March 31, 2012, June 30, 2012 and September 30, 2012 on October 10, 2012. On January 29, 2013, shares were issued for service for the quarter ended December 31, 2012, On May 21, 2013, shares were issued for service for the quarter ended March 31, 2013 and on August 20, 2013, shares were issued for service for the quarter ended June 30, 2013. Information regarding shares of restricted stock awarded to directors in the fiscal year ended September 30, 2013, is summarized below, at the amount recognized for financial statement reporting purposes in accordance with FASB ASC 718.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)

Henry B. Cook, Jr.	-	26,379	-	26,379
Ted W. Gibson	-	26,379	-	26,379
Joseph P. Mirabito	-	26,379	-	26,379
William Mirabito	-	26,379	-	26,379
George J. Welch	-	26,379	-	26,379
John B. Williamson III	-	26,379	-	26,379

Page 8.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Principal Shareholders and Management. As of January 24, 2014, there are 2,264,871 shares of common stock outstanding. The following table sets forth, as of January 20, 2014 information regarding the beneficial ownership of our common stock, by each shareholder known by us to be the beneficial owner of more than 5% of our stock, each director, each executive officer, and all our directors and executive officers as a group. The shares that each beneficial owner has the right to acquire are added to total shares for purposes of calculating percentage of ownership of common stock outstanding. As previously noted, all shares of the Company's common stock were exchanged for shares of the Holding Company's stock on a 1:1 basis effective November 12, 2013.
Names and Address(1)(2)	Common Stock Shares	Right to Acquire (3)	Total	Percentage
The Gabelli Group(4)	440,820	-	440,820	19.46%
One Corporate Center
Rye, NY 10580
Michael I. German(5)	430,745	7,500	438,245	19.35%
Anita G. Zucker, trustee of	214,451	-	214,451	9.47%
the Article 6 Marital Trust(6) under The First Amended and Restated Jerry Zucker Revocable Trust 4838 Jenkins Avenue North Charleston, SC 29405
Mirabito Holdings, Inc.(7)	185,425	-	185,425	8.19%
49 Court Street, PO Box 5306
Binghamton, NY 13901
Mitchell Partners, L.P.(8)	135,488	-	135,488	5.98%
3187-D Airway Avenue
Costa Mesa, CA 92626
Ted W. Gibson(9)	103,212	-	103,212	4.56%
Henry B. Cook, Jr.(10)	23,222	-	23,222	*
Firouzeh Sarhangi(11)	14,912	1,500	16,412	*
George J. Welch(12)	15,539	-	15,539	*
Stanley G. Sleve(13)	8,948	1,500	10,448	*
Joseph P. Mirabito(14)	192,689	-	192,689	8.51%
William Mirabito(15)	190,389	-	190,389	8.41%
John B, Williamson III16)	7,110	-	7,110	*
Russell Miller(17)	766	1,500	2,266	*
Matthew Cook(18)	618	1,500	2,118	*
All directors, director nominees
and executive officers as a group
(11 individuals)(19)	802,725	13,500	816,225	36.04%

* Less than 1 percent
(1)	Unless otherwise indicated, we believe that all persons named in the table have sole investment and voting power over the shares of common stock owned.

(2)	Unless otherwise indicated, the address of each beneficial owner is c/o Corning Natural Gas Holding Corporation, 330 West William Street, Corning, New York 14830.

(3)	Shares of common stock the beneficial owner has the right to acquire through stock options or warrants that are or will become exercisable within 60 days.

(4)

Includes 350,251 shares of common stock held by Gabelli Funds, LLC and 90,569 shares held by Teton Advisors, Inc. Each of Gabelli Funds and Teton Advisors has sole voting and dispositive power over the shares of common stock held by it. Based solely on information in Amendment No. 15 to Schedule 13D filed with the SEC on September 21, 2012.

Page 9.
(5)

Includes (a) 7,660 shares of common stock owned by Mr. German's son which Mr. German disclaims beneficial ownership except to the extent of his pecuniary interest therein, (b) 7,500 options to purchase common stock and (c) 11,511 shares of common stock acquired through the Holding Company's Dividend Reinvestment Program.

(6)	Based solely on information in Amendment No. 1 to Schedule 13D filed with the SEC on September 24, 2012.

(7)

Based solely on information in Amendment No. 1 to Schedule 13G filed with the SEC on September 13, 2010 and the Form 4 filed with the SEC on October 12, 2012 and adjusted for the shares of common stock purchased by the corporation pursuant to the Company's rights offering in September 2012.

(8)	Based solely on information in Amendment 3 to the Schedule 13G filed with the SEC on February 7, 2013.

(9)	Includes 8,025 shares of restricted stock.

(10)	Includes 7,950 shares of restricted stock and 600 shares of common stock acquired through the Holding Company's Dividend Reinvestment Program.

(11)	Includes 600 shares of restricted stock, options to purchase 1,500 shares of common stock and 368 shares of common stock acquired through the Holding Company's Dividend Reinvestment Program.

(12)

Includes 7,875 shares of restricted stock and 637 shares of common stock acquired through the Holding Company's Dividend Reinvestment Program.6,819 shares of common stock are beneficially owned by Vincent J. Welch Trust, of which Mr. Welch is one of three trustees having voting and investment powers.

(13)	Includes 600 shares of restricted stock, options to purchase 1,500 shares of common stock and 467 shares of common stock acquired through the Holding Company's Dividend Reinvestment Program.

(14)

Includes 4,747 shares of restricted stock and 2,229 shares held by Mr. Mirabito's wife. Mr. Mirabito disclaims beneficial ownership of the securities owned by his wife except to the extent of his pecuniary interest therein. Also includes 185,425 shares of common stock owned by Mirabito Holdings, Inc. Mr. Mirabito is the chief executive officer of Mirabito Holdings, Inc. and holds a 20% ownership interest in the corporation.

(15)

Includes 4,747 shares of restricted stock. Also includes 185,425 shares of common stock owned by Mirabito Holdings, Inc. Mr. Mirabito is the vice president of Mirabito Holdings, Inc. and holds a 21% ownership interest in the corporation.

(16)	Includes 4,747 shares of restricted stock and 1,687 shares owned jointly with spouse.

(17)

Includes (a) 600 shares of restricted stock, (b) options to purchase 1,500 shares of common stock, (c) 53 shares owned by Mr. Miller's wife and (d) 28 shares of common stock acquired through the Holding Company's Dividend Reinvestment Program. Mr. Miller disclaims beneficial ownership of the securities owned by his wife except to the extent of his pecuniary interest therein.

(18)	Includes 600 shares of restricted stock, 9 shares of common stock acquired through the Holding Company's Dividend Reinvestment Program and options to purchase 1,500 shares of common stock.

(19)

Includes 185,425 shares of common stock owned by Mirabito Holdings, Inc. Mr. Joseph Mirabito is the chief executive officer of Mirabito Holdings, Inc. and holds a 20% ownership interest in the corporation, and Mr. William is the vice president of Mirabito Holdings, Inc. and holds a 21 % ownership interest in the corporation.

Equity Compensation Plan Information. The Corning Natural Gas Corporation 2007 Stock Plan provides for the issuance of 121,432 shares of our common stock. Beginning in 2008 and continuing for a period of nine years, on the day of each annual meeting of shareholders, the total maximum number of shares available for issuance will automatically increase to the number of shares equal to 15% of the shares outstanding. On the date of the 2012 annual meeting, April 16, 2013, the total maximum number of shares available for issuance increased to 335,757. As of September 30, 2013, there were 13,500 options outstanding and the maximum number of shares available for future grants under the plan, excluding the 13,500 options outstanding, was 300,057. This plan was assumed by Holding Company as of November 12, 2013, and all outstanding grants were deemed to relate to common stock of Holding Company as of that date.

Page 10.
Plan category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans approved	13,500	$12.83	300,057
by security holders

Equity compensation plans not approved	-	-	-
by security holders

Total	13,500	$12.83	300,057

ITEM 13. Certain Relationships and Related Transactions and Director Independence

Certain Relationships and Related Transactions. Corning Appliance holds 50/50 joint ventures with Mirabito Regulated Industries, called Leatherstocking Gas Company, LLC and Leatherstocking Pipeline Company, LLC. Mr. Joseph P. Mirabito and Mr. William Mirabito are officers, directors and are 20% and 21% shareholders, respectively, of Mirabito Holdings, Incorporated, a sister company of Mirabito Regulated Industries. Mirabito Holdings, Incorporated holds approximately 8% of the Holding Company's outstanding common stock. They are also on the board of the Holding Company, the Company, Corning Appliance, Leatherstocking Gas and Leatherstocking Pipeline. The Company and Mirabito Regulated Industries invested $252,500 each into Leatherstocking Gas in fiscal 2013. The Company invested $28,500 and Mirabito Regulated Industries invested $29,500 into Leatherstocking Pipeline in fiscal 2013. The Company paid a total of $1,963 to Mr. Welch for services during the fiscal year ended September 30, 2013. Upon creation of the Holding Company, Corning Appliance transferred its interest in the Leatherstocking companies to the Holding Company.

Director Independence. The board of directors has determined and confirmed that each of Mr. Cook, Mr. Gibson, Mr. Joseph Mirabito, Mr. William Mirabito, Mr. Welch and Mr. Williamson do not have a material relationship with the Company or Holding Company that would interfere with the exercise of independent judgment and are independent as defined by the applicable laws and regulations and the listing standards of the New York Stock Exchange.

ITEM 14. Principal Accountant Fees and Services

The following is a summary of the aggregate fees for the fiscal years ended September 30, 2013 and 2012, by the independent registered public accounting firms, Freed Maxick CPA's, P.C. ("Freed Maxick") and EFP Rotenberg LLP ("EFP Rotenberg"), Certified Public Accountants of Rochester, New York.

	EFP Rotenberg LLP		Freed Maxick CPA's. P.C.
	2013	2012	2013	2012
Audit Fees	$ 22,500	$ 86,900	$ 62,000	$ -
Audit-Related Fees	24,000	-	-	-
Tax Fees	18,000	18,000	-	-
All Other Fees	20,810	10,800	-	-
Total	$ 85,310	$ 115,700	$ 62,000	$ -

Audit Fees. These are fees for professional services rendered by EFP Rotenberg for the audit of our annual consolidated financial statements, the review of financial statements included in our quarterly reports on Form 10-Q, and services that are typically rendered in connection with statutory and regulatory filings or engagements. These are also fees for professional services rendered by Freed Maxick for the audit of our annual consolidated financial statements for 2013.

Audit-Related Fees. These are fees for services rendered by EFP Rotenberg for fees related to consulting, review and meeting with successor auditor for the fiscal years ended September 30, 2013.

Page 11.

Tax Fees. These are fees for professional services rendered by EFP Rotenberg with respect to tax compliance, tax advice and tax planning. These services include the review of tax returns and consulting on tax planning matters.

All Other Fees. These are fees for the audit of our pension plan, opinion for the holding company filing and the review of our internal controls and corporate governance. There were no fees billed by EFP Rotenberg for other services not described above for the fiscal years ended September 30, 2013 and 2012.

The audit committee authorized the payment by us of the fees billed to us by EFP Rotenberg in fiscal 2013 and 2012. The decision to engage EFP Rotenberg was approved by the audit committee. The audit committee has considered whether the provision of non-audit services is compatible with maintaining EFP Rotenberg independence. All audit and non-audit services are required to be pre-approved by the audit committee in accordance with its charter. In fiscal 2013 and 2012, EFP Rotenberg had no direct or indirect financial interest in Corning in the capacity of promoter, underwriter, voting director, officer or employee.

During the summer of 2013, the Company requested proposals from multiple independent registered accounting firms to serve as the Company's auditor. After the review and interview process, the Audit Committee of the Company's Board of Directors approved the replacement of EFP Rotenberg as the Company's audit firm and appointed Freed Maxick as its new independent registered audit firm effective immediately for the fiscal year ending September 30, 2013.

EFP Rotenberg's reports on the Company's consolidated financial statements for the fiscal year ended September 30, 2012, did not contain any adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principle. During the Company's fiscal year ended September 30, 2012, and through August 20, 2013, there were no disagreements between the Company and EFP Rotenberg on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to EFP Rotenberg's satisfaction, would have caused EFP Rotenberg to make reference to the subject matter of the disagreement(s) in its reports on the Company's financial statement for such years. During the Company's fiscal year ended September 30, 2012, and through August 20, 2013, there were no "reportable events" as described under Item 304(a)(1)(v) of Regulation S-K. EFP Rotenberg is still retained for the Company's pension plan audit.
ITEM 15. Exhibits and Financial Statements Schedules

2.1**

Agreement and Plan of Exchange, dated September 12, 2013, between The Company and Holding Company (filed as Exhibit 2.1 to the Holding Company's Registration Statement on Form S-4 (No. 333-190348 (the "Form S-4")

3.1**	The Holding Company's Certificate of Incorporation, (included as Exhibit B to the Proxy Statement/Prospectus forming portion of the Form S-4)
3.2**	Certificate of Exchange, dated November 6, 2013, consented to by the New York Public Service Commission on November 8, 2013, and filed with the New York Department of State on November 12, 2013
3.3**	By-Laws of the Holding Company (included as Exhibit C to the Proxy Statement/Prospectus forming portion of the Form S-4)
4.1**	See Exhibits 3.1 and 3.2 for provisions in the Holding Company's Certificate of Incorporation and By-laws defining the rights of holders of the Holding Company Common Stock
4.2*	Amended and Restated 2007 Stock Plan (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 10-Q dated August 12, 2009)
4.3**	Dividend Reinvestment Plan (filed as Exhibit 4.3 of the Company's Registration Statement on Form S-1 (No. 333-182386), originally filed with the Securities And Exchange Commission on June 28, 2012)
10.1*	Employment Agreement dated November 30, 2006 between Michael German and the Company (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K dated November 30, 2006)
10.2*

Amended and Restated Severance Agreement effective August 18, 2006 between the Company and Kenneth J. Robinson (incorporated by reference to Exhibit 10.18 of the Company's Current Report on Form 8-K dated August 14, 2006)

10.3**

Credit Agreement made by the Company to Manufacturers and Traders Trust Company dated October 16, 2008 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated October 16, 2008)

10.4**

Replacement Term Note of Corning Gas in favor of Manufacturers and Traders Trust Company dated October 16, 2008 (incorporated by reference to Exhibit 10.2 of Corning Gas's Current Report on Form 8-K dated October 16, 2008)

10.5**

Demand Note made by Corning Gas in favor of Manufacturers and Traders Trust Company dated October 27, 2008 (incorporated by reference to Exhibit 10.1 of Corning Gas's Current Report on Form 8-K dated October 27, 2008)

10.6**	Amended Warrant Agreement dated July 1, 2009 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated July 1, 2009)
10.7*

First Amendment to Employment Agreement between Michael I. German and the Company dated December 31, 2008 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 10-Q dated August 12, 2009)

10. 8**	Amended and Restated 2007 Stock Plan (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 10-Q dated August 12, 2009)
10.9**

First Amendment to Note Agreements between The Company and Great West Life & Annuity Insurance Company dated December 1, 2009 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated January 6, 2010)

10.10**

Intercreditor and Collateral Agency Agreement among Manufacturers and Traders Trust Company, as collateral agent and bank lender, and Great West Life & Annuity Insurance Company dated December 1, 2009 (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K dated January 6, 2010)

10.11**

Amendment to Credit Agreement between the Company and Manufacturers and Traders Trust Company dated March 4, 2010 (incorporated by reference to Exhibit 10.1 of The Company's Current Report on Form 8-K dated March 8, 2010)

10.12**

Replacement Term Note of The Company in favor of Manufacturers and Traders Trust Company dated March 4, 2010 (incorporated by reference to Exhibit 10.2 of The Company's Current Report on Form 8-K dated March 8, 2010)

10.14**	Commercial Promissory Note between the Company and Community Bank, N.A. dated March 31, 2010 (incorporated by reference to Exhibit 10.3 of The Company's Current Report on Form 8-K dated May 7, 2010)
10.15**

Commercial Security Agreement between the Company and Community Bank, N.A. dated March 31, 2010 (incorporated by reference to Exhibit 10.4 of The Company's Current Report on Form 8-K dated May 7, 2010)

10.16**

Commercial Security Agreement between The Company and Community Bank, N.A. dated March 31, 2010 (incorporated by reference to Exhibit 10.5 of The Company's Current Report on Form 8-K dated May 7, 2010)

Page 12.

10.17**

Commitment Letter between The Company and Manufacturers and Traders Trust Company dated May 10, 2010 (incorporated by reference to Exhibit 10.16 of The Company's Current Report on Form 10-Q dated May 12, 2010)

10.18**

Negotiated 311 Gas Transportation Agreement between The Company and Talisman Energy USA, Inc. dated May 13, 2010, with confidential portions redacted. Confidential information omitted and filed separately with the SEC (incorporated by reference to Exhibit 10.1 of The Company's Current Report on Form 8-K dated May 21, 2010)

10.19**

Disclosure regarding Promissory Note between The Company and Five Star Bank dated September 27, 2010 (incorporated by reference to Item 7.01 on The Company's Current Report on Form 8-K dated August 27, 2010)

10.20**

Letter of Commitment between The Company and Manufacturers and Traders Trust Company dated June 16, 2010 (incorporated by reference to Exhibit 10.1 of The Company's Current Report on Form 8-K dated October 27, 2010)

10.21**

Multiple Disbursement Term Note between The Company and Manufacturers and Traders Trust Company dated October 27, 2010 (incorporated by reference to Exhibit 10.2 of The Company's Current Report on Form 8-K dated October 27, 2010)

10.22**

General Security Agreement made by the Company and Manufacturers and Traders Trust Company dated October 27, 2010 (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K dated October 27, 2010)

10.23**

Specific Security Agreement made by the Company and Manufacturers and Traders Trust Company dated October 27, 2010 (incorporated by reference to Exhibit 10.4 of The Company's Current Report on Form 8-K dated October 27, 2010)

10.24**

Credit Agreement made by the Company and Manufacturers and Traders Trust Company dated October 27, 2010 (incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K dated October 27, 2010)

10.25**	Letter of Commitment between the Company and Community Bank N.A dated February 16, 2011 (incorporated by reference to Exhibit 10.1 of The Company's Current Report on Form 8-K dated February 28, 2011)
10.26**

Letter of Credit Agreement between the Company and Community Bank N.A dated February 16, 2011 (incorporated by reference to Exhibit 10.2 of The Company's Current Report on Form 8-K dated February 28, 2011)

10.27**	Change in Terms Agreement between the Company and Community Bank N.A. dated March 10, 2011 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated March 10, 2011)
10.28**

Multiple Disbursement Term Note between the Company and Manufacturers and Traders Trust Company dated July 14, 2011 (incorporated by reference to Exhibit 10.1 of The Company's Current Report on Form 8-K dated July 14, 2011)

10.29**

Letter of Credit Agreement between the Company and Manufacturers and Traders Trust Company dated July 14, 2011 (incorporated by reference to Exhibit 10.1 of The Company's Current Report on Form 8-K dated July 14, 2011)

10.30**	Promissory Note between the Company and Five Star Bank dated September 1, 2011 (incorporated by reference The Company's Current Report on Form 10-K, dated December 28, 2012)
10.31**

Base Contract for Sale and Purchase of Natural Gas between the Company and ConocoPhillips dated April 1, 2011. Confidential information omitted and filed separately with the Securities and Exchange Commission (incorporated by reference to the Company's Current Report on Form 10-K/A, Amendment 2, dated January 27, 2012)

10.32**

Purchase Agreement between the Company and Article 6 Marital Trust under the First Amended and Restated Jerry Zucker Revocable Trust dated April 2, 2007, dated January 23, 2012 (incorporated by reference to Exhibit 99.1 on The Company's Current Report on Form 8-K dated January 27, 2012)

Page 13.

10.33**

Registration Rights Agreement between the Company and Article 6 Marital Trust under the First Amended and Restated Jerry Zucker Revocable Trust dated April 2, 2007, dated January 23, 2012 (incorporated by reference to Exhibit 99.2 on The Company's Current Report on Form 8-K dated January 27, 2012)

10.34**

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

10.37**

Operating Agreement of the Leatherstocking Pipeline Company, LLC (incorporated by reference to Exhibit 10.31 of The Company's Registration Statement on Form S-1 (No. 333-182386), originally filed with the Securities and Exchange Commission on June 28, 2012)

10.38**

Operating Agreement of the Leatherstocking Gas Company, LLC (incorporated by reference to Exhibit 10.32 of the Company's Registration Statement on Form S-1 (No. 333-182386), originally filed with the Securities and Exchange Commission on June 28, 2012)

10.39**	Line of Credit Agreement between The Company and Community Bank N.A. dated July 27, 2012 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated July 30, 2012)
10.40**	Term Loan Agreement between The Company and Community Bank N.A. dated July 27, 2012 (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K dated July 30, 2012)
10.41**

Promissory Note in the principal amount of $250,000 payable by The Company to Five Star Bank dated August 13, 2012 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated August 15, 2012)

10.42**

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

10.45**

10.2 Commercial Line of Credit Agreement and Note as of June 21, 2013 by and between Corning Natural Gas Corporation and Community Bank N.A. (incorporated by reference to Exhibit 10.2 of The Company's Current Report on Form 8-K dated June 21, 2013)

10.46**

10.3 Addendum to Commercial Line of Credit Agreement and Note dated June 21, 2013 by and between Corning Natural Gas Corporation and Community Bank N.A. (incorporated by reference to Exhibit 10.3 of The Company's Current Report on Form 8-K dated June 21, 2013)

10.47**

10.4 Agreement to Cancel Security Agreement dated June 21, 2013 by and between Corning Natural Gas Corporation and Community Bank N.A. (incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K dated June 21, 2013)

10.48**

Replacement Multiple Disbursement Term Note, dated as of September 3, 2013, by and between the Company and M&T Bank (incorporated by reference to Exhibit 10.1 of The Company's Current Report on Form 8-K dated September 3, 2013)

10.49**

Replacement Term Note, dated as of September 3, 2013, by and between the Company and M&T Bank (incorporated by reference to Exhibit 10.2 of The Company's Current Report on Form 8-K dated September 3, 2013)

10.50**

Multiple Disbursement Term Note, dated as of September 3, 2013, by and between the Company and M&T Bank (incorporated by reference to Exhibit 10.3 of The Company's Current Report on Form 8-K dated September 3, 2013)

10.51**

Specific Security Agreement, dated as of September 3, 2013, by and between the Company and M&T Bank (incorporated by reference to Exhibit 10.4 of The Company's Current Report on Form 8-K dated September 3, 2013)

16.1**	Letter of EFP Rotenberg, LLP addressed to the Securities and Exchange Commission, dated September 11, 2013 (filed as Exhibit 16.1 to Form S-4)
101**	The following materials from the Corning Natural Gas Corporation Annual Report on Form 10-K for the period ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language):
(i) the Condensed Consolidated Balance Sheets at September 30, 2013 and 2012

Page 14.

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
31.1***	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act - Michael I. German
31.2***	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act - Firouzeh Sarhangi
32.1***	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

*

Indicates management contract or compensatory plan or arrangement that was previously filed with, or incorporated by reference into, Corning Natural Gas Holding Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 2013 as filed with the Securities and Exchange Commission December 27, 2013.

**

Previously filed with, or incorporated by reference into, Corning Natural Gas Holding Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 2013 as filed with the Securities and Exchange Commission December 27, 2013.

***	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corning Natural Gas Holding Corporation (Registrant)

Date January 24, 2014	/s/ Firouzeh Sarhangi
By: Firouzeh Sarhangi, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to Annual Report has been signed below by the following persons on behalf of the registrant and in the capacitated and on the dates indicated.

/s/ Michael I. German	Chief Executive Officer,
Michael I. German	President and Director	January 24, 2014

/s/ Firouzeh Sarhangi	Chief Financial Officer and
Firouzeh Sarhangi	Treasurer	January 24, 2014

/s/ Henry B. Cook, Jr.	Chairman of the Board and
Henry B. Cook, Jr.	Director	January 24, 2014

/s/ Ted W. Gibson
Ted W. Gibson	Director	January 24, 2014

/s/ Joseph P. Mirabito
Joseph P. Mirabito	Director	January 24, 2014

/s/ William Mirabito
William Mirabito	Director	January 24, 2014

/s/ George J. Welch
George J. Welch	Director	January 24, 2014

/s/ John B. Williamson III
John B. Williamson III	Director	January 24, 2014

Page 15.