Form 10-K/A
period 2013-09-30
Corning Natural Gas Holding Corp
filed 2014-01-28
CIK 1582244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

Common Stock, par value $.01 per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes [_]No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.Yes [_]No [X]

Indicate by check mark whether the registrant (1)has filed all reports required to be filed by Section13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes [X] No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.
Large accelerated Filer [_]	Accelerated Filer[_]

Non-Accelerated Filer [_]	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company.Yes [_] No [X]

The aggregate market value of the 1,389,226 shares of the Common Stock held by non-affiliates of the Registrant at the $15.49 average of bid and asked prices as of the last business day of registrant's most recently completed second fiscal quarter, March 31, 2013, was $21,519,111.

Number of shares of Common Stock outstanding as of the close of business on December 1, 2013: 2,264,771

Explanation of Amendment

Corning Natural Gas Holding Corporation is filing this Form 10-K/A as Amendment No. 2 (the "Amendment") to its Annual Report on Form 10-K for the fiscal year ended September 30, 2013 (the "Annual Report") that was filed with the Securities and Exchange Commission (the "SEC") on December 27, 2013, as amended by Amendment No. 1 to the Annual Report filed on Form 10-K/A with the SEC on January 24, 2014 ("Amendment No. 1"). This Amendment is being filed for the purpose of correcting (a) the number of shares of common stock outstanding as of January 24, 2014, and (b) the beneficial ownership table in Item 12 -- Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, each as set forth in Amendment No. 1 to the Annual Report.

Except as described above, no other amendments are being made to the Annual Report.This Amendment does not reflect events occurring after the September 30, 2013 fiscal year end except as expressly set forth in the December 27, 2013 filing of the Annual Report, Amendment No. 1, or herein, or modify or update the disclosure contained in the Annual Report or Amendment No. 1 in any way other than as required to reflect the additions discussed above and reflected below.

EXPLANATORY NOTE

Corning Natural Gas Holding Corporation ("Holding Company") is a successor issuer to Corning Natural Gas Corporation ("Company") as of November 12, 2013 as a result of a share-for-share exchange (the "Share Exchange"), creating a holding company structure. See "Item1. Business - Recent Developments" and elsewhere in the Annual Report on Form 10-K. As of the fiscal year end September30, 2013, Holding Company was a newly-formed New York corporation with no assets, liabilities or operations, and a wholly-owned subsidiary of the Company. Accordingly, no separate financial statements of Holding Company are included. As of November 12, 2013, the Company is a wholly-owned subsidiary of Holding Company.

Page 2.

PART III

ITEM 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Principal Shareholders and Management.As of January 24, 2014, there are 2,270,865 shares of common stock outstanding. The following table sets forth, as of January 24, 2014 information regarding the beneficial ownership of our common stock, by each shareholder known by us to be the beneficial owner of more than 5% of our stock, each director, each executive officer, and all our directors and executive officers as a group. The shares that each beneficial owner has the right to acquire are added to total shares for purposes of calculating percentage of ownership of common stock outstanding. As previously noted, all shares of the Company's common stock were exchanged for shares of the Holding Company's stock on a 1:1 basis effective November 12, 2013.
Names and Address(1)(2)	Common Stock Shares	Right to Acquire(3)	Total	Percentage

The Gabelli Group(4)	440,820	--	440,820	19.41%
One Corporate Center
Rye, NY 10580
Michael I. German(5)	430,745	7,500	438,245	19.30%
Anita G. Zucker, trustee of	214,451	--	214,451	9.44%
the Article 6 Marital Trust(6) under The First Amended and Restated Jerry Zucker Revocable Trust 4838 Jenkins Avenue North Charleston, SC 29405
Mirabito Holdings, Inc.(7)	185,425	--	185,425	8.17%
49 Court Street, PO Box 5306
Binghamton, NY 13901
Mitchell Partners, L.P.(8)	135,488	--	135,488	5.97%
3187-D Airway Avenue
Costa Mesa, CA 92626
Ted W. Gibson(9)	103,212	--	103,212	4.55%
Henry B. Cook, Jr.(10)	23,222	--	23,222	*
Firouzeh Sarhangi(11)	14,912	1,500	16,412	*
GeorgeJ. Welch(12)	15,539	--	15,539	*
Stanley G. Sleve(13)	8,948	1,500	10,448	*
Joseph P. Mirabito(14)	192,689	--	192,689	8.49%
William Mirabito(15)	190,389	--	190,389	8.38%
John B, Williamson III16)	7,110	--	7,110	*
Russell Miller(17)	766	1,500	2,266	*
Matthew Cook(18)	618	1,500	2,118	*
All directors, director nominees
and executive officers as a group
(11 individuals)(19)	802,725	13,500	816,225	35.94%

* Less than 1 percent
(1)	Unless otherwise indicated, we believe that all persons named in the table have sole investment and voting power over the shares of common stock owned.

(2)	Unless otherwise indicated, the address of each beneficial owner is c/o Corning Natural Gas Holding Corporation, 330 West William Street, Corning, New York 14830.

(3)	Shares of common stock the beneficial owner has the right to acquire through stock options or warrants that are or will become exercisable within 60 days.

Page 3.
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

(18)	Includes 600 shares of restricted stock, 9 shares of common stock acquired through the Holding Company's Dividend Reinvestment Program and options to purchase 1,500 shares of common stock.\

(19)

Includes 185,425 shares of common stock owned by Mirabito Holdings, Inc. Mr. Joseph Mirabito is the chief executive officer of Mirabito Holdings, Inc. and holds a 20% ownership interest in the corporation, and Mr. William is the vice president of Mirabito Holdings, Inc. and holds a 21 % ownership interest in the corporation.

Page 4.

Equity Compensation Plan Information.The Corning Natural Gas Corporation 2007 Stock Plan provides for the issuance of 121,432 shares of our common stock.Beginning in 2008 and continuing for a period of nine years, on the day of each annual meeting of shareholders, the total maximum number of shares available for issuance will automatically increase to the number of shares equal to 15% of the shares outstanding. On the date of the 2012 annual meeting, April 16, 2013, the total maximum number of shares available for issuance increased to 335,757. As of September 30, 2013, there were 13,500 options outstanding and the maximum number of shares available for future grants under the plan, excluding the 13,500 options outstanding, was 300,057. This plan was assumed by Holding Company as of November 12, 2013, and all outstanding grants were deemed to relate to common stock of Holding Company as of that date.
Plan category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved	13,500	$12.83	300,057
by security holders

Equity compensation plans not approved	--	--	--
by security holders

Total	13,500	$12.83	300,057
ITEM 15. Exhibits and Financial Statements Schedules

2.1**

Agreement and Plan of Exchange, dated September 12, 2013, between The Company and Holding Company (filed as Exhibit 2.1 to the Holding Company's Registration Statement on Form S-4 (No. 333-190348 (the "Form S-4")

3.1**	The Holding Company's Certificate of Incorporation, (included as Exhibit B to the Proxy Statement/Prospectus forming portion of the Form S-4)
3.2**	Certificate of Exchange, dated November6, 2013, consented to by the New York Public Service Commission on November 8, 2013, and filed with the New York Department of State on November12, 2013
3.3**	By-Laws of the Holding Company (included as Exhibit C to the Proxy Statement/Prospectus forming portion of the Form S-4)
4.1**	See Exhibits 3.1 and 3.2 for provisions in the Holding Company's Certificate of Incorporation and By-laws defining the rights of holders of the Holding Company Common Stock
4.2*	Amended and Restated 2007 Stock Plan (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 10-Q dated August 12, 2009)
4.3**	Dividend Reinvestment Plan (filed as Exhibit 4.3 of the Company's Registration Statement on Form S-1 (No. 333-182386), originally filed with the Securities And Exchange Commission on June 28, 2012)
10.1*	Employment Agreement dated November 30, 2006 between Michael German and the Company (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K dated November 30, 2006)
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

Page 5.
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

Page 6.
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

.
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

*

Indicates management contract or compensatory plan or arrangement that was previously filed with, or incorporated by reference into, Corning Natural Gas Holding Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 2013 as filed with the Securities and Exchange Commission on December 27, 2013.

**

Previously filed with, or incorporated by reference into, Corning Natural Gas Holding Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 2013 as filed with the Securities and Exchange Commission on December 27, 2013.

***	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corning Natural Gas Holding Corporation (Registrant)

Date January 28, 2014	/s/ Firouzeh Sarhangi
By: Firouzeh Sarhangi, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 2 to Annual Report has been signed below by the following persons on behalf of the registrant and in the capacitated and on the dates indicated.

/s/ Michael I. German	Chief Executive Officer,
Michael I. German	President and Director	January 28, 2014

/s/ Firouzeh Sarhangi	Chief Financial Officer and
Firouzeh Sarhangi	Treasurer	January 28, 2014

/s/ Henry B. Cook, Jr.	Chairman of the Board and
Henry B. Cook, Jr.	Director	January 28, 2014

.
/s/ Ted W. Gibson
Ted W. Gibson	Director	January 28, 2014

/s/ Joseph P. Mirabito
Joseph P. Mirabito	Director	January 28, 2014

/s/ William Mirabito
William Mirabito	Director	January 28, 2014

/s/ George J. Welch
George J. Welch	Director	January 28, 2014

/s/ John B. Williamson III
John B. Williamson III	Director	January 28, 2014

Page 9.