Form 10-Q
period 2013-12-31
Corning Natural Gas Holding Corp
filed 2014-02-13
CIK 1582244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]__QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

[_]__TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 000-00643

CORNING NATURAL GAS HOLDING CORPORATION

(Exact name of Registrant as specified in its charter)

New York	46-3235589
(State of incorporation)	(I.R.S. Employer Identification No.)

330 West William Street, Corning, New York 14830

(Address of principal executive offices) (Zip Code)

(607) 936-3755

(Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes [X] No [_]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer", "non-accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [_] Accelerated Filer [_] Non-accelerated Filer [_] Smaller Reporting Company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	2,270,865
Class	Shares outstanding as of February 13, 2014

Page 2.

Corning Natural Gas Holding Corporation ("Holding Company") is a successor issuer to Corning Natural Gas Corporation ("Company") as of November 12, 2013 as a result of a share-for-share exchange, creating a holding company structure. As of November 12, 2013, the Company is a wholly-owned subsidiary of Holding Company.

As used in this Form 10-Q, the terms "Company," "Corning," "we," "us," and "our" mean Corning Natural Gas Corporation, unless the context clearly indicates otherwise. Except as otherwise stated, the information contained in this Form 10-Q is as of December 31, 2013.

Page 3.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

Assets	December 31, 2013	September 30, 2013
	(Unaudited)
Plant:
Utility property, plant and equipment	$63,190,524	$60,261,259
Less: accumulated depreciation	(18,486,805)	(18,013,229)
Total plant utility and non-utility, net	44,703,719	42,248,030

Investments:
Marketable securities available-for-sale at fair value	2,341,574	2,242,540
Investment in joint ventures	858,365	587,678
Total Investments	3,199,939	2,830,218

Current assets:
Cash and cash equivalents	23,793	14,244
Customer accounts receivable, (net of allowance for
uncollectible accounts of $287,775 and $297,846) respectively	3,102,454	1,727,562
Related party receivables	514,356	464,514
Gas stored underground, at average cost	1,352,302	2,254,463
Materials and supplies inventory	941,293	1,205,018
Prepaid expenses	768,488	848,701
Total current assets	6,702,686	6,514,502

Deferred debits and other assets:
Regulatory assets:
Unrecovered gas costs	775,960	387,288
Deferred regulatory costs	2,126,656	2,537,893
Unamortized debt issuance cost (net of accumulated
amortization of $555,580 and $536,117)	353,915	270,261
Other	249,920	230,408

Total assets	$58,112,795	$55,018,600

See accompanying notes to consolidated financial statements.

Page 4.
CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

Liabilities and capitalization:	December 31, 2013	September 30, 2013
	(Unaudited)

Long-term debt, less current installments	13,107,547	13,460,781

Current liabilities:
Current portion of long-term debt	$2,375,315	$1,827,322
Borrowings under lines-of-credit	6,638,778	4,407,305
Accounts payable	2,002,934	2,087,927
Accrued expenses	645,471	507,952
Customer deposits and accrued interest	1,225,587	952,237
Dividends declared	282,859	282,595
Deferred income taxes	550,564	427,245
Total current liabilities	13,721,508	10,492,583

Deferred credits and other liabilities:
Deferred income taxes	333,217	150,859
Deferred compensation	1,580,199	1,545,747
Deferred pension costs & post-retirement benefits	5,653,762	5,610,221
Other	34,429	366,478
Total deferred credits and other liabilities	7,601,607	7,673,305

Commitments and contingencies (Note 6 - Financing Activities)

Common stockholders' equity:
Common stock (common stock $.01 par
value per share. Authorized 3,500,000 shares;
Issued and outstanding 2,264,771 shares at
December 31, 2013 and 2,262,654 at September 30, 2013)	22,648	22,626
Other paid-in capital	23,344,929	23,309,764
Retained earnings	2,359,398	2,098,044
Accumulated other comprehensive loss	(2,044,842)	(2,038,503)
Total common stockholders' equity	23,682,133	23,391,931

Total liabilities and capitalization	$58,112,795	$55,018,600

See accompanying notes to consolidated financial statements.

Page 5.
CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income and Other Comprehensive Income
Unaudited

	Three Months Ended
	December 31, 2013	December 31, 2012

Utility operating revenues	$6,232,007	$5,589,201
Natural gas purchased	2,237,220	2,033,201
Gross margin	3,994,787	3,556,000

Cost and expense
Operating and maintenance expense	1,655,133	1,744,427
Taxes other than income taxes	427,881	426,075
Depreciation	459,837	477,324
Other deductions, net	285,923	243,736
Total costs and expenses	2,828,774	2,891,562

Utility operating income	1,166,013	664,438

Other income and (expense)
Interest expense	(231,630)	(243,843)
Non-utility expense	(10,414)	(6,506)
Other income	350	27,842
Investment income	7,557	29,726
Non-utility income (loss) from joint ventures	(29,313)	21,597
Rental income	12,138	12,138

Net income from operations, before income tax	914,701	505,392

Income tax benefit, current	-	275,935
Income tax (expense), deferred	(370,456)	(414,528)
Total tax (expense)	(370,456)	(138,593)

Net income	544,245	366,799

Other comprehensive (loss)
Pension adjustment, net of tax	(65,796)	(94,129)
Net unrealized gain (loss) in securities available for sale	59,457	(16,237)
Total other comprehensive (loss)	(6,339)	(110,366)

Total comprehensive income	$537,906	$256,433

Weighted average earnings per share-
Basic:	$0.24	$0.16
Diluted:	$0.24	$0.16

Average shares outstanding - basic	2,264,771	2,230,135
Average shares outstanding - diluted	2,268,513	2,240,024

See accompanying notes to consolidated financial statements.

Page 6.
CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Unaudited
	Three Months ended December 31,
	2013	2012
Cash flows from operating activities:
Net income	$544,245	$366,799
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	459,837	477,324
Amortization of debt issuance cost	62,388	11,727
Regulatory asset amortization	264,808	354,996
Stock issued for services and stock option expense	-	150,872
Pension adjustment	(65,796)	(94,129)
(Gain) on sale of marketable securities	(27,500)	(5,356)
Deferred income taxes	305,677	28,718
Bad debt expense	53,550	73,559
Undistributed (earnings) loss on joint ventures	29,313	(21,597)

Changes in assets and liabilities:
(Increase) decrease in:
Related party and accounts receivable	(1,478,284)	(1,415,997)
Gas stored underground	902,161	778,150
Materials and supplies inventories	263,725	10,108
Prepaid expenses	80,213	90,802
Unrecovered gas costs	(388,672)	(153,300)
Deferred regulatory costs	341,451	(641,027)
Other	(19,809)	(23,323)
Increase (decrease) in:
Accounts payable	(84,993)	266,563
Accrued expenses	137,519	136,544
Customer deposits and accrued interest	273,350	255,785
Deferred compensation	34,452	11,114
Deferred pension costs & post-retirement benefits	(151,481)	(67,434)
Other liabilities and deferred credits	(331,785)	(244,310)
Net cash provided by operating activities	1,204,369	346,588

Cash flows from investing activities:
Purchase of securities available-for-sale	(52,084)	(452,462)
Sale of securities available-for-sale	40,007	435,575
Investment in joint ventures	(300,000)	(30,000)
Capital expenditures	(2,915,526)	(2,082,327)
Net cash (used in) provided by investing activities	(3,227,603)	(2,129,214)

Cash flows from financing activities:
Proceeds under lines-of-credit	2,231,473	2,254,601
Debt issuance cost expense	(146,042)	-
Dividends paid	(247,407)	(242,890)
Proceeds under long-term debt	2,522,859	77,435
Repayment of long-term debt	(2,328,100)	(276,385)
Net cash provided by financing activities	2,032,783	1,812,761
Net increase in cash	9,549	30,135

Cash and cash equivalents at beginning of period	14,244	70,083

Cash and cash equivalents at end of period	$23,793	$100,218

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$230,223	$241,042
Income taxes	$48,000	$24,333
Non-cash financing activities:
Dividends paid with shares	$35,187	$24,670

See accompanying notes to consolidated financial statements

Page 7.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 - Basis of Presentation

Corning Natural Gas Holding Corporation ("Holding Company") was incorporated in New York in July 2013 to serve as a holding company for Corning Natural Gas Corporation (the "Company" or "Corning Gas") and its subsidiary Corning Natural Gas Appliance Corporation. On November12, 2013, the effective date, the creation of a holding company structure was effected and each outstanding share of Corning Gas was converted into one share of Holding Company and Corning Gas became a wholly-owned subsidiary of Holding Company. As a result of the exchange, Corning Gas ceased to be required to file reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act") and Holding Company became subject to the reporting requirements under the Exchange Act. For periods commencing after November12, 2013, the financial statements of Corning Gas and the other subsidiaries will be consolidated with the financial statements of Holding Company. After the Effective Date, Corning Gas distributed to Holding Company the shares of The Corning Natural Gas Appliance Corporation, ("Appliance Company") so that the Appliance Company is now a wholly owned subsidiary of Holding Company. The 50% ownership interests in our joint ventures Leatherstocking Gas Company, LLC and Leatherstocking Pipeline Company, LLC were also distributed to Holding Company.

In addition, pursuant to the Exchange Agreement, upon completion of the Share Exchange, options to purchase Corning Gas' common stock were converted into options of the Holding Company to purchase the number of shares of the Holding Company's common stock, on the same terms. Rights under the Corning Gas Dividend Reinvestment Plan were similarly converted.

The information furnished herewith reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes the disclosures which are made are adequate to make the information presented not misleading.

The consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Holding Company's latest annual report on Form 10-K for the fiscal year ended September 30, 2013. These interim consolidated financial statements have not been audited by a firm of certified public accountants.

Page 8.

Our significant accounting policies are described in the notes to the Consolidated Financial Statements in the Holding Company's Form 10-K for the year ended September 30, 2013, filed on December 27, 2013. It is important to understand that the application of generally accepted accounting principles in the United States of America involve certain assumptions, judgments and estimates that affect reported amounts of assets, liabilities, revenues and expenses. Thus, the application of these principles can result in varying results from company to company.

Because our business is highly seasonal in nature, sales for each quarter of the year vary and are not comparable. Sales vary depending on seasonal variations in temperature, although the Company's weather normalization and revenue decoupling clauses in our latest NYPSC rate order serve to stabilize net revenue from the effects of unusual temperature variations and conservation.

It is the Holding Company's policy to reclassify amounts in the prior year financial statements to conform to the current year presentation.

Deferred income tax assets and liabilities are netted between short term and long term for presentation on the balance sheet.

Note 2 - Share Exchange

Pursuant to the Agreement and Plan of Share Exchange, dated September 12, 2013, between the Holding Company and Corning Gas (the "Exchange Agreement"), and the Certificate of Exchange, on the Effective Date, each issued and outstanding share of Corning Gas' common stock, par value $5.00 per share, was converted into one share of the Holding Company's common stock, par value $0.01 per share. The effect of this share exchange has been reflected retroactively in all periods presented. This resulted in a reclassification between Common Stock and Additional Paid in Capital of $11,301,207 as of December 31, 2013 and $11,290,644 as of September 30, 2013.

Note 3 - Major Customers

The Company has three major customers to which the Company delivers gas: Corning Incorporated, New York State Electric & Gas (NYSEG) and Bath Electric Gas & Water Systems (BEGWS). The loss of any of these customers could have a significant impact on the Company's financial results. Total revenue and deliveries to these customers were as follows:
	Deliveries		Revenue
	Mcf	% of Total	Amount	% of Total
Corning Incorporated
Quarter ended December 31, 2013	557,797	23	$271,992	5
Quarter ended December 31, 2012	448,478	20	$230,351	4
NYSEG
Quarter ended December 31, 2013	970,963	40	$89,728	1
Quarter ended December 31, 2012	855,286	39	$87,969	2
BEGWS
Quarter ended December 31, 2013	181,095	7	$648,891	11
Quarter ended December 31, 2012	167,023	8	$585,821	11

Page 9.

Although Talisman Energy USA Incorporated is a significant customer, the Company does not deliver gas to it. The Company receives gas from several of its gathering systems and wells, and transports its gas through our system. Therefore, it is excluded from this table. Revenues are recognized as local production revenues in utility operating revenues.

Note 4 - Other Comprehensive Income (Loss)

Other comprehensive income (loss) (or "OCI") is comprised of unrealized gains or losses on securities available for sale as required by FASB ASC 320 and pension liability adjustments as required by FASB ASC 715.

Note 5 - Pension and Other Post-retirement Benefit Plans

Components of Net Periodic Benefit Cost:
	Three Months Ended Dec 31,
	Pension Benefits		Other Benefits
	2013	2012	2013	2012

Service cost	$77,819	$98,979	$4,024	$4,321
Interest cost	201,622	178,766	13,171	11,556
Expected return on plan assets	(231,590)	(221,641)	-	-
Amortization of prior service cost	2,687	3,557	887	887
Amortization of net (gain) loss	108,832	155,983	(5,994)	(3,886)
Net periodic benefit cost	$159,370	$215,644	$12,088	$12,878

Contributions

The Company expects to contribute $1.0 million to its Pension Plan and $65,000 to its other Post Retirement Benefit Plan in fiscal year 2014. A total of $265,130 has been paid to the Pension Plan for the first three months of this fiscal year.

Note 6 - Financing Activities

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

  A Replacement Multiple Disbursement Term Note, dated September 3, 2013, in the original principal amount of $4.8 million. As collateral, the Company granted M&T Bank security interest in all fixed assets and equipment, contract rights, easements, right of ways, etc. of the Company. Until October 31, 2013, the note was payable as interest only at an interest rate equal to 3.25% above one-month LIBOR, adjusted daily. On October 31, 2013, the note converted to a permanent loan payable over five years in monthly installments of principal and interest calculated on a five-year amortization schedule. The interest rate on this note during the permanent loan period was a variable interest rate equal to 2.75% plus the sum of (a) the yield on United States Treasury Obligations adjusted to a constant maturity of five years and (b) the "ask" side of the five year swap spread as published by Bloomberg, L.P. or another service commonly used by M&T, each as in effect on October 29, 2013. The total amount borrowed under this agreement was $4,599,690, of which $1,953,000 was borrowed during the three months ended December 31, 2013. The interest rate on this loan was 4.20% as of December 31, 2013.

Page 10.

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

Also on September 3, 2013, the Company entered into a Multiple Disbursement Term Note with M&T Bank, dated as of September 3, 2013, in the original principal amount of $4.0 million, the proceeds of which will be used to fund construction projects related to furnishing natural gas within the Company's service area. As collateral, the Company granted M&T Bank security interest in all fixed assets and equipment, contract rights, easements, right of ways, etc. of the Company. Until November 30, 2013, the note was payable as interest only at an interest rate equal to the rate in effect each day as announced by M&T Bank as its prime rate of interest. On November 30, 2013, the note converted to a permanent loan payable over five years in equal monthly installments of principal and interest and calculated on a ten-year amortization schedule. The interest rate on this note during the permanent loan period is a variable interest rate equal to 2.75% plus the sum of (a) the yield on United States Treasury Obligations adjusted to a constant maturity of five years and (b) the "ask" side of the five year swap spread as published by Bloomberg, L.P. or another service commonly used by M&T, each as in effect on November 28, 2013. The loan will mature on December 3, 2018. The Company had drawn $2.3 million as of December 31, 2013, of which $569,859 was drawn during the three months ended December 31, 2013, from this note with an interest rate of 4.18%.

On October 4, 2013, the Company repaid in full the $1,966,469 in outstanding principal, accrued interest and premium owed under its 7.9% Unsecured Senior Notes, dated as of September 1, 1997 (the "Senior Notes"), as amended, which had an original aggregate principal amount of $4.7 million and were held by Great West Life & Annuity Insurance Company ("Great West"). As a result of the repayment, all of the Company's obligations with respect to the Senior Notes have been completed and the Senior Notes and the Intercreditor and Collateral Agency Agreement among Manufacturers and Traders Trust Company, as collateral agent and bank lender, and Great West, dated December 1, 2009, terminated in accordance with their respective terms. The Company funded the repayment of the Senior Notes with proceeds from the $4.8 million of new financing from M&T Bank (see above for more information).

Note 7 - Fair Value of Financial Instruments

The Holding Company has determined the fair value of debt and other financial instruments using a valuation hierarchy. The hierarchy, which prioritizes the inputs used in measuring fair value, consists of three levels. Level 1 uses observable inputs such as quoted prices in active markets; Level 2 uses inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, which is defined as unobservable inputs in which little or no market data exists, requires the Holding Company to develop its own assumptions. The carrying amount of debt on the Consolidated Balance Sheets approximates fair value as a result of instruments bearing interest rates that approximate current market rates for similar instruments, and the carrying amounts for cash, accounts receivable and accounts payable approximate fair value due to their short-term nature. Investment assets, which fund the Company's deferred compensation plan, are valued based on Level 1 inputs.

Page 11.

The Holding Company has determined the fair value of certain assets through application of FASB ASC 820 "Fair Value Measurements and Disclosures".

Fair value of assets and liabilities measured on a recurring basis at December 31, 2013 and September 30, 2013 are as follows:
Fair Value Measurements at Reporting Date Using:

	Fair Value	Quoted Prices In Active Markets for Identical Assets/Liabilities (Level 1)	Level 2	Level 3
December 31, 2013
Available-for-sale securities	$2,341,574	$2,341,574	0	0

September 30, 2013
Available-for-sale securities	$2,242,540	$2,242,540	0	0

Gains and losses included in earnings for the periods reported in investment income as follows:
Investment Income
	Three Months Ended December 31,
	2013	2012

Total gains or (losses) included in earnings	$7,557	$29,726

Financial assets and liabilities valued using level 1 inputs are based on unadjusted quoted market prices within active markets.

Note 8 - Dividends

Dividends are accrued when declared by the board of directors. At its regular meeting on February 12, 2013, the board of directors approved an increase in the quarterly dividend to $.125 a share. This dividend was paid on January 15, 2014 to shareholders of record on December 31, 2014.

As of November 12, 2013, the Holding Company registered 29,004 shares of common stock with a par value of $.01 per share for a dividend reinvestment program. During the quarter ended December 31, 2013, 2,117 shares have been issued under this program.

At a special meeting on December 2, 2013, the board of directors of the Company approved the payment and transfer of a dividend of $1.5 million to the Holding Company for the quarter ended December 31, 2013, payable on the same day.

Page 12.

Note 9 - Leatherstocking Companies

After implementation of the holding company structure, the interests of the Corning Natural Gas Appliance Corporation ("Appliance Corp"), in Leatherstocking Gas Company, LLC, ("Leatherstocking Gas"), a joint venture with Mirabito Regulated Industries was transferred to the Holding Company. This joint venture is currently moving forward on expansions to several areas in the northeast. The Holding Company and Mirabito Regulated Industries each own 50% of the joint venture and each appoints three managers to operate Leatherstocking Gas. The seventh manager is a neutral manager agreed to by the Holding Company and Mirabito Regulated Industries who is not an officer, director, or employee of either company, currently Carl T. Hayden. The current managers are Joseph P. Mirabito, John J. Mirabito and William Mirabito from Mirabito Regulated Industries; Matthew J. Cook, Michael I. German and Russell S. Miller from the Company; and Carl T. Hayden as the neutral manager. Michael I. German is the Chief Executive Officer and President of the Holding Company and is also a stockholder and current board member of the Holding Company. Joseph P. Mirabito and William Mirabito are stockholders and current board members of the Holding Company. Mirabito Holdings, Inc. an affiliate of the co-venturer, holds more than 5% of the outstanding shares of the Company. Leatherstocking has received franchises from the Village and Town of Sidney, Village and Town of Bainbridge, Village and Town of Windsor and Village and Town of Unadilla and the Village and Town of Delhi in New York. In addition, Leatherstocking Gas has acquired fifteen franchises in Susquehanna and Bradford Counties, Pennsylvania. Leatherstocking Gas has met with potential customers and public officials, as well as attended public hearings, and believes there is significant interest in acquiring gas service. On July 25, 2013, Leatherstocking Gas signed a loan agreement with Five Star Bank for $1.5 million to finance the construction in Bridgewater, Pennsylvania. This Line of Credit agreement was finalized when it was filed with the Pennsylvania Department of Transportation on July 30, 2013. Construction in the Township of Bridgewater began in July 2013 and Leatherstocking Gas began serving customers in October 2013.

The interest in Leatherstocking Pipeline Company, LLC ("Leatherstocking Pipeline") which was formed with the same structure and managers as Leatherstocking Gas, were also transferred to the Holding Company. Leatherstocking Pipeline is an unregulated company whose purpose is to serve one customer in Lawton, Pennsylvania. In the spring and summer of 2012, Leatherstocking Pipeline built and placed in service facilities to service that customer.

The investment and equity in both companies (collectively, "Joint Ventures") has been recognized in the consolidated statements. The Holding Company has accounted for its equity investment using the equity method of accounting based on the guidelines established in FASB ASC 323. In applying the guidance of FASB ASC 323, the Holding Company recognized the investment in the joint ventures as an asset at cost. The investment will fluctuate in future periods based on the Holding Company's allocable share of earnings or losses from the joint ventures which is recognized through earnings.

The following table represents the Holding Company's investment activity in the Joint Ventures at December 31, 2013 and by Appliance at December 31, 2012:
	2013	2012

Beginning balance in investment in joint ventures	$ 587,678	$ 349,193
Investment in joint ventures during quarter	300,000	30,000
Income (loss) in joint ventures during quarter	(29,313)	21,597
Ending balance in joint ventures	$ 858,365	$ 400,790

At December 31, 2013, the Joint Ventures had combined assets of $4.5 million, combined liabilities of $2.8 million and combined revenues of $51,929.

Page 13.

Note 10 - Effective Tax Rate
Income tax expense for the quarters ended December 31 is as follows:

	2013	2012
Current	$0	($275,935)
Deferred	370,456	414,528
Total	$370,456	$138,593

Actual income tax expense differs from the expected tax expense (computed by applying the
Federal corporate tax rate of 34% and state tax rate of 7.1% to income before income tax
Expense) as follows:

	2013	2012
Expected federal tax expense	$310,998	$171,833
State tax expense (net of federal)	42,863	23,683
Other, net	16,595	(56,923)
Actual tax expense	$370,456	$138,593

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Corning Natural Gas Holding Corporation ("Holding Company") was incorporated in New York in July 2013 to serve as a holding company for Corning Natural Gas Corporation (the "Company" or "Corning Gas") and its subsidiary Corning Natural Gas Appliance Corporation. On November12, 2013, the effective date, the creation of a holding company structure was effected and each outstanding share of Corning Gas was converted into one share of Holding Company and Corning Gas became a wholly-owned subsidiary of Holding Company. As a result of the exchange, Corning Gas ceased to be required to file reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act") and Holding Company became subject to the reporting requirements under the Exchange Act. For periods commencing after November12, 2013, the financial statements of Corning Gas and the other subsidiaries will be consolidated with the financial statements of Holding Company. After the Effective Date, Corning Gas distributed to Holding Company the shares of The Corning Natural Gas Appliance Corporation, ("Appliance Company") so that the Appliance Company is now a wholly owned subsidiary of Holding Company. The 50% ownership interests in our joint ventures Leatherstocking Gas Company, LLC and Leatherstocking Pipeline Company, LLC were also distributed to Holding Company.

In addition, pursuant to the Exchange Agreement, upon completion of the Share Exchange, options to purchase Corning Gas' common stock were converted into options of the Holding Company to purchase the number of shares of the Holding Company's common stock, on the same terms. Rights under the Corning Gas Dividend Reinvestment Plan were similarly converted.

The Company's primary business is natural gas distribution. We serve approximately 15,000 customers through 425 miles of pipeline in the Corning, Hammondsport and Virgil, New York areas. The market for natural gas in our traditional service territory is relatively saturated with limited growth potential. However, growth opportunities do exist in extending our mains to areas adjacent or reasonably close to areas we currently serve. In addition, the Company continues to see expansion opportunities in the commercial and industrial markets. Our largest customer, Corning Incorporated, has added additional research capacity in our service area that is increasing our revenue and margins. Several new institutional and commercial facilities have been announced in our service territory. For example, the following projects are moving forward: a new hospital, two local motels, a new dormitory for the local community college and a large expansion to a local museum. A new math/science high school opened in the fall. We completed a project to provide service to a large asphalt plant in May 2012.

Page 14.

We believe that one of our most promising growth opportunities for both revenues and margins is increasing connection with local gas production sources. We completed a new pipeline (Line 13) to Marcellus Shale gas in Pennsylvania in 2009 In 2010 we upgraded portions of Lines 4, 7 and 13 to increase our capacity to transport local production gas via Line 13. We have completed a compressor station that is working in conjunction with our pipeline upgrades to transport gas on our system and into the interstate pipeline system. These projects have significantly increased throughput and margins.

In addition, the Holding Company has interests in two joint ventures, Leatherstocking Gas Company, LLC and Leatherstocking Gas Pipeline Company, LLC, to pipe gas to areas of the northeast currently without gas service. The Company has contracts with Corning Incorporated and Woodhull Municipal Gas Company, a small local utility, to provide maintenance service on their gas lines.

We continue to focus on improving the efficiency of our operations and making capital investments to improve our infrastructure. Our infrastructure improvement program has concentrated on the replacement of older distribution mains and customer service lines. In fiscal 2013 we exceeded our goals and replaced 8 miles of pipe and 378 services. We have begun work on the systematic replacement of 7 1/2 miles of bare steel pipe and 350 bare steel services for 2014. We have constructed approximately 5 miles of new pipe to interconnect Line 15 with Inergy Storage in the Town of Bath. Line 15 is the high pressure distribution main that provides gas supply to the Villages of Bath and Hammondsport and the Towns of Urbana and Bath, New York. Additionally the Company has accomplished its goal by ending the calendar year with 10 or fewer repairable leaks.

We believe our key performance indicators are net income, stockholders' equity and the safety of our system. For the three months ended December 31, 2013, net income increased by $177,446 compared to the same period in 2012 mainly due to the rate increase and new reconciliations provided by the new rate order. As a regulated utility company, stockholders' equity is an important performance indicator. The NYPSC allows us to earn a just and reasonable return on stockholders' equity as determined under applicable regulations. Stockholders' equity is, therefore, a precursor of future earnings potential. For the 2014 fiscal year to date, stockholders' equity increased from $23,391,931 to $23,682,133. We plan to continue our focus on building stockholders' equity. Safety and efficiency indicators include leak repair, main and service replacements and customer service metrics. In fiscal year 2014 to date, we have spent $2.9 million on reliability projects and safety-related infrastructure improvements. For the first three months of fiscal 2014 we repaired 125 leaks, replaced 208 bare steel services and replaced 26,086 feet of bare steel main.
	2013	2012

Net Income	$544,245	$366,799

Shareholders' equity	$23,682,133	$21,139,976

Shareholders' equity per weighted average share	$10.46	$9.48

Page 15.

Reenue and Margin

The demand for natural gas is directly affected by weather conditions. Significantly warmer than normal weather conditions in our service areas could reduce our earnings and cash flows as a result of lower gas sales. We mitigate the risk of warmer winter weather through the weather normalization and revenue decoupling clauses in our tariffs. These clauses allow the Company to surcharge customers for under recovery of revenue.

Utility operating revenues increased $642,806 in the three months ended December 31, 2013 compared to the same period last year due to the rate increase that became effective in May 2012 and more favorable regulatory amortizations. Other revenue increased for this fiscal year to date compared to last year mainly because of the new reconciliation of contract customer target amounts. We reconcile several accounts on an annual basis, two of the biggest being the RDM and Lost and Unaccounted For ("LAUF") incentive reconciliations.
The following table summarizes our utility operating revenue:

	Three months ended December 31,
	2013	2012
Retail revenue:
Residential	$3,342,493	$2,907,021
Commercial	541,623	456,081
Industrial	24,741	23,873
Transportation	1,107,064	1,059,799
Total retail revenue	5,015,921	4,446,774
Wholesale	698,923	636,874
Local production	271,874	284,842
Other	245,289	220,711
Total utility operating revenue	$6,232,007	$5,589,201

The following tables further summarize other income on the operating revenue table:
	Three months ended December 31,
	2013	2012
Other gas revenues:
Customer discounts forfeited	$17,765	$11,456
Reconnect fees	2,120	1,080
Gas revenues subject to refund (see below)	222,801	205,126
Surcharges	2,603	3,049
Total other gas revenues	$245,289	$220,711

	Three months ended December 31,
	2013	2012
Gas revenues subject to refund:
DRA carrying costs	1,992	3,394
Contract customer reconciliation	159,847	185,336
Monthly RDM amortizations	(1,947)	1,327
Annual RDM reconciliation	62,909	-
LAUF incentive benefit	-	15,069
	$222,801	$205,126

Page 16.

Gas purchases are our largest expense. Purchased gas expense increased $204,019 for the three months ended December 31, 2013 compared to the same periods last year due primarily to higher volumes purchased for the period.

Margin (the excess of utility operating revenues over the cost of natural gas purchased) percentage increased .48% for the three months ended December 31, 2013 compared to the same periods last year primarily because of the rate increase and higher volumes purchased.

	Three Months Ended December 31,
	2013	2012

Utility operating revenues	$6,232,007	$5,589,201

Natural gas purchased	2,237,220	2,033,201

Margin	$3,994,787	$3,556,000

Margin %	64.10%	63.62%

Operating and Interest Expenses

Operating and maintenance expense decreased $89,294 in the first quarter of fiscal 2014 compared to the same quarter of fiscal 2013 mainly because of more payroll costs being allocated to capital projects. Depreciation expense decreased by $17,487 in this quarter compared to the same period in 2012 mainly due to decreased depreciation with the Company's compressor station and related assets offset by a monthly amortization adjustment to offset prior period over-depreciation as determined by the depreciation study ordered by the NYPSC. Interest expense showed a decrease of $12,213 for the quarter from fiscal 2014 to 2013 due to loan consolidations at better interest rates.

Net Income

Net income increased $177,446 for the quarter ended December 31, 2013 compared to the same period in 2012 due primarily to the rate increase, new rate case reconciliations and firm volumes that were 43,126 MCF's higher than the prior period.

Liquidity and Capital Resources

Capital expenditures are the principal use of internally generated cash flow. As part of our 2012 rate order set by the NYPSC, we have estimated capital expenditures to upgrade our distribution system of approximately $5.0 million in calendar 2014 and approximately $4.0 million in each calendar year from 2015 to 2017.We expect to finance these planned capital expenditures with a combination of cash provided by operations and issuance of additional long term debt and equity. In fiscal year 2014 to date, we have spent approximately $2.9 million on projects and safety-related infrastructure improvements. This, in conjunction with our growth projects, creates liquidity pressure on the Company. We anticipate that our aggressive capital construction program will continue to require the Company to raise new debt and/or equity.

Internally generated cash from operating activities consists of net income, adjusted for non-cash expenses, and changes in operating assets and liabilities. Non-cash items include depreciation and amortization; gain on investment and deferred income taxes. Over or under-recovered gas costs significantly impact cash flow. In addition, there are significant year-to-year changes in regulatory assets that impact cash flow. The Company's cash flow is seasonal. Out flows are the highest in the summer and fall months when we refill gas storage and conduct our construction programs. Our cash receipts are highest during the heating season.

Page 17.

Cash flows from financing activities consist of repayment of long-term debt, new long-term borrowing, borrowings and repayments under our lines-of-credit and equity issuances. For our consolidated operations, we have a $8.0 million revolving line of credit with an interest rate calculated as the 30-day LIBOR plus 2.8%. The amount outstanding under this line on December 31, 2013 was approximately $6.6 million with an interest rate of 3.25%. Our lender has a purchase money security interest in all our natural gas purchases utilizing funds advanced by the bank under the credit agreement and all proceeds of sale and accounts receivable from the sale of that gas. We rely heavily on our credit lines to finance the purchase of gas that we place in storage.

We have approximately $15.5 million in long term debt outstanding including current year installments as of December 31, 2013. We repaid $2.3 million in the first three months of fiscal 2014 consistent with the requirements of our debt instruments and refinancing activities.

The Company is in compliance with all of our loan covenants as of December 31, 2013.

During this quarter, we mainly withdrew gas from storage and as of December 31, 2013, had a balance of $1.4 million worth of gas in storage. During the next quarter, we will also be withdrawing gas from storage. We believe we will have sufficient gas to supply our customers for the winter season.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Regulatory Matters

The Company's business is regulated by the NYPSC among other agencies.

On November 17, 2010, Bath Electric Gas & Water Systems (BEGWS), a natural gas customer of the Company, filed a petition with the NYPSC, in Case 10-G-0598 that claimed BEGWS was overbilled for gas by the Company. BEGWS asserted that the Company's meters registered 2.94% more gas than was actually delivered to BEGWS from 2004 through 2010. Based on its calculations, BEGWS has requested that the NYPSC order the Company to refund approximately $1.2 million for overcharges and interest. The Company conducted a comprehensive review of the BEGWS claim. The Company installed new meters for BEGWS in 2009 and believes that those meters and the resulting bills have been accurate. On January 26, 2011, the Company responded that its preliminary review of its billing data and gas cost reconciliation to the NYPSC shows that the Company has already credited BEGWS the amount in the claim. In testimony filed by its consultants on July 8, 2011, BEGWS acknowledged receipt of the amount in the claim but raised new claims not in the original petition. BEGWS now asserts that the Company owes it a refund of $345,747. The Company contested the testimony filed on July 8, 2011. The Company and BEGWS met with the NYPSC Staff on July 11, 2011, to discuss findings to date on the petition. The meter investigation associated with the petition is ongoing. BEGWS and the Company met in Albany, New York, for a technical conference on May 15, 2013. The purpose of the meeting was to determine if any of the contested issues in this proceeding could be settled. The parties did not resolve any of the contested issues at the meeting, but agreed to continue settlement discussions. To date, these discussions and exchanges of proposals have not resulted in a resolution.

Page 18.

On May 24, 2011, the Company filed Case 11-G-0280, a base rate case that requested an increase in revenues of $1,429,281 (or 6.63% on an overall bill rate basis) in the 12 months ending April 30, 2013, (the Rate Year) and by the same dollar amount in the two succeeding 12-month periods (ending April 30, 2014, and April 30, 2015). On January 13, 2012 the Company, the Staff of the NYPSC and other intervenor parties filed a Joint Proposal (the "Proposal") with the NYPSC to resolve all issues in the rate case. The Proposal provided for revenue increases to Corning's rates in the first year (May 1, 2012 to April 30, 2013) of $944,310; in year two (May 1, 2013 to April 30, 2014) of $899,674; and in year three (May 1, 2014 to April 30, 2015) of $323,591. The Proposal also provided the Company the opportunity to earn $545,284 from local production before sharing, a 118% increase from the $250,000 allowed previously. The Proposal also provided for property tax reconciliation, treatment of future local production investment, cost allocations to the Company's new Leatherstocking operations, consolidation of the three divisional rate tariffs into a single rate tariff and recovery of forecasted capital and operation and maintenance costs for the period May 1, 2012 to April 30, 2015. The rates are based on a 9.5% return on equity. The cumulative potential revenue increases over the three years total $4,955,869. On April 20, 2012 the NYPSC issued a final order in the case accepting the Proposal, with rates effective May 1, 2012. In the order the NYPSC directed the Company and the other parties to the case, including Staff, to collaborate on a code of conduct for the Company and its affiliates. This code of conduct was used until a more comprehensive code of conduct was established in conjunction with the establishment of a holding company structure for the Company and its affiliates, as requested in Case 12-G-0141 discussed below. On October 18, 2012, the NYPSC issued an order adopting affiliate standards that included certain restrictions, among them a prohibition on the sharing of distribution company employees other than specified officers with Company affiliates. Pursuant to that order, these standards remained in place until they were modified when the NYPSC issued an order on the Company's request to establish a holding company structure (Case 12-G-0141). The second year rate increase of $899,674 provided for in Case 11-G-0280 became effective on May 1, 2013. On August 28, 2013, the Company filed the excess earning, net plant, property tax and large customer reconciliations required by the Joint Proposal for the first rate year (the twelve months ended April 30, 2013). The earned equity return for ratemaking purposes in the first rate year is 9.71%, below the sharing threshold of 10.25%. The net plant over collection for the first rate year is $108,017. The amount due customers will be determined at the end of the third rate year (twelve months ended April 30, 2015). The property tax under-collection for the period amounted to $284,504. The Company estimates that the under-collection at the end of the third rate year would be a minimum of $853,512. In order to minimize the effect on customers at the conclusion of the three year agreement, on October 4, 2013, the Company requested that it be permitted recovery of the annual property tax under collection via the Delivery Rate Adjustment ("DRA") commencing January 1, 2014. The large customer reconciliation shows an under-collection of $471,072. This amount is sufficiently large that the Company requested that 1/3 of the under- collection be recovered via the DRA starting January 1, 2014 to avoid "rate shock" at the conclusion of the current three-year rate agreement. On December 19, 2013, the NYPSC, in Case 13-G-0465, authorized the Company to recover, through the DRA, $441,528 to offset both the property tax deferral (by $284,504) and the large customer deferral (by $157,024) beginning January 1, 2014 for calendar year 2014.

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

Page 19.

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

On March 26, 2012, the Company filed a petition with the NYPSC in Case 12-G-0141 requesting authority to reorganize into a holding company structure. The petition included a request to use up to $1 million to fund initial construction of Leatherstocking Gas Company, LLC facilities to permit exercise of recently granted franchises for its distribution system in Pennsylvania. This proceeding was consolidated with Case 11-G-0417 pertaining to the acquisition of stock by MHI, as discussed above.A settlement between Staff and the Company was reached and filed on March 15, 2013 as a Joint Proposal. In an order issued May 17, 2013, the NYPSC adopted the Joint Proposal and authorized the formation of a holding company; placed certain restrictions on the members of the Company's Board of Directors and officers designed to avoid conflicts of interest; eased some of the restrictions on employee sharing between regulated and unregulated operations; implemented a series of measures designed to limit exposure of customers of the regulated utility to risk from unregulated business units; provided for sharing of revenues from unregulated operations in the regulated utility's service area and use of regulated facilities in furtherance of unregulated operations; provided for withdrawal of the Company's November 19, 2012 petition for clarification or rehearing of the NYPSC's October 18, 2012 order on affiliate standards in Case 11-G-0280; authorized the stock acquisition for which approval was sought in Case 11-G-0417; and authorized the use of $1 million in funds derived from the rendition of service as a loan to Leatherstocking Gas to permit construction of its new facilities in Pennsylvania and New York. The reorganization into the holding company structure required approval of holders of at least 66 2/3 % of the Company's common stock and the exchange of shares of common stock of the Company for common stock of the Holding Company. On August 1, 2013, the Holding Company filed a Registration Statement/Proxy Statement on Form S-4 (the "Registration Statement") with the SEC to register the securities to be issued by the Holding Company in connection with the exchange and to file a proxy statement for a special meeting of the Company's shareholders regarding the proposal to create the holding company structure and the exchange of shares of the Company's common stock on a one-for-one basis for shares of the Holding Company's common stock. Please refer to the Registration Statement of Corning Natural Gas Holding Corporation on the SEC's website (www.sec.gov) for more information regarding the holding company proposal and reorganization. The Registration Statement was declared effective as of September 30, 2013 by the SEC. In a special shareholder meeting on November 6, 2013, the proposal was approved by more than two-thirds of Corning Natural Gas Corporation shareholders. The NYPSC endorsed the Certificate of Exchange on November 8, 2013, and it was filed with the New York Department of State to effect the exchange of each share of the common stock, par value $5.00 per share, of Corning Gas into a share of common stock, par value $0.01 per share, of Holding Company. The Company incurred costs of $228,003 in moving to a holding company structure including expenses associated with the NYPSC approval process, SEC filings and other corporate matters.

The effective date of reorganization creating the holding company structure was November 12, 2013.

On May 6, 2013 the Company and The Article 6 Marital Trust under the First Amended and Restated Jerry Zucker Revocable Trust dated April 2, 2007 ("Zucker Trust") filed a joint petition with the NYPSC in Case 13-G-0202 for a declaratory ruling that the purchase of up to 15 percent of the Company's common stock by the Zucker Trust does not require authorization by the NYPSC under a provision of the New York Public Service Law that requires such authorization for certain types of entities to own more than 10 percent of a New York gas utility's voting capital stock.In the alternative, the Company and Zucker Trust requested that in the event that the NYPSC concludes that such approval would be required, the NYPSC issue an order granting the authority to purchase the Company's stock. On September 19, 2013, the NYPSC dismissed the request for a declaratory ruling but granted the authority for the purchase of stock.

Page 20.

Critical Accounting Policies

Our significant accounting policies are described in the notes to the Consolidated Financial Statements in the Company's Form 10-K for the year ended September 30, 2013, filed on December 27, 2013. It is important to understand that the application of generally accepted accounting principles involves certain assumptions, judgments and estimates that affect reported amounts of assets, liabilities, revenues and expenses. Thus, the application of these principles can produce varying results from company to company. The most significant principles that impact us are discussed below.

Accounting for Utility Revenue and Cost of Gas Recognition

We record revenues from residential and commercial customers based on meters read on a cycle basis throughout each month, while certain large industrial and utility customers' meters are read at the end of each month. We do not accrue revenue for gas delivered but not yet billed. We do not currently anticipate adopting unbilled revenue recognition and we do not believe it would have a material impact on our financial results. Our tariffs contain mechanisms that provide for the recovery of the cost of gas applicable to firm customers, which includes estimates. Under these mechanisms, we periodically adjust our rates to reflect increases and decreases in the cost of gas. Annually, we reconcile the difference between the total gas costs collected from customers and the cost of gas. We defer any excess or deficiency and subsequently either recover it from, or refund it to, customers over the following twelve-month period. To the extent estimates are inaccurate; a regulatory asset on the balance sheet is increased or decreased.

Accounting for Regulated Operations - Regulatory Assets and Liabilities

All of the Company's business is subject to regulation by the NYPSC. We record the results of our regulated activities in accordance with FASB ASC 980, which results in differences in the application of generally accepted accounting principles between regulated and non-regulated businesses. FASB ASC 980 requires the recording of regulatory assets and liabilities for certain transactions that would have been treated as revenue and expense in non-regulated businesses. In certain circumstances, FASB ASC 980 allows entities whose rates are determined by third-party regulators to defer costs as "regulatory" assets in the balance sheet to the extent that the entity expects to recover these costs in future rates. Management believes that currently available facts support the continued application of FASB ASC 980 and that all regulatory assets and liabilities are recoverable or refundable through the regulatory environment.

Pension and Post-Retirement Benefits

The amounts reported in our financial statements related to pension and other post-retirement benefits are determined on an actuarial basis; therefore, certain assumptions are required to calculate those amounts. These assumptions include the discount rate, the expected return on plan assets, the rate of compensation increase and, for other post-retirement benefits, the expected annual rate of increase in per capita cost of covered medical and prescription benefits. Changes in actuarial assumptions and actuarial experience could have a material impact on the amount of pension and post-retirement benefit costs and funding requirements. However, the Company expects to recover our entire net periodic pension and other post-retirement benefit costs attributed to employees in accordance with the applicable NYPSC authorization. The Company's pension expense for financial reporting purposes is the amount approved by the NYPSC in the Company's last base rate case (Case 11-G-0280). That amount is $970,000 for the period beginning May 1, 2012. The Company on a monthly basis (1/12 of the annual amount) accrues the amount determined by the latest actuarial estimate of its FASB ASC 715 liability. The Company then compares the FASB ASC 715 amount to the monthly pension allowance approved by the NYPSC. The difference is recorded to expense (plus or minus) in order to match the pension expense included in base delivery rates by order of theNYPSC in Case 11-G-0280. The amount (plus or minus) required tomatch the pension expense allowed by the NYPSC is recorded as either a regulatory asset or liability and is deferred for subsequent rate consideration.

Page 21.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains statements which, to the extent they are not recitations of historical facts, constitute "forward-looking statements" within the meaning of the Securities Litigation Reform Act of 1995 (Reform Act). The words "estimate", "project", "anticipate", "expect", "intend", "believe", "could" and similar expressions are intended to identify forward-looking statements. All such forward-looking statements are intended to be subject to the safe harbor protection provided by the Reform Act. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be achieved. As forward looking statements, these statements involve risks, uncertainties and other factors that could cause actual results to differ materially from the expected results. Accordingly, actual results may differ materially from those expressed in any forward looking statements. Factors that could cause results to differ materially from our management's expectations include, but are not limited to, those listed under Item 1A - "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended September 30, 2013, in addition to:
*	The effect of any interruption in our supply of natural gas or a substantial increase in the price of natural gas,

*	Our ability to successfully negotiate new supply agreements for natural gas as they expire, on terms favorable to us, or at all,

*	The effect on our operations of any action by the NYPSC,

*	The effect of any litigation,

*	The effect on our operations of unexpected changes in any other applicable legal or regulatory requirements,

*	The amount of natural gas produced and directed through our pipeline by producers,
*	Our ability to obtain additional equity or debt financing to fund our capital expenditure plans and for general corporate purposes,

*	Our successful completion of various capital projects and the use of pipelines, compressor stations and storage by customers and counterparties at levels consistent with our expectations,

*	Our ability to retain the services of our senior executives and other key employees,

*	Our vulnerability to adverse general economic and industry conditions generally and particularly the effect of those conditions on our major customers,

*	The effect of any leaks in our transportation and delivery pipelines, and

*	Competition to our gas transportation business from other pipelines.

Page 22.

Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update any forward-looking statement in light of new information or future events.

Item 4 - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2013, the Holding Company's management, with the participation of the Company's principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Holding Company's disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon the Holding Company's evaluation, the Holding Company's principal executive officer and principal financial officer each concluded that the Holding Company's disclosure controls and procedures are effective as of December 31, 2013.

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

PART II.

OTHER INFORMATION

Item 1. Legal Proceedings.

The Company has lawsuits pending of the type incurred in the normal course of business and that the Company believes that any potential losses should be covered by insurance and will not have a material impact on business.

Item 1A. Risk Factors.

Please refer to risk factors listed under 1A - "Risk Factors" of the Holding Company's Form 10-K for the fiscal year end September 30, 2013, for disclosure relating to certain risk factors applicable to the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information.

None

Page 23.

Item 6. Exhibits.

31.1** Certification of the Chief Executive Officer and President pursuant to 17 CFR Section 240.13a-14

31.2** Certification of the Chief Financial Officer and Treasurer pursuant to 17 CFR Section 240.13a-14

32.1*** Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*** The following materials from the Corning Natural Gas Holding Corporation Quarterly Report on Form 10-Q for the period ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language):

(i) the Condensed Consolidated Balance Sheets at December 31, 2013 and September 30, 2013,

(ii) the Consolidated Statements of Comprehensive Income for the three months ended December 31, 2013 and December 31, 2012,

(iii) the Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2013 and December 31, 2012, and (iv) related notes to the Condensed Consolidated Financial Statements.

As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

Page 24.

**Filed herewith

***Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORNING NATURAL GAS CORPORATION

Date: February 13, 2014

By: /s/ Michael I. German

Michael I. German, Chief Executive Officer and President

(Principal Executive Officer)

Date: February 13, 2014

By: /s/ Firouzeh Sarhangi

Firouzeh Sarhangi, Chief Financial Officer and Treasurer

(Principal Financial and Accounting Officer)

Page 25.