Form 10-Q
period 2014-03-31
Corning Natural Gas Holding Corp
filed 2014-05-15
CIK 1582244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]__QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large Accelerated Filer [_] Accelerated Filer [_] Non-accelerated Filer [_] Smaller Reporting Company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	2,423,723
Class	Shares outstanding as of May 15, 2014

Page 2.

Corning Natural Gas Holding Corporation ("Holding Company") is a successor issuer to Corning Natural Gas Corporation ("Company") as of November 12, 2013 as a result of a share-for-share exchange, creating a holding company structure. As of November 12, 2013, the Company is a wholly-owned subsidiary of Holding Company.

As used in this Form 10-Q, the terms "Company," "Corning," "we," "us," and "our" mean Corning Natural Gas Corporation, unless the context clearly indicates otherwise. Except as otherwise stated, the information contained in this Form 10-Q is as of March 31, 2014.

Page 3.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

Assets
	March 31, 2014	September 30, 2013
	(Unaudited)
Plant:
Utility property, plant and equipment	$64,136,731	$60,261,259
Less: accumulated depreciation	(18,879,037)	(18,013,229)
Total plant utility and non-utility, net	45,257,694	$42,248,030

Investments:
Marketable securities available-for-sale at fair value	2,249,874	2,242,540
Investment in joint ventures	1,107,520	587,678
Total investments	3,357,394	2,830,218

Current assets:
Cash and cash equivalents	42,771	14,244
Customer accounts receivable, (net of allowance for
uncollectible accounts of $306,694 and $297,846)
respectively	4,888,875	1,727,562
Related party receivables	411,194	464,514
Gas stored underground, at average cost	196,657	2,254,463
Materials and supplies inventory	782,238	1,205,018
Prepaid expenses	1,322,217	848,701
Total current assets	7,643,952	6,514,502

Deferred debits and other assets:
Regulatory assets:
Unrecovered gas costs	154,052	387,288
Deferred regulatory costs	2,322,499	2,537,893
Unamortized debt issuance cost (net of accumulated
amortization of $575,184 and $536,117),
Respectively	334,311	270,261
Other	230,915	230,408
Total deferred debits and other assets	3,041,777	3,425,850

Total assets	$59,300,817	$55,018,600

See accompanying notes to consolidated financial statements.

Page 4.
CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

Liabilities and capitalization:	March 31, 2014	September 30, 2013
	(Unaudited)

Long-term debt, less current installments	12,507,620	13,460,781

Current liabilities:
Current portion of long-term debt	$2,397,888	$1,827,322
Borrowings under lines-of-credit	6,464,784	4,407,305
Accounts payable	2,100,303	2,087,927
Accrued expenses	395,076	507,952
Customer deposits and accrued interest	523,491	952,237
Dividends declared	306,457	282,595
Deferred income taxes	307,854	427,245
Total current liabilities	12,495,853	10,492,583

Deferred credits and other liabilities:
Deferred income taxes	1,430,926	150,859
Deferred compensation	1,476,771	1,545,747
Deferred pension costs & post-retirement benefits	5,864,102	5,610,221
Other	455,768	366,478
Total deferred credits and other liabilities	9,227,567	7,673,305

Commitments and contingencies	-	-

Common stockholders' equity:
Common stock (common stock $.01 par
value per share. Authorized 3,500,000 shares;
issued and outstanding 2,271,952 shares at
March 31, 2014 and 2,262,654 at September 30, 2013)	22,719	22,626
Additional paid-in capital	23,450,615	23,309,764
Retained earnings	3,684,523	2,098,044
Accumulated other comprehensive loss	(2,088,080)	(2,038,503)
Total common stockholders' equity	25,069,777	23,391,931

Total liabilities and capitalization	$59,300,817	$55,018,600

See accompanying notes to consolidated financial statements.

Page 5.
CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
Unaudited

	Three Months Ended		Six Months Ended
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013

Utility operating revenues	$10,915,010	$9,364,499	$17,147,017	$14,953,700
Natural gas purchased	5,200,980	3,935,385	7,438,200	5,968,586
Gross margin	5,714,030	5,429,114	9,708,817	8,985,114

Cost and expense
Operating and maintenance expense	1,986,069	1,886,646	3,641,202	3,631,073
Taxes other than income taxes	545,733	509,446	1,014,494	973,025
Depreciation	376,332	563,908	836,168	1,041,232
Other deductions, net	102,326	41,430	388,249	285,166
Total costs and expenses	3,010,460	3,001,430	5,880,113	5,930,496

Operating income	2,703,570	2,427,684	3,828,704	3,054,618

Other income and (expense)
Interest expense	(214,335)	(240,741)	(445,966)	(484,584)
Other expense	(8,957)	(9,435)	(17,727)	(15,942)
Other income	17,196	25,263	15,902	53,105
Investment income	11,862	49,731	19,419	79,458
Income (loss) from joint ventures	(845)	21,122	(30,158)	42,719
Rental income	12,138	12,138	24,276	24,276

Net income from operations, before income tax	2,520,629	2,285,762	3,394,450	2,753,650

Income tax (expense), current	-	(12,639)	-	(25,278)
Income tax benefit (expense), deferred	(889,099)	(769,576)	(1,218,675)	(858,025)
Total tax (expense)	(889,099)	(782,215)	(1,218,675)	(883,303)

Net income	1,631,530	1,503,547	2,175,775	1,870,347

Other comprehensive (loss)
Pension adjustment, net of tax	(65,796)	(94,129)	(131,592)	(188,258)
Net unrealized gain on securities available for sale	22,558	21,722	82,015	5,485
Total other comprehensive (loss)	(43,238)	(72,407)	(49,577)	(182,773)

Total comprehensive income	$1,588,292	$1,431,140	$2,126,198	$1,687,574

Weighted average earnings per share-
basic:	$0.72	$0.67	$0.96	$0.84
diluted:	$0.72	$0.67	$0.96	$0.83

Average shares outstanding - basic	2,271,252	2,236,117	2,268,012	2,233,126
Average shares outstanding - diluted	2,281,027	2,245,892	2,271,643	2,243,212

See accompanying notes to consolidated financial statements.

Page 6.
CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Unaudited
	Six Months ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$2,175,775	$1,870,347
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	836,168	1,041,232
Amortization of debt issuance cost	81,992	23,156
Regulatory asset amortizations	640,758	673,998
Stock issued for services and stock option expense	51,812	162,731
Pension adjustment	(131,592)	(188,258)
(Gain) on sale of marketable securities	(25,051)	(53,574)
Deferred income taxes	1,160,676	754,831
Bad debt expense	92,106	117,117
Loss (income) on joint ventures	30,158	(42,719)

Changes in assets and liabilities:
(Increase) decrease in:
Related party and accounts receivable	(3,200,099)	(2,591,915)
Gas stored underground	2,057,806	1,902,991
Materials and supplies inventories	422,780	409,834
Prepaid expenses	(473,516)	(417,817)
Unrecovered gas costs	233,236	743,374
Deferred regulatory costs	75,822	(815,318)
Other	(507)	(25,543)
Increase (decrease) in:
Accounts payable	12,376	541,770
Accrued expenses	(112,876)	(203,396)
Customer deposits and accrued interest	(428,746)	(424,343)
Deferred compensation	(68,976)	(111,136)
Deferred pension costs & post-retirement benefits	(247,305)	(134,673)
Other liabilities and deferred credits	113,152	90,563
Net cash provided by operating activities	3,295,949	3,323,252

Cash flows from investing activities:
Purchase of securities available-for-sale	(132,626)	(564,304)
Sale of securities available-for-sale	232,358	665,524
Investment in joint ventures	(550,000)	(81,000)
Capital expenditures	(3,845,832)	(2,926,207)
Net cash used in investing activities	(4,296,100)	(2,905,987)

Page 7.

Cash flows from financing activities:
Proceeds under lines-of-credit	2,057,479	541,073
Debt issuance expense	(146,042)	-
Cash received from sale of stock	3,310	-
Dividends paid	(503,474)	(498,260)
Proceeds under long-term debt	2,522,859	77,435
Repayment of long-term debt	(2,905,454)	(594,263)
Net cash (used in) provided by financing activities	1,028,678	(474,015)
Net (decrease) increase in cash	28,527	(56,750)

Cash and cash equivalents at beginning of period	14,244	70,083

Cash and cash equivalents at end of period	$42,771	$13,333

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$445,075	$482,213
Income taxes	$122,348	$87,984
Non-cash financing activities:
Dividends paid with shares	$61,979	$48,563
Number of shares paid with dividends	3,771	3,246

See accompanying notes to consolidated financial statements

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

In addition, pursuant to the Exchange Agreement, upon completion of the Share Exchange, options to purchase Corning Gas' common stock were converted into options to purchase the same number of shares of the Holding Company's common stock, on the same terms. Rights under the Corning Gas Dividend Reinvestment Plan were similarly converted.

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

Page 8.

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

Note 2 - Share Exchange

Pursuant to the Agreement and Plan of Share Exchange, dated September 12, 2013, between the Holding Company and Corning Gas (the "Exchange Agreement"), and the Certificate of Exchange, on the Effective Date, each issued and outstanding share of Corning Gas' common stock, par value $5.00 per share, was converted into one share of the Holding Company's common stock, par value $0.01 per share. The effect of this share exchange has been reflected retroactively in all periods presented. This resulted in a reclassification between Common Stock and Additional Paid in Capital of $11,323,855 as of March 31, 2014 and $11,290,644 as of September 30, 2013.

Note 3 - Major Customers

The Company has three major customers to which the Company delivers gas: Corning Incorporated, New York State Electric & Gas (NYSEG) and Bath Electric Gas & Water Systems (BEGWS). The loss of any of these customers could have a significant impact on the Company's financial results. Total revenue and deliveries to these customers were as follows:
	Deliveries		Revenue
	Mcf	% of Total	Amount	% of Total
Corning Incorporated
Six months ended March 31, 2014	1,250,449	22	$619,825	4
Six months ended March 31, 2013	1,040,430	19	$527,772	4
NYSEG
Six months ended March 31, 2014	2,104,469	36	$179,456	1
Six months ended March 31, 2013	1,995,990	37	$175,937	1
BEGWS
Six months ended March 31, 2014	461,049	8	$1,738,095	10
Six months ended March 31, 2013	416,922	8	$1,500,197	10

Page 9.

Although Talisman Energy USA Incorporated is a significant customer, the Company does not deliver gas to it. The Company receives gas from several of Talisman Energy's gathering systems and wells, and transports its gas through our system. Therefore, it is excluded from this table. Revenues are recognized as local production revenues in utility operating revenues.

Note 4 - Other Comprehensive Income (Loss)

Other comprehensive income (loss) (or "OCI") is comprised of unrealized gains or losses on securities available for sale as required by FASB ASC 320 and pension liability adjustments as required by FASB ASC 715.

Note 5 - Pension and Other Post-retirement Benefit Plans

Components of Net Periodic Benefit Cost:
Pension Benefits	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Service Cost	$77,819	$98,979	$155,637	$197,958
Interest Cost	201,622	178,766	403,245	357,531
Expected return on plan assets	(231,590)	(221,641)	(463,181)	(443,282)
Amortization of prior service cost	2,687	3,557	5,375	7,114
Amortization of net (gain) loss	108,832	155,983	217,664	311,967
Net period benefit cost	$159,370	$215,644	$318,740	$431,288

Other Benefits	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Service Cost	$4,024	$4,321	$8,048	$8,643
Interest Cost	13,171	11,556	26,341	23,112
Expected return on plan assets	-	-	-	-
Amortization of prior service cost	887	887	1,774	1,774
Amortization of net (gain) loss	(5,994)	(3,886)	(11,989)	(7,771)
Net period benefit cost	$12,087	$12,878	$24,174	$25,758

Contributions

The Company expects to contribute $1.0 million to its Pension Plan and $65,000 to its other Post Retirement Benefit Plan in fiscal year 2014. A total of $474,904 has been paid to the Pension Plan for the first six months of this fiscal year.

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

Page 10.

* A Replacement Multiple Disbursement Term Note, dated September 3, 2013, in the original principal amount of $4.8 million. As collateral, the Company granted M&T Bank security interest in all fixed assets and equipment, contract rights, easements, right of ways, etc. of the Company. Until October 31, 2013, the note was payable as interest only at an interest rate equal to 3.25% above one-month LIBOR, adjusted daily. On October 31, 2013, the note converted to a permanent loan payable over five years in monthly installments of principal and interest calculated on a five-year amortization schedule. The interest rate on this note during the permanent loan period was a variable interest rate equal to 2.75% plus the sum of (a) the yield on United States Treasury Obligations adjusted to a constant maturity of five years and (b) the "ask" side of the five year swap spread as published by Bloomberg, L.P. or another service commonly used by M&T, each as in effect on October 29, 2013. The total amount borrowed under this agreement was $4,599,690. The Interest rate on this loan was 4.20% as of March 31, 2014.

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

Also on September 3, 2013, the Company entered into a Multiple Disbursement Term Note with M&T Bank, dated as of September 3, 2013, in the original principal amount of $4.0 million, the proceeds of which will be used to fund construction projects related to furnishing natural gas within the Company's service area. As collateral, the Company granted M&T Bank security interest in all fixed assets and equipment, contract rights, easements, right of ways, etc. of the Company. Until November 30, 2013, the note was payable as interest only at an interest rate equal to the rate in effect each day as announced by M&T Bank as its prime rate of interest. On November 30, 2013, the note converted to a permanent loan payable over five years in equal monthly installments of principal and interest and calculated on a ten-year amortization schedule. The interest rate on this note during the permanent loan period is a variable interest rate equal to 2.75% plus the sum of (a) the yield on United States Treasury Obligations adjusted to a constant maturity of five years and (b) the "ask" side of the five year swap spread as published by Bloomberg, L.P. or another service commonly used by M&T, each as in effect on November 28, 2013. The loan will mature on December 3, 2018. The Company had drawn $2.3 million as of March 31, 2014, with an interest rate of 4.18%.

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

On March 25, 2014, the Company refinanced its line of credit agreement with Community Bank N.A. in the amount of $8.5 million. This line replaces the Company's $8 million revolving line that expired on April 1, 2014 and expires on April 1, 2015. The interest rate will be calculated as the 30-day Libor Rate plus 2.8%. As security for the Company's line of credit, Community Bank, N.A. has a purchase money interest in all of our natural gas purchases utilizing funds advanced by the bank under the line-of-credit agreement and all proceeds of sale of the gas to customers and related accounts receivable. Under the terms of this line the Company is required to maintain a debt to tangible net worth ratio of less than 2.5 to 1 and a debt service coverage ratio of 1.1 to 1. The balance on this line as of March 31, 2014 was $6.5 million with an interest rate of 2.9553%.

Page 11.

The Company is in compliance with all of our loan covenants as of March 31, 2014.

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

The Holding Company has determined the fair value of certain assets through application of FASB ASC 820 "Fair Value Measurements and Disclosures".

Fair value of assets and liabilities measured on a recurring basis at March 31, 2014 and September 30, 2013 are as follows:
Fair Value Measurements at Reporting Date Using:

	Fair Value	Quoted Prices In Active Markets for Identical Assets/Liabilities (Level 1)	Level 2	Level 3

March 31, 2014
Available-for-sale securities	$2,249,874	$2,249,874	0	0

September 30, 2013	$2,242,540	$2,242,540	0	0
Available-for-sale securities

Gains and losses included in earnings for the periods reported in investment income as follows:
Investment Income
	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013

Total gains included in earnings	$11,862	$49,731	$19,419	$79,458

Financial assets and liabilities valued using level 1 inputs are based on unadjusted quoted market prices within active markets.

Page 12.

Note 8 - Common Stock and Dividends

For the six months ended March 31, 2014 there was a total of 9,298 shares of common stock issued for $140,944 of cash, services and DRIP (dividend reinvestment program) shares. There were 4,500 shares issued to directors, 900 shares issued to officers of the Company, 187 shares issued to Carl Hayden, officer of Leatherstocking Gas, LLC and Leatherstocking Pipeline, LLC and 3,711 of DRIP shares.

Dividends are accrued when declared by the board of directors. At its regular meeting on February 12, 2013, the board of directors approved an increase in the quarterly dividend to $.125 a share. This dividend was paid on January 15, 2014 to shareholders of record on December 31, 2013. At its regular meeting on February 20, 2014, the board of directors approved an increase in the quarterly dividend to $.135 a share. This dividend amounted to $306,457, has been accrued as of March 31, 2014, and was paid on April 15, 2014 to shareholders of record on March 31, 2014.

As of November 12, 2013, the Holding Company registered 129,004 shares of common stock with a par value of $.01 per share for a dividend reinvestment program. Under this program 2,117 shares and 1,594 shares have been issued during the quarters ended December 31, 2013 and March 31, 2014, respectively.

At a special meeting on December 2, 2013, the board of directors of the Company approved the payment and transfer of a dividend of $1.5 million to the Holding Company for the quarter ended December 31, 2013, payable on the same day.

Note 9 - Leatherstocking Companies

After implementation of the holding company structure, the interests of the Corning Natural Gas Appliance Corporation ("Appliance Corp"), in Leatherstocking Gas Company, LLC, ("Leatherstocking Gas"), a joint venture with Mirabito Regulated Industries were transferred to the Holding Company. This joint venture is currently moving forward on expansions to several areas in the northeast. The Holding Company and Mirabito Regulated Industries each own 50% of the joint venture and each appoints three managers to operate Leatherstocking Gas. The seventh manager is a neutral manager agreed to by the Holding Company and Mirabito Regulated Industries who is not an officer, director, or employee of either company, currently Carl T. Hayden. The current managers are Joseph P. Mirabito, John J. Mirabito and William Mirabito from Mirabito Regulated Industries; Matthew J. Cook, Michael I. German and Russell S. Miller from the Company; and Carl T. Hayden as the neutral manager. Michael I. German is the Chief Executive Officer and President of the Holding Company and is also a stockholder and current board member of the Holding Company. Joseph P. Mirabito and William Mirabito are stockholders and current board members of the Holding Company. Mirabito Holdings, Inc. an affiliate of the co-venturer, holds more than 5% of the outstanding shares of the Company. Leatherstocking has received franchises from the Village and Town of Sidney, Village and Town of Bainbridge, Village and Town of Windsor and Village and Town of Unadilla and the Village and Town of Delhi in New York. In addition, Leatherstocking Gas has acquired fifteen franchises in Susquehanna and Bradford Counties, Pennsylvania. Leatherstocking Gas has met with potential customers and public officials, as well as attended public hearings, and believes there is significant interest in acquiring gas service. On July 25, 2013, Leatherstocking Gas signed a loan agreement with Five Star Bank for $1.5 million to finance the construction in Bridgewater, Pennsylvania. This Line of Credit agreement was finalized when it was filed with the Pennsylvania Department of Transportation on July 30, 2013 and increased to $1.8 million before converting to a long term note. Construction in the Township of Bridgewater began in July 2013 and Leatherstocking Gas began serving customers in October 2013.

Page 13.

The interests in Leatherstocking Pipeline Company, LLC ("Leatherstocking Pipeline") which was formed with the same structure and managers as Leatherstocking Gas, were also transferred to the Holding Company. Leatherstocking Pipeline is an unregulated company whose purpose is to serve one customer in Lawton, Pennsylvania. In the spring and summer of 2012, Leatherstocking Pipeline built and placed in service facilities to serve that customer.

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

The following table represents the Holding Company's investment activity in the Joint Ventures for the six months ended March 31, 2014 and by Appliance for the six months ended March 31, 2013:
	2014	2013

Beginning balance in investment in joint ventures	$ 587,678	$ 349,193
Investment in joint ventures during six months ended March 31	550,000	81,000
Income (loss) in joint ventures during six months ended March 31	(30,158)	42,719
Ending balance in joint ventures	$ 1,107,520	$ 472,912

At March 31 2014, the Joint Ventures had combined assets of $4.6 million and combined liabilities of $2.4 million at March 31, 2014 and combined assets of $3.4 million and combined liabilities of $2.3 million at September 30, 2013.

The Joint Ventures had combined revenues of $168,210 and $237,598 for the six months ended March 31, 2014 and March 31, 2013, respectively.

Note 10 - Effective Tax Rate
Income tax expense for the six months ended March 31 is as follows:

	2014	2013
Current	$-	$25,278
Deferred	1,218,675	858,025
Total	$1,218,675	$883,303

Actual income tax expense differs from the expected tax expense (computed by applying the
Federal corporate tax rate of 34% and state tax rate of 7.1% to income before income tax
Expense) as follows:

	2014	2013
Expected federal tax expense	$1,154,113	$936,241
State tax expense (net of federal)	$159,064	$129,036
Other, net	(94,502)	(181,974)
Actual tax expense	$1,218,675	$883,303

Page 14.

Note 11 - Subsequent Events

The Holding Company entered into a series of stock purchase agreements selling to six investors an aggregate of 150,000 shares of common stock at a price of $16.40 per share. This private placement of common stock resulted in gross proceeds to the Holding Company of $2,460,000. A stock purchase agreement for 75,000 shares dated as of April 7, 2014, was entered into with the Article 6 Marital Trust under the First Amended and Restated Jerry Zucker Revocable Trust dated April 2, 2007 (the "Zucker Trust"). Closing was funded on or about April 9, 2014. Prior to this purchase, Anita G. Zucker, as trustee of the Zucker Trust, reported holding 214,451 shares of the Holding Company's common stock on a Schedule 13D dated September 24, 2012. As of April 15, 2014, the Holding Company entered into four separate Stock Purchase Agreements with QCI Asset Management LLC ("QCI") and four of its advisees for an aggregate of 70,000 shares of common stock held for the benefit of the accounts of those advisees managed by QCI. QCI also manages certain funds of the Holding Company and subsidiaries. As of April 16, 2014, the Holding Company entered into a stock purchase agreement with Robert B. Johnston for 5,000 shares. Mr. Johnston is or may be deemed an affiliate of the Zucker Trust. The price of $16.40 per share was the same under each of the stock purchase agreements. Closing on these remaining 75,000 shares occurred on April 16, 2014. The proceeds will be used initially to reduce the outstanding balance on the Company's line of credit and in the long term to help fund the Company's capital projects.

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

The Company's primary business is natural gas distribution. We serve approximately 15,000 customers through 425 miles of pipeline in the Corning, Hammondsport and Virgil, New York areas. The market for natural gas in our traditional service territory is relatively saturated with limited growth potential. However, growth opportunities do exist in extending our mains to areas adjacent or reasonably close to areas we currently serve. In addition, the Company continues to see expansion opportunities in the commercial and industrial markets. Our largest customer, Corning Incorporated, is adding additional manufacturing capacity in our service area that should increase our revenue and margins. Several new institutional and commercial facilities have been announced in our service territory. For example, the following projects are moving forward: a new hospital, two local motels and a large expansion to a local museum. A new math/science high school opened in the fall of 2012 and a new dormitory for the local community college opened in spring 2013. We also completed a project to provide service to a large asphalt plant in May 2012.

Page 15.

We believe that one of our most promising growth opportunities for both revenues and margins is increasing connection with local gas production sources. We completed a new pipeline (Line 13) to Marcellus Shale gas in Pennsylvania in 2009. In 2010 we upgraded portions of Lines 4, 7 and 13 to increase our capacity to transport local production gas via Line 13. We have completed a compressor station that is working in conjunction with our pipeline upgrades to transport gas on our system and into the interstate pipeline system. These projects have significantly increased throughput and margins.

In addition, the Holding Company has interests in two joint ventures, Leatherstocking Gas Company, LLC and Leatherstocking Gas Pipeline Company, LLC, to pipe gas to areas of the northeast currently without gas service. The Company has contracts with Corning Incorporated and Woodhull Municipal Gas Company, a small local utility, to provide maintenance service on their gas lines.

We continue to focus on improving the efficiency of our operations and making capital investments to improve our infrastructure. Our infrastructure improvement program has concentrated on the replacement of older distribution mains and customer service lines. In fiscal 2013 we exceeded our goals and replaced 8 miles of pipe and 378 services. We have begun work on the systematic replacement of at least 8 miles of bare steel pipe and 400 bare steel services for 2014. We have constructed approximately 5 miles of new pipe to interconnect Line 15 with Inergy Storage in the Town of Bath. Line 15 is the high pressure distribution main that provides gas supply to the Villages of Bath and Hammondsport and the Towns of Urbana and Bath, New York. Additionally the Company has accomplished its goal by ending the calendar year 2013 with 10 or fewer repairable leaks.

We believe our key performance indicators are net income, stockholders' equity and the safety of our system. For the three months and six months ended March 31, 2014, net income increased by $127,983 and $305,428, respectively compared to the same periods in 2013 mainly due to the rate increase and higher throughput associated with colder weather, offset in part by higher income taxes. As a regulated utility company, stockholders' equity is an important performance indicator. The NYPSC allows us to earn a just and reasonable return on stockholders' equity as determined under applicable regulations. Stockholders' equity is, therefore, a precursor of future earnings potential. For the 2014 fiscal year to date, stockholders' equity increased from $23,391,931 to $25,069,777. We plan to continue our focus on building stockholders' equity. Safety and efficiency indicators include leak repair, main and service replacements and customer service metrics. In fiscal year 2014 to date, we have spent $3.9 million on reliability projects and safety-related infrastructure improvements. For the first six months of fiscal 2014 we repaired 346 leaks, replaced 216 bare steel services and replaced 26,086 feet of bare steel main.
	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013

Net Income	$1,631,530	$1,503,547	$2,175,775	$1,870,347

Shareholders' equity	$25,069,777	$22,327,606	$25,069,777	$22,327,606

Shareholders' equity per weighted average share	$11.04	$9.98	$11.05	$10.00

Page 16.

Revenue and Margin

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

Utility operating revenues increased $1.5 million during the three months ended March 31, 2014 and $2.2 million in the six months ended March 31, 2014 compared to the same periods last year due to the rate increase that became effective in May 2012 and higher throughput due to colder weather. Local production revenues declined because part of our monthly volumetric charge is now being recognized as a deferral due to customers per the last rate case. In November 2013, the compressor station and related assets were fully depreciated so going forward, 80% of the payments from producers are longer recognized as revenue and depreciation expense. Other utility revenue stayed relatively flat for this fiscal year compared to last fiscal year in both periods.
The following table summarizes our utility operating revenue:

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Retail revenue:
Residential	$6,642,133	$5,383,903	$9,984,626	$8,290,924
Commercial	1,179,091	919,756	1,720,715	1,375,837
Industrial	23,617	24,692	48,358	48,566
Transportation	1,602,472	1,476,167	2,709,535	2,535,966
Total retail revenue	9,447,313	7,804,518	14,463,234	12,251,293
Wholesale	1,124,052	950,664	1,822,976	1,587,538
Local Production	158,197	422,976	430,071	707,817
Other utility revenues	185,447	186,341	430,736	407,052
Total utility operating revenue	$10,915,009	$9,364,499	$17,147,017	$14,953,700

The following tables further summarize other utility revenues on the operating revenue table:
	Three months ended March 31,		Six months ended March 31,
	2014	2013	2014	2013
Other utility revenues:
Customer discounts forfeited	$37,337	$28,382	$55,102	$39,838
Reconnect fees	360	660	2,480	1,740
Other gas revenues	145,162	154,586	367,963	359,712
Surcharges	2,588	2,713	5,191	5,762
Total other gas revenues	$185,447	$186,341	$430,736	$407,052

	2014	2013	2014	2013
Other gas revenues:
DRA carrying costs	$747	$996	$2,739	$4,390
Contract customer reconciliation	125,305	129,688	285,152	315,024
Monthly RDM amortizations	19,110	23,902	17,163	25,229
Annual RDM reconciliation	-	-	62,909	-
LAUF incentive reconciliation	-	-	-	15,069
Total other gas revenues	$145,162	$154,586	$367,963	$359,712

Page 17.

Gas purchases are our largest expense. Purchased gas expense increased $1.3 million for the three months ended March 31, 2014 and $1.5 million for the six months ended March 31, 2014 compared to the same periods last year due primarily to higher volumes purchased for the period.

Margin (the excess of utility operating revenues over the cost of natural gas purchased) percentage decreased 5.63% for the three months ended March 31, 2014 and 3.47% for the six months ended March 31, 2014 compared to the same periods last year primarily because of higher cost for volumes purchased.

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013

Utility operating revenues	$10,915,010	$9,364,499	$17,147,017	$14,953,700
Natural gas purchased	5,200,980	3,935,385	7,438,200	5,968,586
Margin	$5,714,030	$5,429,114	$9,708,817	$8,985,114
Margin %	52.35%	57.98%	56.62%	60.09%

Operating and Interest Expenses

Operating and maintenance expense increased $99,423 for the three months ended March 31, 2014 compared to the same quarter of fiscal 2013 mainly because fewer payroll costs went to construction. Operating and maintenance expense increased $10,129 for this year to date compared to last year mainly due to normal increases in costs of doing business and a decrease in expenses because more payroll costs went to construction in the first quarter which offset the above increase in the second quarter. Depreciation expense decreased by $187,576 in this quarter and $205,064 for the six months ended March 31, 2014 compared to the same periods in 2013 mainly due to decreased depreciation with the Company's compressor station and related assets. In November 2013, the compressor station and related assets were fully depreciated so going forward, 80% of the payments from producers are longer recognized as depreciation expense. Interest expense showed a decrease of $26,406 for the quarter and $38,618 for the year to date from fiscal 2014 to 2013 due to loan consolidations at better interest rates.

Net Income

For the three months and six months ended March 31, 2014, net income increased by $127,983 and $305,428, respectively, compared to the same periods in 2013 mainly due to the rate increase in May of 2013 and higher throughput associated with colder weather (firm (non-transportation) volumes were higher by 314,072 MCF's for the three months ended March 31, 2014 and 406,561 for the six months ended March 31, 2014).

Liquidity and Capital Resources

Capital expenditures are the principal use of internally generated cash flow. As part of our 2012 rate order set by the NYPSC, we have estimated capital expenditures to upgrade our distribution system of approximately $5.0 million in calendar 2014 and approximately $4.0 million in each calendar year from 2015 to 2017.We expect to finance these planned capital expenditures with a combination of cash provided by operations and issuance of additional long term debt and equity. In fiscal year 2014 to date, we have spent approximately $3.9 million on projects and safety-related infrastructure improvements. This, in conjunction with our growth projects, creates liquidity pressure on the Company. We anticipate that our aggressive capital construction program will continue to require the Company to raise new debt and/or equity.

Page 18.

Internally generated cash from operating activities consists of net income, adjusted for non-cash expenses, and changes in operating assets and liabilities. Non-cash items include depreciation and amortization; gain on investment and deferred income taxes. Over or under-recovered gas costs significantly impact cash flow. In addition, there are significant year-to-year changes in regulatory assets and liabilities that impact cash flow. The Company's cash flow is seasonal. Out flows are the highest in the summer and fall months when we refill gas storage and conduct our construction programs. Our cash receipts are highest during the heating season.

Cash flows from financing activities consist of repayment of long-term debt, new long-term borrowing, borrowings and repayments under our lines-of-credit and equity issuances. For our consolidated operations, we have an $8.5 million revolving line of credit with an interest rate calculated as the 30-day LIBOR plus 2.8%. This line expires on April 1, 2015. The amount outstanding under this line on March 31, 2014 was approximately $6.5 million with an interest rate of 2.9553%. Our lender has a purchase money security interest in all our natural gas purchases utilizing funds advanced by the bank under the credit agreement and all proceeds of sale and accounts receivable from the sale of that gas. We rely heavily on our credit lines to finance the purchase of gas that we place in storage and finance our accounts receivable.

We have approximately $14.9 million in long term debt outstanding including current year installments as of March 31, 2014. We repaid $2.9 million in the first six months of fiscal 2014 consistent with the requirements of our debt instruments and refinancing activities.

The Company is in compliance with all of our loan covenants as of March 31, 2014.

During this quarter, we mainly withdrew gas from storage and, as of March 31, 2014, had a balance of $196,657 worth of gas in storage. During the next quarter, we will be injecting gas into storage to supply our customers for the next winter season.

The Holding Company entered into a series of stock purchase agreements selling to six investors an aggregate of 150,000 shares of common stock at a price of $16.40 per share. This private placement of common stock resulted in gross proceeds to the Holding Company of $2,460,000. A stock purchase agreement for 75,000 shares dated as of April 7, 2014, was entered into with the Article 6 Marital Trust under the First Amended and Restated Jerry Zucker Revocable Trust dated April 2, 2007 (the "Zucker Trust"). Closing was funded on or about April 9, 2014. Prior to this purchase, Anita G. Zucker, as trustee of the Zucker Trust, reported holding 214,451 shares of the Holding Company's common stock on a Schedule 13D dated September 24, 2012. As of April 15, 2014, the Holding Company entered into four separate Stock Purchase Agreements with QCI Asset Management LLC ("QCI") and four of its advisees for an aggregate of 70,000 shares of common stock held for the benefit of the accounts of those advisees managed by QCI. QCI also manages certain funds of the Holding Company. As of April 16, 2014, the Holding Company entered into a stock purchase agreement with Robert B. Johnston for 5,000 shares. Mr. Johnston is or may be deemed an affiliate of the Zucker Trust. The price of $16.40 per share was the same under each of the stock purchase agreements. Closing on these remaining 75,000 shares occurred on April 16, 2014. The proceeds will be used initially to reduce the outstanding balance on the Company's line of credit and in the long term to help fund the Company's capital projects.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Page 19.

Regulatory Matters

The Company's business is regulated by the NYPSC among other agencies.

On November 17, 2010, Bath Electric Gas & Water Systems (BEGWS), a natural gas customer of the Company, filed a petition with the NYPSC in Case 10-G-0598 that claimed BEGWS was overbilled for gas by the Company. BEGWS asserted that the Company's meters registered 2.94% more gas than was actually delivered to BEGWS from 2004 through 2010. Based on its calculations, BEGWS requested that the NYPSC order the Company to refund approximately $1.2 million for overcharges and interest. The Company conducted a comprehensive review of the BEGWS claim. The Company installed new meters for BEGWS in 2009 and believes that those meters and the resulting bills have been accurate. On January 26, 2011, the Company responded that its preliminary review of its billing data and gas cost reconciliation to the NYPSC shows that the Company has already credited BEGWS the amount in the claim. In testimony filed by its consultants on July 8, 2011, BEGWS acknowledged receipt of the amount in the claim but raised new claims not in the original petition. BEGWS now asserts that the Company owes it a refund of $345,747. The Company contested the testimony filed on July 8, 2011. The Company and BEGWS met with the NYPSC Staff on July 11, 2011, to discuss findings to date on the petition. The meter investigation associated with the petition is ongoing. BEGWS and the Company met in Albany, New York, for a technical conference on May 15, 2013. The purpose of the meeting was to determine if any of the contested issues in this proceeding could be settled. The parties did not resolve any of the contested issues at the meeting, but are continuing settlement discussions.

On May 24, 2011, the Company filed Case 11-G-0280, a base rate case that requested an increase in revenues of $1,429,281 (or 6.63% on an overall bill rate basis) in the 12 months ending April 30, 2013, (the Rate Year) and by the same dollar amount in the two succeeding 12-month periods (ending April 30, 2014, and April 30, 2015). On January 13, 2012 the Company, the Staff of the NYPSC and other intervenor parties filed a Joint Proposal (the "Proposal") with the NYPSC to resolve all issues in the rate case. The Proposal provided for revenue increases to the Company's rates in the first year (May 1, 2012 to April 30, 2013) of $944,310; in year two (May 1, 2013 to April 30, 2014) of $899,674; and in year three (May 1, 2014 to April 30, 2015) of $323,591. The Proposal also provided the Company the opportunity to earn $545,284 from local production before sharing, a 118% increase from the $250,000 allowed previously. The Proposal also provided for property tax reconciliation, treatment of future local production investment, cost allocations to the Company's new Leatherstocking operations, consolidation of the three divisional rate tariffs into a single rate tariff and recovery of forecasted capital and operation and maintenance costs for the period May 1, 2012 to April 30, 2015. The rates are based on a 9.5% return on equity. The cumulative potential revenue increases over the three years total $4,955,869. On April 20, 2012 the NYPSC issued a final order in the case accepting the Proposal, with rates effective May 1, 2012. In the order the NYPSC directed the Company and the other parties to the case, including Staff, to collaborate on a code of conduct for the Company and its affiliates. This code of conduct was used until a more comprehensive code of conduct was established in conjunction with the establishment of a holding company structure for the Company and its affiliates, as requested in Case 12-G-0141 discussed below.On October 18, 2012, the NYPSC issued an order adopting affiliate standards that included certain restrictions, among them a prohibition on the sharing of distribution company employees other than specified officers with Company affiliates. Pursuant to that order, these standards remained in place until they were modified when the NYPSC issued an order on the Company's request to establish a holding company structure (Case 12-G-0141). The second year rate increase of $899,674 provided for in Case 11-G-0280 became effective on May 1, 2013. On August 28, 2013, the Company filed the excess earning, net plant, property tax and large customer reconciliations required by the Joint Proposal for the first rate year (the twelve months ended April 30, 2013). The earned equity return for ratemaking purposes in the first rate year is 9.71%, below the sharing threshold of 10.25%. The net plant over collection for the first rate year is $108,017. The amount due customers will be determined at the end of the third rate year (twelve months ended April 30, 2015). The property tax under-collection for the period amounted to $284,504. The Company estimates that the

Page 20.

under-collection at the end of the third rate year would be a minimum of $853,512. In order to minimize the effect on customers at the conclusion of the three year agreement, on October 4, 2013, the Company requested that it be permitted recovery of the annual property tax under collection via the Delivery Rate Adjustment ("DRA") commencing January 1, 2014. The large customer reconciliation shows an under-collection of $471,072. This amount is sufficiently large that the Company requested that 1/3 of the under- collection be recovered via the DRA starting January 1, 2014 to avoid "rate shock" at the conclusion of the current three-year rate agreement. On December 19, 2013, the NYPSC, in Case 13-G-0465, authorized the Company to recover, through the DRA, $441,528 to offset both the property tax deferral (by $284,504) and the large customer deferral (by $157,024) beginning January 1, 2014 for calendar year 2014. We have billed $158,137 for the property tax deferral and $87,151 for the large customer deferral through March 31, 2014.

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

On February 8, 2012, the Company filed a petition in Case 12-G-0049 requesting authorization to issue $12,650,000 in debt and $12,650,000 equity to support the utility infrastructure and growth programs ($20,950,000), Leatherstocking ($1,800,000) and non-utility investments ($2,500,000). As a result of discussions with the NYPSC Staff, the Company requested that the petition be bifurcated and that the NYPSC immediately review and approve that portion of the petition's funding request pertaining to the Company's gas distribution system. On May 17, 2012, the NYPSC acted on the petition. The Company was authorized to issue long-term debt up to $9,000,000 and authorized to issue common stock, convertible preferred stock and stock warrants up to $9,000,000, no later than December 31, 2016. As of March 31, 2014, the Company had issued new long-term debt of $4,164,223.

On March 26, 2012, the Company filed a petition with the NYPSC in Case 12-G-0141 requesting authority to reorganize into a holding company structure. The petition included a request to use up to $1 million to fund initial construction of Leatherstocking Gas Company, LLC facilities to permit exercise of recently granted franchises for its distribution system in Pennsylvania. This proceeding was consolidated with Case 11-G-0417 pertaining to the acquisition of stock by MHI, as discussed above.A settlement between Staff and the Company was reached and filed on March 15, 2013 as a Joint Proposal. In an order issued May 17, 2013, the NYPSC adopted the Joint Proposal and authorized the formation of a holding company; placed certain restrictions on the members of the Company's Board of Directors and officers designed to avoid conflicts of interest; eased some of the restrictions on employee sharing between regulated and unregulated operations; implemented a series of measures designed to limit exposure of customers of the regulated utility to risk from unregulated business units; provided for sharing of revenues from unregulated operations in the regulated utility's service area and use of regulated facilities in furtherance of unregulated operations; provided for withdrawal of the Company's November 19, 2012 petition for clarification or rehearing of the NYPSC's October 18, 2012 order on affiliate standards in Case 11-G-0280; authorized the stock acquisition for which approval was sought in Case 11-G-0417; and authorized the use of $1 million in funds derived from the rendition of service as a loan to Leatherstocking Gas to permit construction of its new facilities in Pennsylvania and New York. The reorganization into the holding company structure required approval of holders of at least 66 2/3 % of the Company's common stock and the exchange of shares of common stock of the Company for common stock of the Holding Company. On August 1, 2013, the Holding Company filed a Registration Statement/Proxy Statement on Form S-4 (the

Page 21.

"Registration Statement") with the SEC to register the securities to be issued by the Holding Company in connection with the exchange and to file a proxy statement for a special meeting of the Company's shareholders regarding the proposal to create the holding company structure and the exchange of shares of the Company's common stock on a one-for-one basis for shares of the Holding Company's common stock. Please refer to the Registration Statement of Corning Natural Gas Holding Corporation on the SEC's website (www.sec.gov) for more information regarding the holding company proposal and reorganization. The Registration Statement was declared effective as of September 30, 2013 by the SEC. In a special shareholder meeting on November 6, 2013, the proposal was approved by more than two-thirds of the Company's shareholders. The NYPSC endorsed the Certificate of Exchange on November 8, 2013, and it was filed with the New York Department of State to effect the exchange of each share of the common stock, par value $5.00 per share, of the Company into a share of common stock, par value $0.01 per share, of the Holding Company. The Holding Company incurred costs of $228,003 in moving to a holding company structure including expenses associated with the NYPSC approval process, SEC filings and other corporate matters.

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

On March 24, 2014 Leatherstocking Gas Company, filed a petition with the Pennsylvania Public Utility Commission a request for authorization to issue a commercial promissory note in the amount of $4,000,000. Commission action is expected in the second calendar quarter of 2014.

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

Page 22.

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

Page 23.
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

Item 4 - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2014, the Holding Company's management, with the participation of the Company's principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Holding Company's disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon the Holding Company's evaluation, the Holding Company's principal executive officer and principal financial officer each concluded that the Holding Company's disclosure controls and procedures are effective as of March 31, 2014.

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

Page 24.

PART II.

OTHER INFORMATION

Item 1. Legal Proceedings.

The Company has lawsuits pending of the type incurred in the normal course of business and that the Company believes that any potential losses should be covered by insurance and will not have a material impact on business.

Item 1A. Risk Factors.

Please refer to risk factors listed under 1A - "Risk Factors" of the Holding Company's Form 10-K for the fiscal year ended September 30, 2013, for disclosure relating to certain risk factors applicable to the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Holding Company entered into a series of stock purchase agreements selling to six investors an aggregate of 150,000 shares of common stock at a price of $16.40 per share. This private placement of common stock resulted in gross proceeds to the Holding Company of $2,460,000. A stock purchase agreement for 75,000 shares dated as of April 7, 2014, was entered into with the Article 6 Marital Trust under the First Amended and Restated Jerry Zucker Revocable Trust dated April 2, 2007 (the "Zucker Trust"). Closing was funded on or about April 9, 2014. Prior to this purchase, Anita G. Zucker, as trustee of the Zucker Trust, reported holding 214,451 shares of the Holding Company's common stock on a Schedule 13D dated September 24, 2012. As of April 15, 2014, the Holding Company entered into four separate Stock Purchase Agreements with QCI Asset Management LLC ("QCI") and four of its advisees for an aggregate of 70,000 shares of common stock held for the benefit of the accounts of those advisees managed by QCI. QCI also manages certain funds of the Holding Company. As of April 16, 2014, the Holding Company entered into a stock purchase agreement with Robert B. Johnston for 5,000 shares. Mr. Johnston is or may be deemed an affiliate of the Zucker Trust. The price of $16.40 per share was the same under each of the stock purchase agreements. Closing on these remaining 75,000 shares occurred on April 16, 2014. The proceeds will be used initially to reduce the outstanding balance on the Company's line of credit and in the long term to help fund the Company's capital projects.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information.

None

Item 6. Exhibits.

For the exhibits filed herewith or incorporated herein by reference, please see the Exhibit Index on page 27 of this report. The Exhibit Index is incorporated here by reference.

Page 25.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORNING NATURAL GAS CORPORATION

Date: May 15, 2014 By: /s/ Michael I. German

Michael I. German, Chief Executive Officer and President

(Principal Executive Officer)

Date: May 15, 2014 By: /s/ Firouzeh Sarhangi

Firouzeh Sarhangi, Chief Financial Officer and Treasurer

(Principal Financial and Accounting Officer)

Page 26.

Exhibit Index
Exhibit No.	Description

10.1	Letter of Commitment between the Company and Community Bank N.A. (incorporated by reference to
Exhibit 10.1 of the Holding Company's Current Report on Form 8K dated March 25, 2014)

10.2	Commercial Line of Credit Agreement between the Company and Community Bank N.A. (incorporated by reference to Exhibit 10.2 of the Holding Company's Current Report on Form 8K dated March 25, 2014)

10.3**	Stock Purchase Agreement between the Holding Company and Article 6 Marital Trust under the First
Amended and Restated Jerry Zucker Revocable Trust Dated April 2, 2007, dated April 7, 2014

10.4**	Stock Purchase Agreement between the Holding Company and the Retirement Plan for the L.S. Starret
Company with QCI Management, Inc., as Registered Investment Advisor dated April 14, 2014

10.5**	Stock Purchase Agreement between the Holding Company and DBH, LLC with QCI Asset Management, Inc., as Registered Investment Advisor dated April 14, 2014

10.6**	Stock Purchase Agreement between the Holding Company and Cold Spring Construction Profit Sharing
Plan with QCI Asset Management, Inc., as Registered Investment Advisor dated April 14, 2014

10.7**	Stock Purchase Agreement between the Holding Company and Timothy E. Delaney with QCI Asset
Management, Inc., as Registered Investment Advisor dated April 14, 2014

10.8**	Stock Purchase Agreement between the Holding Company and Robert B. Johnston dated April 16, 2014

31.1**	Certification of the Chief Executive Officer and President pursuant to 17 CFR Section 240.13a-14

31.2**	Certification of the Chief Financial Officer and Treasurer pursuant to 17 CFR Section 240.13a-14

32.1***	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section
1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101***	The following materials from the Corning Natural Gas Holding Corporation Quarterly Report on Form 10-Q
for the period ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language):

(i) the Consolidated Balance Sheets at March 31, 2014 and September 30, 2013,
(ii) the Consolidated Statements of Comprehensive Income for the three months and six months ended
March 31, 2014 and March 31, 2013,
(iii) the Consolidated Statements of Cash Flows for the six months ended March 31, 2014 and March 31, 2013, and
(iv) related notes to the Consolidated Financial Statements

As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of
Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 and
otherwise are not subject to liability under those sections.
____________
**Filed herewith
***Furnished herewith

Page 27.