Form 10-Q
period 2014-06-30
Corning Natural Gas Holding Corp
filed 2014-08-13
CIK 1582244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 000-00643

CORNING NATURAL GAS HOLDING CORPORATION

(Exact name of Registrant as specified in its charter)

New York	46-3235589
(State of incorporation)	(I.R.S. Employer Identification No.)

330 West William Street, Corning, New York 14830

(Address of principal executive offices) (Zip Code)

(607) 936-3755

(Registrant’s telephone number, including area code)

1

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☐ Smaller Reporting Company ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding as of August 13, 2014
Common Stock, $.01 par value	2,430,072

2

PART I.       FINANCIAL INFORMATION                                                                                                  Page

Item 1.      Financial Statements (Unaudited)                                                                          4

Item 2.      Management’s Discussion and Analysis of Financial

   Condition and Results of Operations                                                                      17

Item 4.      Controls and Procedures                                                                                       26

PART II.      OTHER INFORMATION

Item 1.      Legal Proceedings                                                                                                27

Item 1A.    Risk Factors                                                                                                        27

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds                                   27

Item 3.      Defaults upon Senior Securities                                                                             27

Item 4.      Mine Safety Disclosures                                                                                       27

Item 5.      Other Information                                                                                                 27

Item 6.      Exhibits                                                                                                              27

SIGNATURES                                                                                                                       28

Corning Natural Gas Holding Corporation (“Holding Company”) is a successor issuer to Corning Natural Gas Corporation (“Company”) as of November 12, 2013 as a result of a share-for-share exchange, creating a holding company structure. As of November 12, 2013, the Company is a wholly-owned subsidiary of Holding Company.

As used in this Form 10-Q, the terms “Company,” “Corning Gas”, “we,” “us,” and “our” mean Corning Natural Gas Corporation, unless the context clearly indicates otherwise. Except as otherwise stated, the information contained in this Form 10-Q is as of June 30, 2014.

3

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

Assets
	June 30, 2014	September 30, 2013
	(Unaudited)
Plant:
Utility property, plant and equipment	$65,589,037	$60,261,259
Less: accumulated depreciation	(19,244,071)	(18,013,229)
Total plant utility and non-utility, net	46,344,966	42,248,030

Investments:
Marketable securities available-for-sale at fair value	2,333,456	2,242,540
Investment in joint ventures	1,171,972	587,678
Total investments	3,505,428	2,830,218

Current assets:
Cash and cash equivalents	139,065	14,244
Customer accounts receivable, (net of allowance for
uncollectible accounts of $270,188 and $297,846)
respectively	2,634,025	1,727,562
Related party receivables	380,292	464,514
Gas stored underground, at average cost	1,789,861	2,254,463
Materials and supplies inventory	815,524	1,205,018
Prepaid expenses	1,256,908	848,701
Total current assets	7,015,675	6,514,502

Deferred debits and other assets:
Regulatory assets:
Unrecovered gas costs	—	387,288
Deferred regulatory costs	2,483,597	2,537,893
Unamortized debt issuance cost (net of accumulated
amortization of $575,184 and $536,117),
respectively	318,098	270,261
Other	211,970	230,408
Total deferred debits and other assets	3,013,665	3,425,850

Total assets	$59,879,734	$55,018,600

See accompanying notes to consolidated financial statements.

4

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

Liabilities and capitalization:	June 30, 2014	September 30, 2013
	(Unaudited)

Long-term debt, less current installments	11,899,181	13,460,781

Current liabilities:
Current portion of long-term debt	$2,414,307	$1,827,322
Borrowings under lines-of-credit	3,376,417	4,407,305
Accounts payable	2,482,395	2,087,927
Accrued expenses	486,421	507,952
Customer deposits and accrued interest	513,547	952,237
Dividends declared	327,265	282,595
Deferred income taxes	105,501	427,245
Total current liabilities	9,705,853	10,492,583

Deferred credits and other liabilities:
Deferred income taxes	1,935,910	150,859
Deferred compensation	1,511,224	1,545,747
Deferred pension costs & post-retirement benefits	5,973,892	5,610,221
Over-recovered gas costs	269,356	—
Other	793,917	366,478
Total deferred credits and other liabilities	10,484,299	7,673,305

Commitments and contingencies (Note 6 - Financing Activities)	—	—

Common stockholders' equity:
Common stock (common stock $.01 par
value per share. Authorized 3,500,000 shares;
issued and outstanding 2,426,085 shares at
June 30, 2014 and 2,262,654 at September 30, 2013)	24,261	22,626
Additional paid-in capital	25,972,181	23,309,764
Retained earnings	3,906,826	2,098,044
Accumulated other comprehensive loss	(2,112,867)	(2,038,503)
Total common stockholders' equity	27,790,401	23,391,931

Total liabilities and capitalization	$59,879,734	$55,018,600

See accompanying notes to consolidated financial statements.

5

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
Unaudited
	Three Months Ended		Nine Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Utility operating revenues	$5,620,685	$5,387,140	$22,767,702	$20,340,840
Natural gas purchased	1,865,616	1,752,896	9,303,816	7,721,482
Gross margin	3,755,069	3,634,244	13,463,886	12,619,358
Cost and expense
Operating and maintenance expense	1,754,900	1,687,647	5,396,101	5,318,720
Taxes other than income taxes	473,540	465,567	1,488,034	1,438,592
Depreciation	349,134	611,608	1,185,303	1,652,840
Other deductions, net	101,657	32,872	489,905	318,038
Total costs and expenses	2,679,231	2,797,694	8,559,343	8,728,190
Operating income	1,075,838	836,550	4,904,543	3,891,168
Other income and (expense)
Interest expense	(193,233)	(227,730)	(634,698)	(712,314)
Other expense	(9,010)	(7,247)	(20,176)	(23,189)
Other income	48,262	2,063	57,544	55,168
Investment income	26,400	21,936	41,318	101,394
(Loss) from joint ventures	(35,607)	(81,987)	(65,706)	(39,268)
Rental income	12,138	12,138	36,414	36,414
Net income from operations, before income tax	924,788	555,723	4,319,239	3,309,373
Income tax (expense), current	—	(12,369)	—	(37,107)
Income tax (expense), deferred	(375,229)	(155,262)	(1,593,905)	(1,013,828)
Total tax (expense)	(375,229)	(167,631)	(1,593,905)	(1,050,935)
Net income	549,559	388,092	2,725,334	2,258,438
Other comprehensive (loss)
Pension adjustment, net of tax	(65,796)	(94,129)	(197,388)	(282,386)
Net unrealized gain (loss) on securities available for sale	41,009	(39,315)	123,024	(33,830)
Total other comprehensive (loss)	(24,787)	(133,444)	(74,364)	(316,216)
Total comprehensive income	$524,772	$254,648	$2,650,970	$1,942,222
Weighted average earnings per share-
basic:	$0.23	$0.17	$1.18	$1.01
diluted:	$0.23	$0.17	$1.18	$1.01
Average shares outstanding – basic	2,401,964	2,239,906	2,312,663	2,235,386
Average shares outstanding – diluted	2,406,114	2,250,753	2,316,567	2,245,987
See accompanying notes to consolidated financial statements.
6

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
Unaudited
					Accumulated
			Additional		Other
	Number of	Common	Paid in	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Income	Total

Balances at September 30, 2013	2,262,654	$22,626	$23,309,764	$2,098,044	$(2,038,503)	$23,391,931

Issuance of common stock	163,431	1,635	2,662,417	—	—	2,664,052
Dividends declared			—	(916,552)		(916,552)

Comprehensive income:
Change in unrealized gain on
securities available for sale, net of
income taxes of $66,571		—	—	—	123,024	123,024
Minimum pension liability, net of
income taxes of $137,169		—	—	—	(197,388)	(197,388)
Net income		—	—	2,725,334	—	2,725,334

Balances at June 30, 2014	2,426,085	$24,261	$25,972,181	$3,906,826	$(2,112,867)	$27,790,401

See accompanying notes to consolidated financial statements.

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$2,725,334	$2,258,438
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	1,185,303	1,652,840
Amortization of debt issuance cost	102,499	34,265
Non-cash pension expense	751,944	807,355
Regulatory asset amortizations	209,358	209,358
Stock issued for services and stock option expense	106,031	187,984
(Gain) on sale of marketable securities	(55,848)	(44,316)
Deferred income taxes	1,593,905	1,013,828
Bad debt expense	168,679	150,675
Loss on joint ventures	65,706	39,267
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(990,920)	(1,418,806)
Gas stored underground	464,602	883,958
Materials and supplies inventories	389,494	257,506
7

Prepaid expenses	(408,207)	(354,948)
Unrecovered gas costs	387,288	1,041,075
Deferred regulatory costs	(155,062)	(1,048,829)
Other	18,438	(33,273)
Increase (decrease) in:
Accounts payable	394,468	398,381
Accrued expenses	(21,531)	(53,989)
Customer deposits and accrued interest	(438,690)	(469,575)
Deferred compensation	(34,523)	(100,022)
Deferred pension costs & post-retirement benefits	(716,259)	(638,649)
Other liabilities and deferred credits	696,824	(40,021)
Net cash provided by operating activities	6,438,833	4,732,502

Cash flows from investing activities:
Purchase of securities available-for-sale	(271,392)	(886,286)
Sale of securities available-for-sale	359,348	973,083
Investment in joint ventures	(650,000)	(181,000)
Capital expenditures	(5,282,239)	(3,851,288)
Net cash (used in) investing activities	(5,844,283)	(3,945,491)

Cash flows from financing activities:
Net proceeds (repayments) under lines-of-credit	(1,030,888)	701,583
Debt issuance cost expense	(150,336)	(3,302)
Cash received from sale of stock	2,465,348	10,796
Dividends paid	(779,238)	(745,849)
Proceeds under long-term debt	2,522,859	108,858
Repayment of long-term debt	(3,497,474)	(913,769)
Net cash (used in) financing activities	(469,729)	(841,683)
Net Increase(decrease) in cash	124,821	(54,672)

Cash and cash equivalents at beginning of period	14,244	70,083

Cash and cash equivalents at end of period	$139,065	$15,411

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$634,698	$712,314
Income taxes	$216,278	$115,984
Non-cash financing activities:
Dividends paid with shares	$92,673	$80,817
Number of shares issued for dividends	5,482	5,510

See accompanying notes to consolidated financial statements

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 – Basis of Presentation

Corning Natural Gas Holding Corporation (“Holding Company”) was incorporated in New York in July 2013 to serve as a holding company for Corning Natural Gas Corporation (the “Company” or “Corning Gas”) and Corning Natural Gas Appliance Corporation. On November 12, 2013, (the “Effective Date”), the creation of a holding company structure was effected and each outstanding share of Corning Gas was converted into one share of Holding Company and Corning Gas became a wholly-owned subsidiary of Holding Company. As a result of the exchange, Corning Gas ceased to be required to file reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Holding Company became subject to the reporting requirements under the Exchange Act. For periods commencing after November 12, 2013, the financial statements of Corning Gas and the other subsidiaries will be consolidated with the financial statements of Holding Company. After the Effective Date, Corning Gas distributed to Holding Company the shares of The Corning Natural Gas Appliance Corporation (“Appliance Corp.”) so that the Appliance Corp. is now a wholly owned subsidiary of Holding Company. The 50% ownership interests in our joint ventures, Leatherstocking Gas Company, LLC (“Leatherstocking Gas”) and Leatherstocking Pipeline Company, LLC (“Leatherstocking Pipeline”) were also distributed to Holding Company.

In addition, pursuant to the Exchange Agreement, upon completion of the Share Exchange, options to purchase Corning Gas’ common stock were converted into options to purchase the same number of shares of the Holding Company’s common stock, on the same terms. Rights under the Corning Gas Dividend Reinvestment Plan were similarly converted.

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

The consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Holding Company’s latest annual report on Form 10-K for the fiscal year ended September 30, 2013.

Our significant accounting policies are described in the notes to the Consolidated Financial Statements in the Holding Company’s Form 10-K for the year ended September 30, 2013, filed on December 27, 2013. It is important to understand that the application of generally accepted accounting principles in the United States of America involves certain assumptions, judgments and estimates that affect reported amounts of assets, liabilities, revenues and expenses. Thus, the application of these principles can result in varying results from company to company.

Because our business is highly seasonal in nature, sales for each quarter of the year vary and are not comparable. Sales vary depending on seasonal variations in temperature, although the Company’s weather normalization and revenue decoupling clauses in our latest NYPSC rate order serve to stabilize net revenue, by insulating it, to a large extent from the effects of unusual temperature variations and conservation.

It is the Holding Company’s policy to reclassify amounts in the prior year financial statements to conform to the current year presentation.

Deferred income tax assets and liabilities are netted between short term and long term for presentation on the balance sheet.

New Accounting Pronouncements Not Yet Adopted – In May 2014, the FASB issued new accounting guidance on revenue from contracts with customers. The new guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods and services to customers. The updated guidance will replace most existing revenue recognition guidance in GAAP when it becomes effective and permits the use of either a retrospective or cumulative effect transition method. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. We have not yet selected a transition method and we are currently evaluating the effect the updated standard will have on our consolidated financial statements and related disclosures.

Note 2 – Share Exchange

Pursuant to the Agreement and Plan of Share Exchange, dated September 12, 2013, between the Holding Company and Corning Gas (the “Exchange Agreement”), and the Certificate of Exchange, on the Effective Date, each issued and outstanding share of Corning Gas’ common stock, par value $5.00 per share, was converted into one share of the Holding Company’s common stock, par value $0.01 per share. The effect of this share exchange has been reflected retroactively in all periods presented. This resulted in a reclassification between Common Stock and Additional Paid in Capital of $11,323,855 as of June 30, 2014 and $11,290,644 as of September 30, 2013.

Note 3 – Major Customers

The Company has three major customers to which the Company delivers gas: Corning Incorporated, New York State Electric & Gas (“NYSEG”) and Bath Electric Gas & Water Systems (“BEGWS”). The loss of any of these customers could have a significant impact on the Company’s financial results. Total revenue and deliveries to these customers were as follows:

	Deliveries	Revenue
	Mcf	% of Total	Amount	% of Total
Corning Incorporated
Nine months ended June 30, 2014	1,793,430	24	$ 863,805	4
Nine months ended June 30, 2013	1,491,179	21	$ 752,020	4
NYSEG
Nine months ended June 30, 2014	2,443,511	32	$ 270,979	1
Nine months ended June 30, 2013	2,470,470	35	$ 265,666	1
BEGWS
Nine months ended June 30, 2014	538,348	7	$ 2,060,860	9
Nine months ended June 30, 2013	509,948	7	$ 1,834,314	9

Although Talisman Energy USA Incorporated is a significant customer, the Company does not deliver gas to it. The Company receives gas from several of Talisman Energy’s gathering systems and wells, and transports its gas through our system. Therefore, it is excluded from this table. Revenues are recognized as local production revenues in utility operating revenues and represent less than 5% of revenue during the nine months ended June 30, 2014 and 2013.

Note 4 – Other Comprehensive Income (Loss)

Other comprehensive income (loss) (or “OCI”) is comprised of unrealized gains or losses on securities available for sale as required by FASB ASC 320 and pension liability adjustments as required by FASB ASC 715.

Note 5 - Pension and Other Post-retirement Benefit Plans

Components of Net Periodic Benefit Cost:

Pension Benefits	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Service Cost	$77,819	$98,979	$233,456	$296,937
Interest Cost	201,622	178,766	604,867	536,297
Expected return on plan assets	(231,590)	(221,641)	(694,771)	(664,922)
Amortization of prior service cost	2,687	3,557	8,062	10,671
Amortization of net (gain) loss	108,832	155,983	326,495	467,950
Net periodic benefit cost	$159,370	$215,644	$478,109	$646,932

Other Benefits	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Service Cost	$4,024	$4,321	$12,072	$12,964
Interest Cost	13,171	11,556	39,512	34,667
Expected return on plan assets	—	—	—	—
Amortization of prior service cost	887	887	2,660	2,660
Amortization of net (gain) loss	(5,994)	(3,886)	(17,983)	(11,657)
Net periodic benefit cost	$12,088	$12,878	$36,261	$38,635

Contributions

The Company expects to contribute $1.0 million to its Pension Plan and $65,000 to its other Post Retirement Benefit Plan in fiscal year 2014. A total of $729,579 has been paid to the Pension Plan for the first nine months of this fiscal year.

Note 6 – Financing Activities

On September 3, 2013, the Company refinanced approximately $7.8 million of its existing indebtedness with M&T Bank (“M&T”) and obtained $4.0 million in new financing from M&T. The Company entered into the following two notes in favor of M&T, which are in replacement of and in substitution for (a) a $6 million loan agreement and note with M&T, dated as of March 4, 2010, that had an interest rate of 6.5%, and (b) a note, dated as of October 27, 2010, executed by the Company in favor of M&T in the original principal amount of approximately $1.8 million that had an interest rate of 5.76%:

  A Replacement Multiple Disbursement Term Note, dated September 3, 2013, in the original principal amount of $4.8 million. As collateral, the Company granted M&T a security interest in all fixed assets and equipment, contract rights, easements, right of ways, etc. of the Company. Until October 31, 2013, the note was payable as
11

  interest only at an interest rate equal to 3.25% above one-month LIBOR, adjusted daily. On October 31, 2013, the note converted to a permanent loan payable over five years in equal monthly installments of principal and interest of $85,247. The interest rate on this note during the permanent loan period is 4.20%. The total amount borrowed under this agreement was $4,599,690.
  A Replacement Term Note, dated September 3, 2013, in the original principal amount of $3.0 million that bears interest at a fixed rate of 4.51%. As collateral, the Company granted M&T a security interest in all fixed assets and equipment, contract rights, easements, right of ways, etc. of the Company. The note is payable over five years in equal monthly installments of principal and interest of $56,028. The note in the original principal amount of $3.0 million is also secured by a Mortgage dated May 7, 2008, in the amount of $3.0 million on the Company's principal place of business.

The Company also entered into a Multiple Disbursement Term Note with M&T, dated as of September 3, 2013, in the original principal amount of $4.0 million, the proceeds of which will be used to fund construction projects related to furnishing natural gas within the Company's service area. As collateral, the Company granted M&T a security interest in all fixed assets and equipment, contract rights, easements, right of ways, etc. of the Company. Until November 30, 2013, the note was payable as interest only at an interest rate equal to the rate in effect each day as announced by M&T Bank as its prime rate of interest. On November 30, 2013, the note converted to a permanent loan payable over five years in equal monthly installments of principal and interest of $23,438 calculated on a ten-year amortization schedule with a balloon payment equal to outstanding principal and interest due at loan maturity. The interest rate on this note during the permanent loan period is 4.18% and the loan will mature on December 3, 2018. The Company drew $2.3 million before the note converted to a permanent loan.

On October 4, 2013, the Company repaid in full the $1,966,469 in outstanding principal, accrued interest and premium owed under its 7.9% Unsecured Senior Notes, dated as of September 1, 1997 (the "Senior Notes"), as amended, which had an original aggregate principal amount of $4.7 million and were held by Great West Life & Annuity Insurance Company ("Great West"). As a result of the repayment, all of the Company's obligations with respect to the Senior Notes have been completed and the Senior Notes and the Intercreditor and Collateral Agency Agreement among Manufacturers and Traders Trust Company, as collateral agent and bank lender, and Great West, dated December 1, 2009, terminated in accordance with their respective terms. The Company funded the repayment of the Senior Notes with proceeds from the $4.8 million of new financing from M&T (see above for more information).

On March 25, 2014, the Company refinanced its line of credit agreement with Community Bank N.A. (“Community Bank”) in the amount of $8.5 million. This line replaces the Company’s $8 million revolving line that expired on April 1, 2014 and the new line expires on April 1, 2015. The interest rate will be calculated as the 30-day Libor Rate plus 2.8%. As security for the Company’s line of credit, Community Bank has a purchase money interest in all of our natural gas purchases utilizing funds advanced by Community Bank under the line-of-credit agreement and all proceeds of sale of the gas to customers and related accounts receivable. Under the terms of this line the Company is required to maintain a debt to tangible net worth ratio of less than 2.5 to 1 and a debt service coverage ratio of 1.1 to 1. The balance on this line as of June 30, 2014 was $3.4 million with an interest rate of 2.9510%.

The Company is in compliance with all of our loan covenants as of June 30, 2014.

Note 7 - Fair Value of Financial Instruments

The Holding Company has determined the fair value of debt and other financial instruments using a valuation hierarchy. The hierarchy, which prioritizes the inputs used in measuring fair value, consists of three levels. Level 1 uses observable inputs such as quoted prices in active markets; Level 2 uses inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, which is defined as unobservable inputs in which little or no market data exists, requires the Holding Company to develop its own assumptions. The carrying amount of debt on the Consolidated Balance Sheets approximates fair value as a result of instruments bearing interest rates that approximate current market rates for similar instruments, and the carrying amounts for cash, accounts receivable and accounts payable approximate fair value due to their short-term nature. Investment assets, which fund the Company’s deferred compensation plan, are valued based on Level 1 inputs.

The Holding Company has determined the fair value of certain assets through application of FASB ASC 820 “Fair Value Measurements and Disclosures”.

Fair value of assets and liabilities measured on a recurring basis at June 30, 2014 and September 30, 2013 is as follows:

Fair Value Measurements at Reporting Date Using:

	Fair Value	Quoted Prices In Active Markets for Identical Assets/Liabilities (Level 1)	Level 2	Level 3
June 30, 2014
Available-for-sale securities	$2,333,456	$2,333,456	0	0

September 30, 2013
Available-for-sale securities	$2,242,540	$2,242,540	0	0

Gains and losses included in earnings for the periods reported in investment income as follows:

Investment Income
	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013

Total gains included in earnings	$26,400	$21,936	$41,318	$101,394

Financial assets and liabilities valued using level 1 inputs are based on unadjusted quoted market prices within active markets.

Note 8 – Common Stock and Dividends

For the nine months ended June 30, 2014 there was a total of 163,431 shares of common stock issued for approximately $2.5 million of cash, $.1 million of services and $.1 million of DRIP (dividend reinvestment program) shares. There were 6,750 shares issued to directors, 900 shares issued to officers of the Company, 299 shares issued to Carl Hayden, officer of Leatherstocking Gas, and Leatherstocking Pipeline, 5,482 of DRIP shares and 150,000 shares issued to various investors (see Note 11 – Private Placement of Common Stock below).

Dividends are accrued when declared by the board of directors. At its regular meeting on February 12, 2013, the board of directors approved an increase in the quarterly dividend to $.125 a share. This dividend was paid on January 15, 2014 to shareholders of record on December 31, 2013. At its regular meeting on February 20, 2014, the board of directors approved an increase in the quarterly dividend to $.135 a share. This dividend was paid on April 15, 2014 to shareholders of record on March 31, 2014. For the quarter ended June 30, 2014, $327,265 has been accrued for dividends paid on July 15, 2014 to shareholders of record on June 30, 2014.

As of November 12, 2013, the Holding Company registered 129,004 shares of common stock with a par value of $.01 per share for a dividend reinvestment program. Under this program 2,117 shares, 1,594 shares and 1,737 have been issued during the quarters ended December 31, 2013, March 31, 2014 and June 30, 2014, respectively.

At a special meeting on December 2, 2013, the board of directors of the Company approved the payment and transfer of a dividend of $1.5 million to the Holding Company for the quarter ended December 31, 2013, payable on the same day.

Note 9 – Leatherstocking Companies

After implementation of the holding company structure, the interests of the Appliance Corp., in Leatherstocking Gas Company, a joint venture with Mirabito Regulated Industries were transferred to the Holding Company. This joint venture is currently moving forward on expansions to several areas in the northeast. The Holding Company and Mirabito Regulated Industries each own 50% of the joint venture and each appoints three managers to operate Leatherstocking Gas. The seventh manager is a neutral manager agreed to by the Holding Company and Mirabito Regulated Industries who is not an officer, director, or employee of either company, currently Carl T. Hayden. The current managers are Joseph P. Mirabito, John J. Mirabito and William Mirabito from Mirabito Regulated Industries; Matthew J. Cook, Michael I. German and Russell S. Miller from the Company; and Carl T. Hayden as the neutral manager. Michael I. German is the Chief Executive Officer and President of the Holding Company and is also a stockholder and current board member of the Holding Company. Joseph P. Mirabito and William Mirabito are stockholders and current board members of the Holding Company. Mirabito Holdings, Inc. an affiliate of the co-venturer, holds more than 5% of the outstanding shares of the Company. Leatherstocking Gas has received franchises from the Village and Town of Sidney, Village and Town of Bainbridge, Village and Town of Windsor and Village and Town of Unadilla and the Village and Town of Delhi in New York. In addition, Leatherstocking Gas has acquired sixteen franchises in Susquehanna and Bradford Counties, Pennsylvania. Leatherstocking Gas has met with potential customers and public officials, as well as attended public hearings, and believes there is significant interest in acquiring gas service. On July 25, 2013, Leatherstocking Gas signed a loan agreement with Five Star Bank for $1.5 million to finance the construction in Bridgewater, Pennsylvania. This Line of Credit agreement was finalized when it was filed with the Pennsylvania Department of Transportation on July 30, 2013 and increased to $1.8 million before converting to a long-term note. Construction in the Township of Bridgewater began in July 2013 and Leatherstocking Gas began serving customers in October 2013. Construction of the Borough of Montrose system started this spring and construction is anticipated to commence in the Township of Dimock system this fall.

The interests in Leatherstocking Pipeline, which was formed with the same structure and managers as Leatherstocking Gas, were also transferred to the Holding Company. Leatherstocking Pipeline is an unregulated company whose purpose is to serve one customer in Lawton, Pennsylvania. In the spring and summer of 2012, Leatherstocking Pipeline built and placed in service facilities to serve that customer.

The investment and equity in both companies (collectively, “Joint Ventures”) has been recognized in the consolidated statements. The Holding Company has accounted for its equity investment using the equity method of accounting based on the guidelines established in FASB ASC 323. In applying the guidance of FASB ASC 323, the Holding Company recognized the investment in the Joint Ventures as an asset at cost. The investment will fluctuate in future periods based on the Holding Company’s allocable share of earnings or losses from the Joint Ventures which is recognized through earnings.

The following table represents the Holding Company’s investment activity in the Joint Ventures for the nine months ended June 30, 2014 and by the Appliance Corp. for the nine months ended June 30, 2013:

	2014	2013

Beginning balance in investment in joint ventures	$587,678	$349,193
Investment in joint ventures during nine months ended June 30	650,000	181,000
Income (loss) in joint ventures during nine months ended June 30	(65,706)	(39,268)
Ending balance in joint ventures	$1,171,972	$490,925

At June 30, 2014, the Joint Ventures had combined assets of $5 million and combined liabilities of $2.6 million and combined assets of $3.4 million and combined liabilities of $2.3 million at September 30, 2013. The Joint Ventures had combined net losses of $131,412 and $79,256 for the nine months ended June 30, 2014 and June 30, 2013, respectively.

Note 10 – Effective Tax Rate

Income tax expense for the nine months ended June 30 is as follows:

	2014	2013
Current	$0	$37,107
Deferred	1,593,906	1,013,828
Total	$1,593,906	$1,050,935

Actual income tax expense differs from the expected tax expense (computed by applying the federal corporate tax rate of 34% and state tax rate of 7.1% to income before income tax expense) as follows:

	2014	2013
Expected federal tax expense	$1,468,541	$1,125,187
State tax expense (net of federal)	$202,400	$155,077
Other, net	(77,035)	(229,329)
Actual tax expense	$1,593,906	$1,050,935

Note 11 – Private Placement of Common Stock

The Holding Company entered into a series of stock purchase agreements selling to six investors an aggregate of 150,000 shares of common stock at a price of $16.40 per share. This private placement of common stock resulted in gross proceeds to the Holding Company of $2,460,000. A stock purchase agreement for 75,000 shares dated April 7, 2014, was entered into with the Article 6 Marital Trust under the First Amended and Restated Jerry Zucker Revocable Trust dated April 2, 2007 (the "Zucker Trust"). Closing was funded on or about April 9, 2014. Prior to this purchase, Anita G. Zucker, as trustee of the Zucker Trust, reported holding 214,451 shares of the Holding Company's common stock on a

Schedule 13D dated September 24, 2012. On April 15, 2014, the Holding Company entered into four separate Stock Purchase Agreements with QCI Asset Management LLC ("QCI") and four of its advisees for an aggregate of 70,000 shares of common stock held for the benefit of the accounts of those advisees managed by QCI. QCI also manages certain funds of the Holding Company and subsidiaries. On April 16, 2014, the Holding Company entered into a stock purchase agreement with Robert B. Johnston for 5,000 shares. Mr. Johnston is or may be deemed an affiliate of the Zucker Trust. The price of $16.40 per share was the same under each of the stock purchase agreements. Closing on these remaining 75,000 shares occurred on April 16, 2014. The proceeds were used initially to reduce the outstanding balance on the Company’s line of credit and in the long term to help fund the Company’s capital projects.

Note 12 – Subsequent Events

On July 3, 2014, the Company entered into a Multiple Disbursement Term Note and Credit Agreement in the amount of $3,796,000 with M&T. As collateral, the Company granted M&T a security interest in all fixed assets and equipment, contract rights, easements, right of ways, etc. of the Company. From July 3, 2014 to November 29, 2014 (“Draw Period”), the Note will be payable as interest only at the prime interest rate in effect at time of draw. On November 30, 2014 the Note will convert to a permanent loan payable monthly for five years at an interest rate of 2.75 percentage points above the sum of the yield on United States Treasury Obligations to a constant maturity of five years plus the “ask” side of the five-year LIBOR swap. The monthly repayment amount will be calculated on a ten year amortization schedule. A final payment equal to the outstanding principal and interest will be due on the maturity date. The purpose of this Note is to fund construction projects in our New York Public Service Commission (“NYPSC”) mandated repair/replacement program for 2014. There are three financial covenants that are required to be measured annually and we believe we will be in compliance with these covenants at year end.

Also on July 3, 2014, the Company entered into a Term Note and Credit Agreement with M&T in the amount of $615,000. As collateral, the Company granted M&T a security interest in all fixed assets and equipment, contract rights, easements, right of ways, etc. of the Company. Interest on this note will be a fixed rate of 4.49%. The monthly payments will be $6,371 with a final balloon payment due at loan maturity in July 2019. The purpose of this note is to refinance costs associated with 2013 mandated repair/replacement projects. There are three financial covenants that are required to be measured annually and we believe we will be in compliance with these covenants at year end.

On July 15, 2014, at its regular meeting, the board of directors of the Holding Company expanded the size of the Board from seven to eight directors as provided in its By-Laws and elected Robert B. Johnston to fill the newly created vacancy to serve until the next annual meeting of shareholders and until his replacement has been elected and qualified. The board of directors also determined that Mr. Johnston was an independent director. He has not been given any committee assignments by the board at this time. The board determined that Mr. Johnston's extensive experience as a senior officer and director of publicly-traded and closely-held companies in the U.S., Canada and Ireland give him the experience and perspective to provide valuable insights to the board of directors. Mr. Johnston is currently Executive Vice President and Chief Strategy Officer of The InterTech Group, Inc., an affiliate of which owns 289,451 shares of the Corporation's common stock (approximately 12% of the outstanding shares based on Amendment No.2 to Schedule 13D filed on April 23, 2014 by Anita G. Zucker, the trustee of the Zucker Trust). Anita G. Zucker is also the Chairperson and Chief Executive Officer of The InterTech Group, Inc. On April 16, 2014, Mr. Johnston purchased 5,000 shares of the Holding Company’s common stock at a price of $16.40 in the previously disclosed private placement of 150,000 shares of the Holding Company's common stock. The Zucker Trust purchased 75,000 shares in that private placement.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Corning Natural Gas Holding Corporation (the “Holding Company”) was incorporated in New York in July 2013 to serve as a holding company for Corning Natural Gas Corporation (the “Company” or “Corning Gas”) and Corning Natural Gas Appliance Corporation (the “Appliance Corp.”). On November 12, 2013, (the “Effective Date”), the creation of a holding company structure was effected and each outstanding share of Corning Gas was converted into one share of Holding Company and Corning Gas became a wholly-owned subsidiary of Holding Company. As a result of the exchange, Corning Gas ceased to be required to file reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Holding Company became subject to the reporting requirements under the Exchange Act. For periods commencing after November 12, 2013, the financial statements of Corning Gas and the other subsidiaries will be consolidated with the financial statements of Holding Company. After the Effective Date, Corning Gas distributed to Holding Company the shares of the Appliance Corp. so that the Appliance Corp. is now a wholly owned subsidiary of Holding Company. The 50% ownership interests in our joint ventures Leatherstocking Gas Company, LLC “Leatherstocking Gas”) and Leatherstocking Pipeline Company, LLC (“Leatherstocking Pipeline”) were also distributed to Holding Company.

In addition, pursuant to the Exchange Agreement, upon completion of the Share Exchange, options to purchase Corning Gas’ common stock were converted into options of the Holding Company to purchase the number of shares of the Holding Company’s common stock, on the same terms. Rights under the Corning Gas Dividend Reinvestment Plan were similarly converted.

The Holding Company’s primary business is natural gas distribution. Corning Gas, our principal subsidiary, serves approximately 15,000 customers through 425 miles of pipeline in the Corning, Hammondsport and Virgil, New York areas. The market for natural gas in our traditional service territory is relatively saturated and, therefore, has limited growth potential. However, growth opportunities do exist in extending our mains to areas adjacent or reasonably close to areas we currently serve. In addition, the Company continues to see expansion opportunities in the commercial and industrial markets. One of our largest customers, Corning Incorporated, is adding additional manufacturing capacity in our service area that should increase our revenue and margins. Several new institutional and commercial facilities have been announced in our service territory. For example, the following projects are moving forward: a new hospital, two local motels and a large expansion to a local museum. A new math/science high school opened in the fall of 2012 and a new dormitory for the local community college opened in spring 2013. We also completed a project to provide service to a large asphalt plant in May 2012.

We believe that one of our most promising growth opportunities for both revenues and margins is increasing connection with local gas production sources. We completed a pipeline (Line 13) to Marcellus Shale gas in Pennsylvania in 2009. In 2010 we upgraded portions of Lines 4, 7 and 13 to increase our capacity to transport local production gas via Line 13. We have completed a compressor station that is working in conjunction with our pipeline upgrades to transport gas on our system and into the interstate pipeline system. These projects have significantly increased throughput and margins.

In addition, the Holding Company has interests in two joint ventures, Leatherstocking Gas and Leatherstocking Gas Pipeline, to pipe gas to areas of the northeast currently without gas service. The Company has contracts with Corning Incorporated and Woodhull Municipal Gas Company, a small local utility, to provide maintenance service on their gas lines.

We continue to focus on improving the efficiency of our operations and making capital investments to improve our infrastructure. Our infrastructure improvement program has concentrated on the replacement of older distribution mains and customer service lines. In fiscal 2013 we exceeded our goals and replaced 8 miles of pipe and 378 services. We have begun work on the systematic replacement of at least 8 miles of bare steel pipe and 400 bare steel services for 2014. We have constructed approximately 5 miles of new pipe to interconnect Line 15 with Crestwood Storage in the Town of Bath. Line 15 is the high pressure distribution main that provides gas supply to the Villages of Bath and Hammondsport and the Towns of Urbana and Bath, New York. Additionally the Company accomplished its goal of ending the calendar year 2013 with 10 or fewer incomplete repairable leaks.

We believe our key performance indicators are net income, stockholders’ equity and the safety of our system. For the three months and nine months ended June 30, 2014, net income increased by $161,467 and $466,896, respectively compared to the same periods in 2013 mainly due to the rate increase and higher throughput associated with colder weather, offset in part by higher income taxes. Because the Holding Company’s principal operations are conducted through Corning Gas, a regulated utility company, stockholders’ equity is an important performance indicator. The NYPSC allows us to earn a just and reasonable return on stockholders’ equity as determined under applicable regulations. Stockholders’ equity is, therefore, a precursor of future earnings potential. For the 2014 fiscal year to date, stockholders’ equity increased from $23,391,931 to $27,790,401. We plan to continue our focus on building stockholders’ equity. Safety and efficiency indicators include leak repair, main and service replacements and customer service metrics. In fiscal year 2014 to date, we have spent $5.3 million on reliability projects and safety-related infrastructure improvements. For the first nine months of fiscal 2014 Corning Gas repaired 402 leaks, replaced 257 bare steel services and replaced 29,274 feet of bare steel main.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013

Net Income	$549,559	$388,092	$2,725,334	$2,258,438

Shareholders' equity	$27,790,401	$22,370,714	$27,790,401	$22,370,714

Shareholders' equity per weighted average share	$11.57	$9.99	$12.02	$10.01

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

Utility operating revenues increased $233,545 during the three months ended June 30, 2014 and $2.4 million in the nine months ended June 30, 2014, compared to the same periods last year due to the rate increases that became effective in May 2013 and May 2014 and higher throughput due to colder weather. Local production revenues declined because part of our monthly volumetric charge is now being recognized as a deferral due to customers per the last rate case. In November 2013, the compressor station and related assets were fully depreciated, so going forward, 80% of the payments from producers are no longer recognized as revenue and depreciation expense. Other utility revenue stayed relatively flat for this fiscal year compared to last fiscal year in both periods.

The following table summarizes our operating revenue:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Retail revenue:
Residential	$3,296,386	$2,952,702	$13,281,012	$11,243,626
Commercial	548,466	455,078	2,269,180	1,830,915
Industrial	24,633	24,470	72,991	73,035
Transportation	890,283	863,964	3,599,819	3,399,931
Total retail revenue	4,759,768	4,296,214	19,223,002	16,547,507
Wholesale	399,000	400,384	2,221,976	1,987,922
Local Production	241,096	461,917	671,167	1,169,735
Other utility revenues	220,821	228,625	651,557	635,676
Total utility operating revenue	$5,620,685	$5,387,140	$22,767,702	$20,340,840

The following tables further summarize other utility revenues on the operating revenue table:

	Three months ended June 30,		Nine months ended June 30,
	2014	2013	2014	2013
Other utility revenues:
Customer discounts forfeited	$45,689	$33,877	$100,791	$73,714
Reconnect fees	1,200	1,160	3,680	2,900
Other gas revenues	171,539	190,581	539,502	550,293
Surcharges	2,393	3,007	7,584	8,769
Total other utility revenues	$220,821	$228,625	$651,557	$635,676

	2014	2013	2014	2013
Other gas revenues:
DRA carrying costs	$1,855	$1,191	$4,594	$5,581
DRA reconciliation	—	—	62,909	1
Monthly RDM amortizations	74,576	8,418	91,739	33,647
Annual RDM reconciliation	—	(1,811)	—	(1,811)
Annual MFC reconciliation	—	(62,653)	—	(62,653)
Contract customer target reconciliation	95,108	97,249	380,260	412,273
Local production reconciliation	—	148,187	—	148,187
LAUF incentive reconciliation	—	—	—	15,069
	$171,539	$190,581	$539,502	$550,293

Gas purchases are our largest expense. Purchased gas expense increased $112,720 for the three months ended June 30, 2014 and $1.6 million for the nine months ended June 30, 2014, compared to the same periods last year, due primarily to higher volumes purchased for the period.

Margin (the excess of utility operating revenues over the cost of natural gas purchased) percentage decreased .65% for the three months ended June 30, 2014 and 2.9% for the nine months ended June 30, 2014, compared to the same periods last year, primarily because of higher cost for volumes purchased.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013

Utility operating revenues	$5,620,685	$5,387,140	$22,767,702	$20,340,840

Natural gas purchased	1,865,616	1,752,896	9,303,816	7,721,483

Margin	$3,755,069	$3,634,244	$13,463,886	$12,619,357

Margin %	66.81%	67.46%	59.14%	62.04%

Operating and Interest Expenses

Operating and maintenance expense increased $67,253 for the three months ended June 30, 2014, compared to the same quarter of fiscal 2013, mainly because of the timing for certain annual purchases and increases in insurance costs. Operating and maintenance expense increased $77,381 for this year to date, compared to last year, mainly due to increases in insurance costs. Depreciation expense decreased by $262,474 for the three months ended June 30, 2014 and $467,537 for the nine months ended June 30, 2014, compared to the same periods in 2013, mainly due to decreased depreciation with respect to the Company’s compressor station and related assets. In November 2013, the compressor station and related assets were fully depreciated, so going forward, 80% of the payments from producers are no longer recognized as depreciation expense because the Company was recording depreciation in the amount of revenue earned which is consistent with public accounting. Interest expense showed a decrease of $34,497 for the quarter and $77,616 for the year to date from fiscal 2014 to 2013 due to loan consolidations at better interest rates.

Net Income

For the three months and nine months ended June 30, 2014, net income increased by $161,467 and $466,896, respectively, compared to the same periods in 2013, mainly due to the rate increases in May of 2013 and 2014, and higher throughput associated with colder weather (firm sales (non-transportation) volumes were higher by 42,211 MCF’s for the three months ended June 30, 2014 and 55,814 MCF’s for the nine months ended June 30, 2014).

Liquidity and Capital Resources

Capital expenditures are the principal use of internally generated cash flow. As part of the rate plan adopted by the NYPSC in its April 20, 2012 order in Case 11-G-0280 discussed below, we have estimated capital expenditures to upgrade our distribution system of approximately $5.0 million in calendar 2014 and approximately $4.0 million in each calendar year from 2015 to 2017. We expect to finance these planned capital expenditures with a combination of cash provided by operations and issuance of additional long-term debt and equity. In fiscal year 2014 to date, we have spent approximately $5.3 million on projects and safety-related infrastructure improvements. This, in conjunction with our growth projects, creates liquidity pressure on the Company. We anticipate that our aggressive capital construction program will continue to require the Company to raise new debt and/or equity. In July the Company closed on a new multiple disbursement note to help fund future fixed asset purchases. In addition, our investment in Leatherstocking Gas will require capital contributions of approximately $1 million a year for the next three years as it builds its new gas distribution system.

Internally generated cash from operating activities consists of net income, adjusted for non-cash expenses, and changes in operating assets and liabilities. Non-cash items include depreciation and amortization; gain on investment and deferred income taxes. Over or under-recovered gas costs significantly impact cash flow. In addition, there are significant year-to-year changes in regulatory assets and liabilities that impact cash flow. The Company’s cash flow is seasonal. Out flows are the highest in the summer and fall months when we refill gas storage and conduct our construction programs. Our cash receipts are highest during the heating season.

Cash flows from financing activities consist of repayment of long-term debt, new long-term borrowing, borrowings and repayments under our lines-of-credit and equity issuances. For our consolidated operations, we have an $8.5 million revolving line of credit with an interest rate calculated as the 30-day LIBOR plus 2.8%. This line expires on April 1, 2015. The amount outstanding under this line on June 30, 2014 was approximately $3.4 million with an interest rate of 2.9510%. Our lender has a purchase money security interest in all our natural gas purchases utilizing funds advanced by the bank under the credit agreement and all proceeds of sale and accounts receivable from the sale of that gas. We rely heavily on our credit lines to finance the purchase of gas that we place in storage and finance our accounts receivable.

We have approximately $14.3 million in long term debt outstanding including current year installments as of June 30, 2014. We repaid $3.5 million in the first nine months of fiscal 2014 consistent with the requirements of our debt instruments and refinancing activities.

The Company is in compliance with all of our loan covenants as of June 30, 2014.

During this quarter, we mainly injected gas into storage and, as of June 30, 2014, had a balance of approximately $1.8 million worth of gas in storage. During the next quarter, we will also be injecting gas into storage to supply our customers for the next winter season.

The Holding Company entered into a series of stock purchase agreements selling to six investors an aggregate of 150,000 shares of common stock at a price of $16.40 per share. This private placement of common stock resulted in gross proceeds to the Holding Company of $2,460,000. A stock purchase agreement for 75,000 shares dated as of April 7, 2014, was entered into with the Article 6 Marital Trust under the First Amended and Restated Jerry Zucker Revocable Trust dated April 2, 2007 (the "Zucker Trust"). Closing was funded on or about April 9, 2014. Prior to this purchase, Anita G. Zucker, as trustee of the Zucker Trust, reported holding 214,451 shares of the Holding Company's common stock on a Schedule 13D dated September 24, 2012 and amended on April 23, 2014 to show ownership of 289,481 (approximately 12% of the outstanding shares as of August 13, 2014). As of April 15, 2014, the Holding Company entered into four separate Stock Purchase Agreements with QCI Asset Management LLC ("QCI") and four of its advisees for an aggregate of 70,000 shares of common stock held for the benefit of the accounts of those advisees managed by QCI. QCI also manages certain funds of the Holding Company. As of April 16, 2014, the Holding Company entered into a stock purchase agreement with Robert B. Johnston for 5,000 shares. Mr. Johnston is or may be deemed an affiliate of the Zucker Trust. The price of $16.40 per share was the same under each of the stock purchase agreements. Closing on these remaining 75,000 shares occurred on April 16, 2014. The proceeds were initially used to reduce the outstanding balance on the Company’s line of credit and in the long term to help fund the Company’s capital projects.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Regulatory Matters

The Company’s business is regulated by the NYPSC, among other agencies.

On November 17, 2010, Bath Electric Gas & Water Systems (BEGWS), a natural gas customer of the Company, filed a petition with the NYPSC in Case 10-G-0598 that claimed BEGWS was overbilled for gas by the Company. BEGWS asserted that the Company's meters registered 2.94% more gas than was actually delivered to BEGWS from 2004 through 2010. Based on its calculations, BEGWS requested that the NYPSC order the Company to refund approximately $1.2 million for overcharges and interest. The Company conducted a comprehensive review of the BEGWS claim. The Company believes that its meters and the resulting bills have been accurate. On January 26, 2011, the Company responded that its preliminary review of its billing data and gas cost reconciliation to the NYPSC shows that the Company has already credited BEGWS the amount in the claim. In testimony filed by its consultants on July 8, 2011, BEGWS acknowledged receipt of the amount in the claim but raised new claims not in the original petition. BEGWS now asserts that the Company owes it a refund of $345,747. The Company contested the testimony filed on July 8, 2011. The Company and BEGWS met with the NYPSC Staff on July 11, 2011, to discuss findings to date on the petition. The meter investigation associated with the petition is ongoing. BEGWS and the Company met in Albany, New York, for a technical conference on May 15, 2013. The purpose of the meeting was to determine if any of the contested issues in this proceeding could be settled. The parties did not resolve any of the contested issues at the meeting, but are continuing settlement discussions and we anticipate a satisfactory settlement of this issue.

On May 24, 2011, the Company filed Case 11-G-0280, a base rate case that requested an increase in revenues of $1,429,281 (or 6.63% on an overall bill rate basis) in the 12 months ending April 30, 2013, (the Rate Year) and by the same dollar amount in the two succeeding 12-month periods (ending April 30, 2014, and April 30, 2015). On January 13, 2012 the Company, the Staff of the NYPSC and other intervenor parties filed a Joint Proposal (the “Proposal”) with the NYPSC to resolve all issues in the rate case. The Proposal provided for revenue increases to the Company’s rates in the first year (May 1, 2012 to April 30, 2013) of $944,310; in year two (May 1, 2013 to April 30, 2014) of $899,674; and in year three (May 1, 2014 to April 30, 2015) of $323,591. The Proposal also provided the Company the opportunity to earn $545,284 from local production before sharing, a 118% increase from the $250,000 allowed previously. The Proposal also provided for property tax reconciliation, treatment of future local production investment, cost allocations to the Company’s new Leatherstocking operations, consolidation of the three divisional rate tariffs into a single rate tariff and recovery of forecasted capital and operation and maintenance costs for the period May 1, 2012 to April 30, 2015. The rates are based on a 9.5% return on equity. The cumulative potential revenue increases over the three years total $4,955,869. On April 20, 2012 the NYPSC issued a final order in the case accepting the Proposal, with rates effective May 1, 2012. In the order the NYPSC directed the Company and the other parties to the case, including Staff, to collaborate on a code of conduct for the Company and its affiliates. This code of conduct was used until a more comprehensive code of conduct was established in conjunction with the establishment of a holding company structure for the Company and its affiliates, as requested in Case 12-G-0141 discussed below. On October 18, 2012, the NYPSC issued an order adopting affiliate standards that included certain restrictions, among them a prohibition on the sharing of distribution company employees other than specified officers with Company affiliates. Pursuant to that order, these standards remained in place until they were modified when the NYPSC issued an order on the Company’s request to establish a holding company structure (Case 12-G-0141). The second year rate increase of $899,674 provided for in Case 11-G-0280 became effective on May 1, 2013. On August 28, 2013, the Company filed the excess earning, net plant, property tax and large customer reconciliations required by the Joint Proposal for the first rate year (the twelve months ended April 30, 2013). The earned equity return for ratemaking purposes in the first rate year is 9.71%, below the sharing threshold of 10.25%. The net plant over collection for the first rate year is $108,017. The amount due customers will be determined at the end of the third rate year (twelve months ended April 30, 2015). The property tax under-collection for the period amounted to $284,504. The Company estimates that the under-collection at the end of the third rate year would be a minimum of $853,512. In order to minimize the effect on customers at the conclusion of the three year agreement, on October 4, 2013, the Company requested that it be permitted recovery of the annual property tax under collection via the Delivery Rate Adjustment (“DRA”) commencing January 1, 2014. The large customer reconciliation showed an under-

collection of $471,072. This amount is sufficiently large that the Company requested that 1/3 of the under- collection be recovered via the DRA starting January 1, 2014 to avoid “rate shock” at the conclusion of the current three-year rate agreement. On December 19, 2013, the NYPSC, in Case 13-G-0465, authorized the Company to recover, through the DRA, $441,528 to offset both the property tax deferral (by $284,504) and the large customer deferral (by $157,024) beginning January 1, 2014 for calendar year 2014. We have billed $211,885 for the property tax deferral and $116,948 for the large customer deferral through June 30, 2014. The third year rate increase of $323,591 provided for in Case 11-G-0280 became effective May 1, 2014. On June 16, 2014 the Company filed the property tax and large customer reconciliations required by the Joint Proposal for the second rate year (the twelve months ended April 30, 2014). The property tax under-collection for the period was $449,692. The large customer reconciliation showed an under-collection of $495,251. The Company in its filing requested recovery of these under-collections via the DRA commencing January 1, 2015.

On August 8, 2011, the Company and Mirabito Holdings, Inc. (“MHI”) filed a joint petition requesting that the NYPSC authorize the acquisition by MHI of up to 15 percent of the Company’s voting capital stock.  The petition was submitted pursuant to a provision of the New York Public Service Law (Section 70) that requires NYPSC authorization for acquisitions in excess of 10 percent of such stock of a utility. This proceeding, designated Case 11-G-0417, was consolidated with Case 12-G-0141, discussed below, in which the Company sought authorization to form a holding company. The Joint Proposal in the consolidated proceedings which was adopted by the NYPSC, as discussed below, supported authorization of the stock purchase.

On February 8, 2012, the Company filed a petition in Case 12-G-0049 requesting authorization to issue $12,650,000 in debt and $12,650,000 equity to support the utility infrastructure and growth programs ($20,950,000), Leatherstocking ($1,800,000) and non-utility investments ($2,500,000). As a result of discussions with the NYPSC Staff, the Company requested that the petition be bifurcated and that the NYPSC immediately review and approve that portion of the petition’s funding request pertaining to the Company’s gas distribution system. On May 17, 2012, the NYPSC acted on the petition. The Company was authorized to issue long-term debt up to $9,000,000 and authorized to issue common stock, convertible preferred stock and stock warrants up to $9,000,000, no later than December 31, 2016. As of June 30, 2014, the Company had issued new long-term debt of $4,164,223.

On March 26, 2012, the Company filed a petition with the NYPSC in Case 12-G-0141 requesting authority to reorganize into a holding company structure. The petition included a request to use up to $1 million to fund initial construction of Leatherstocking Gas Company, LLC facilities to permit exercise of recently granted franchises for its distribution system in Pennsylvania. This proceeding was consolidated with Case 11-G-0417 pertaining to the acquisition of stock by MHI, as discussed above. A settlement between Staff and the Company was reached and filed on March 15, 2013 as a Joint Proposal. In an order issued May 17, 2013, the NYPSC adopted the Joint Proposal and authorized the formation of a holding company; placed certain restrictions on the members of the Company’s Board of Directors and officers designed to avoid conflicts of interest; eased some of the restrictions on employee sharing between regulated and unregulated operations; implemented a series of measures designed to limit exposure of customers of the regulated utility to risk from unregulated business units; provided for sharing of revenues from unregulated operations in the regulated utility’s service area and use of regulated facilities in furtherance of unregulated operations; provided for withdrawal of the Company’s November 19, 2012 petition for clarification or rehearing of the NYPSC’s October 18, 2012 order on affiliate standards in Case 11-G-0280; authorized the stock acquisition for which approval was sought in Case 11-G-0417; and authorized the use of $1 million in funds derived from the rendition of service as a loan to Leatherstocking Gas to permit construction of its new facilities in Pennsylvania and New York. The reorganization into the holding company structure required approval of holders of at least 66 2/3 % of the Company’s common stock and the exchange of shares of common stock of the Company for common stock of the Holding Company. On August 1, 2013, the Holding Company

filed a Registration Statement/Proxy Statement on Form S-4 (the “Registration Statement”) with the SEC to register the securities to be issued by the Holding Company in connection with the exchange and to file a proxy statement for a special meeting of the Company’s shareholders regarding the proposal to create the holding company structure and the exchange of shares of the Company’s common stock on a one-for-one basis for shares of the Holding Company’s common stock. Please refer to the Registration Statement of Corning Natural Gas Holding Corporation on the SEC’s website (www.sec.gov) for more information regarding the holding company proposal and reorganization. The Registration Statement was declared effective as of September 30, 2013 by the SEC. In a special shareholder meeting on November 6, 2013, the proposal was approved by more than two-thirds of the Company’s shareholders. The NYPSC endorsed the Certificate of Exchange on November 8, 2013, and it was filed with the New York Department of State to effect the exchange of each share of the common stock, par value $5.00 per share, of the Company into a share of common stock, par value $0.01 per share, of the Holding Company. The Holding Company incurred costs of $228,003 in moving to a holding company structure including expenses associated with the NYPSC approval process, SEC filings and other corporate matters.

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

On March 24, 2014 Leatherstocking Gas, filed a petition with the Pennsylvania Public Utility Commission (the “PAPUC”) requesting authorization to issue a commercial promissory note in the amount of $4,000,000. On May 22, 2014 the PAPUC issued an order approving the petition.

Critical Accounting Policies

Our significant accounting policies are described in the notes to the Consolidated Financial Statements in the Holding Company’s Form 10-K for the year ended September 30, 2013, filed on December 27, 2013. It is important to understand that the application of generally accepted accounting principles involves certain assumptions, judgments and estimates that affect reported amounts of assets, liabilities, revenues and expenses. Thus, the application of these principles can produce varying results from company to company. The most significant principles that impact us are discussed below.

Accounting for Utility Revenue and Cost of Gas Recognition

We record revenues from residential and commercial customers based on meters read on a cycle basis throughout each month, while certain large industrial and utility customers’ meters are read at the end of each month. We do not accrue revenue for gas delivered but not yet billed. We do not currently anticipate adopting unbilled revenue recognition and we do not believe it would have a material impact on our financial results. Our tariffs contain mechanisms that provide for the recovery of the cost of gas applicable to firm customers, which includes estimates. Under these mechanisms, we periodically adjust our rates to reflect increases and decreases in the cost of gas. Annually, we reconcile the difference between the total gas costs collected from customers and the cost of gas. We defer any excess or deficiency and subsequently either recover it from, or refund it to, customers over the following twelve-month period. To the extent estimates are inaccurate; a regulatory asset on the balance sheet is increased or decreased.

Accounting for Regulated Operations - Regulatory Assets and Liabilities

All of the Company’s business is subject to regulation by the NYPSC. We record the results of our regulated activities in accordance with FASB ASC 980, which results in differences in the application of generally accepted accounting principles between regulated and non-regulated businesses. FASB ASC 980 requires the recording of regulatory assets and liabilities for certain transactions that would have been treated as revenue and expense in non-regulated businesses. In certain circumstances, FASB ASC 980 allows entities whose rates are determined by third-party regulators to defer costs as "regulatory" assets in the balance sheet to the extent that the entity expects to recover these costs in future rates. Management believes that currently available facts support the continued application of FASB ASC 980 and that all regulatory assets and liabilities are recoverable or refundable through the regulatory environment.

Pension and Post-Retirement Benefits

The amounts reported in our financial statements related to pension and other post-retirement benefits are determined on an actuarial basis; therefore, certain assumptions are required to calculate those amounts. These assumptions include the discount rate, the expected return on plan assets, the rate of compensation increase and, for other post-retirement benefits, the expected annual rate of increase in per capita cost of covered medical and prescription benefits. Changes in actuarial assumptions and actuarial experience could have a material impact on the amount of pension and post-retirement benefit costs and funding requirements. However, the Company expects to recover our entire net periodic pension and other post-retirement benefit costs attributed to employees in accordance with the applicable NYPSC authorization. The Company's pension expense for financial reporting purposes is the amount approved by the NYPSC in the Company's last base rate case (Case 11-G-0280). That amount is $970,000 for the period beginning May 1, 2012. The Company on a monthly basis (1/12 of the annual amount) accrues the amount determined by the latest actuarial estimate of its FASB ASC 715 liability. The Company then compares the FASB ASC 715 amount to the monthly pension allowance approved by the NYPSC. The difference is recorded to expense (plus or minus) in order to match the pension expense included in base delivery rates by order of the NYPSC in Case 11-G-0280. The amount (plus or minus) required to match the pension expense allowed by the NYPSC is recorded as either a regulatory asset or liability and is deferred for subsequent rate consideration.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains statements which, to the extent they are not recitations of historical facts, constitute "forward-looking statements" within the meaning of the Securities Litigation Reform Act of 1995 (Reform Act). The words "estimate", "project", "anticipate", "expect", "intend", "believe", "could" and similar expressions are intended to identify forward-looking statements. All such forward-looking statements are intended to be subject to the safe harbor protection provided by the Reform Act. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be achieved. As forward looking statements, these statements involve risks, uncertainties and other factors that could cause actual results to differ materially from the expected results. Accordingly, actual results may differ materially from those expressed in any forward looking statements. Factors that could cause results to differ materially from our management's expectations include, but are not limited to, those listed under Item 1A - "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended September 30, 2013, in addition to:

*	the effect of any interruption in our supply of natural gas or a substantial increase in the price of natural gas,

*	our ability to successfully negotiate new supply agreements for natural gas as they expire, on terms favorable to us, or at all,

*	the effect on our operations of any action by the NYPSC or the PAPUC,

*	the effect of any litigation,

*	the effect on our operations of unexpected changes in any other applicable legal or regulatory requirements,

*	the amount of natural gas produced and directed through our pipeline by producers,
*	our ability to obtain additional equity or debt financing to fund our capital expenditure plans and for general corporate purposes,

*	our successful completion of various capital projects and the use of pipelines, compressor stations and storage by customers and counterparties at levels consistent with our expectations,

*	our ability to retain the services of our senior executives and other key employees,

*	our vulnerability to adverse general economic and industry conditions generally and particularly the effect of those conditions on our major customers,

*	the effect of any leaks in our transportation and delivery pipelines, and

*	competition to our gas transportation business from other pipelines.

Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update any forward-looking statement in light of new information or future events.

Item 4 - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2014, the Holding Company’s management, with the participation of the Holding Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Holding Company’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon the Holding Company’s evaluation, the Holding Company’s principal executive officer and principal financial officer each concluded that the Holding Company’s disclosure controls and procedures are effective as of June 30, 2014.

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

PART II.

OTHER INFORMATION

Item 1. Legal Proceedings.

The Company has lawsuits pending of the type incurred in the normal course of business and that the Holding Company and the Company believe that any potential losses should be covered by insurance and will not have a material adverse impact on the Holding Company, the Company or their respective operations or financial condition.

Item 1A. Risk Factors.

Please refer to risk factors listed under Item 1A – “Risk Factors” of the Holding Company’s Form 10-K for the fiscal year ended September 30, 2013, for disclosure relating to certain risk factors applicable to the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Holding Company entered into a series of stock purchase agreements selling to six investors an aggregate of 150,000 shares of common stock at a price of $16.40 per share. This private placement of common stock resulted in gross proceeds to the Holding Company of $2,460,000. A stock purchase agreement for 75,000 shares dated as of April 7, 2014, was entered into with the Article 6 Marital Trust under the First Amended and Restated Jerry Zucker Revocable Trust dated April 2, 2007 (the "Zucker Trust"). Closing was funded on or about April 9, 2014. On April 15, 2014, the Holding Company entered into four separate Stock Purchase Agreements with QCI Asset Management LLC ("QCI") and four of its advisees for an aggregate of 70,000 shares of common stock held for the benefit of the accounts of those advisees managed by QCI. QCI also manages certain funds of the Holding Company. On April 16, 2014, the Holding Company entered into a stock purchase agreement with Robert B. Johnston for 5,000 shares. Mr. Johnston is or may be deemed an affiliate of the Zucker Trust. The price of $16.40 per share was the same under each of the stock purchase agreements. Closing on these remaining 75,000 shares occurred on April 16, 2014. The proceeds were initially used to reduce the outstanding balance on the Company’s line of credit and in the long term to help fund the Company’s capital projects.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information.

None

Item 6. Exhibits.

For the exhibits filed herewith or incorporated herein by reference, please see the Exhibit Index on page 28 of this report. The Exhibit Index is incorporated here by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORNING NATURAL GAS HOLDING CORPORATION

Date: August 13, 2014                                                    By: /s/ Michael I. German

Michael I. German, Chief Executive Officer and President

(Principal Executive Officer)

Date: August 13, 2014                                                    By: /s/ Firouzeh Sarhangi

Firouzeh Sarhangi, Chief Financial Officer and Treasurer

(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description

3.2	Amended and Restated Bylaws of Corning Natural Gas Holding Corporation, effective June 2, 2014 (incorporated by reference to Exhibit 3.2 of the Holding Company's Current Report on Form 8-K dated June 2, 2014 and filed on June 3, 2014)

10.1	Multiple Disbursement Note between the Company and Manufacturers and Traders Trust Company dated
July 3, 2014 (incorporated by reference to Exhibit 10.1 of the Holding Company's Current Report on Form 8-K
dated July 3, 2014 and filed on July 10, 2014 (the "July 2014 8-K"))

10.2	Credit Agreement between the Company and Manufacturers and Traders Trust Company dated July 3, 2014
(incorporated by reference to Exhibit 10.2 of the July 2014 8-K)

10.3	Term Note between the Company and Manufacturers and Traders Trust Company dated July 3, 2014
(incorporated by reference to Exhibit 10.3 of the July 2014 8-K)

10.4	Credit Agreement between the Company and Manufacturers and Traders Trust Company dated July 3, 2014
(incorporated by reference to Exhibit 10.4 of the July 2014 8-K)

31.1*	Certification of the Chief Executive Officer and President pursuant to 17 CFR Section 240.13a-14

31.2*	Certification of the Chief Financial Officer and Treasurer pursuant to 17 CFR Section 240.13a-14

32.1**	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section
1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	The following materials from the Corning Natural Gas Holding Corporation Quarterly Report on Form 10-Q
for the period ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language):

(i) the Consolidated Balance Sheets at June 30, 2014 and September 30, 2013,
(ii) the Consolidated Statements of Comprehensive Income for the three months and nine months ended
June 30, 2014 and June 30, 2013,
(iii) the Consolidated Statements of Cash Flows for the nine months ended June 30, 2014 and June 30, 2013, and
(iv) related notes to the Consolidated Financial Statements

As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of
Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 and
otherwise are not subject to liability under those sections.
____________
*Filed herewith
**Furnished herewith