Form 10-K
period 2014-09-30
Corning Natural Gas Holding Corp
filed 2014-12-23
CIK 1582244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2014

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-643

Corning Natural Gas Holding Corporation

(Exact name of registrant as specified in its charter)

New York	46-3235589
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer Identification no.)

330 W. William St.

Corning, New York 14830

(Address of principal executive offices, including zip code)

(607) 936-3755

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. YES [ ] NO [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. YES [ ] NO [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and a “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated Filer [ ] Accelerated Filer [ ] Non-Accelerated Filer [ ] Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company. YES [ ] NO [X]

The aggregate market value of the 1,480,508 shares of the Common Stock held by non-affiliates of the Registrant at the $15.49 average of bid and asked prices as of the last business day of registrant’s most recently completed second fiscal quarter, March 31, 2014, was $27,093,296.

Number of shares of Common Stock outstanding as of the close of business on December 1, 2014: 2,434,454

DOCUMENTS INCORPORATED BY REFERENCE

In accordance with General Instruction G(3) of Form 10-K, certain information required by Part III will either be incorporated by reference to the definitive proxy statement for Corning Natural Gas Holding Corporation’s Annual Meeting of Shareholders filed within 120 days after September 30, 2014, or will be included in an amendment to this Form 10-K filed within that period.

Information contained in this Form 10-K for fiscal 2014 period which is incorporated by reference contains certain forward looking statements which may be impacted by factors beyond the control of the Company, including but not limited to natural gas supplies, regulatory actions and customer demand. As a result, actual conditions and results may differ from present expectations. See “Cautionary Statement Regarding Forward-Looking Statements” below.

Table of Contents

For the Fiscal Year Ended September 30, 2014

	Contents

	Part I
Item 1	Business	1
Item 1A	Risk Factors	3
Item 2	Properties	5
Item 3	Legal Proceedings	5
Item 4	Mine Safety Disclosures	6
	Part II
Item 5	Market for the Registrant's Common Equity, Related
	Stockholder Matters and Issuer Purchases of Equity Securities	6
Item 7	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	8
Item 8	Financial Statements and Supplementary Data	19
Item 9	Changes In and Disagreements with Accountants on
	Accounting and Financial Disclosure	19
Item 9A	Controls and Procedures	20
Item 9B	Other Information	20
	Part III
Item 10	Directors, Executive Officers and Corporate Governance	21
Item 11	Executive Compensation	21
Item 12	Security Ownership of Certain Beneficial Owners and
	Management and Related Stockholder Matters	21
Item 13	Certain Relationships and Related Transactions, and Director
	Independence	21
Item 14	Principal Accounting Fees and Services	21

	Part IV
Item 15	Exhibits and Financial Statement Schedules	22
	Signatures

EXPLANATORY NOTE

Corning Natural Gas Holding Corporation (“Holding Company”) is a successor issuer to Corning Natural Gas Corporation (“Company”) as of November 12, 2013 as a result of a share-for-share exchange, creating a holding company structure. As of November 12, 2013, the Company is a wholly-owned subsidiary of Holding Company.

As used in this Form 10-K, the terms “Company,” “Corning Gas,” “we,” “us,” and “our” mean Corning Natural Gas Corporation, unless the context clearly indicates otherwise. Except as otherwise stated, the information contained in this Form 10-K is as of September 30, 2014.

PART I

ITEM 1 – BUSINESS

General

Corning Natural Gas Holding Corporation was incorporated in New York in July 2013 to serve as a holding company for Corning Natural Gas Corporation and Corning Natural Gas Appliance Corporation. On November 12, 2013, (the “Effective Date”), the creation of a holding company structure was effected and each outstanding share of Corning Gas was converted into one share of Holding Company and Corning Gas became a wholly-owned subsidiary of Holding Company. As a result of the exchange, Corning Gas ceased to be required to file reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Holding Company became subject to the reporting requirements under the Exchange Act. For periods commencing after November 12, 2013, the financial statements of Corning Gas and the other subsidiaries have been and will continue to be consolidated with the financial statements of Holding Company. After the Effective Date, Corning Gas distributed to Holding Company the shares of The Corning Natural Gas Appliance Corporation (“Appliance Corp.”) so that the Appliance Corp. is now a wholly owned subsidiary of Holding Company. The 50% ownership interests in our joint ventures, Leatherstocking Gas Company, LLC (“Leatherstocking Gas”) and Leatherstocking Pipeline Company, LLC (“Leatherstocking Pipeline”) were also distributed to Holding Company.

In addition, outstanding options to purchase Corning Gas’ common stock were converted into options to purchase the same number of shares of the Holding Company’s common stock, on the same terms. Rights under the Corning Gas Dividend Reinvestment Plan were similarly converted.

The Holding Company’s and the Company’s principal executive offices are located at 330 W. William Street, Corning New York 14830 and the telephone number is (607) 936-3755.

Business

The Holding Company’s primary business, through its subsidiary Corning Gas is natural gas distribution. Corning Gas serves residential, commercial, industrial and municipal customers in the Corning, Hammondsport and Virgil, New York, areas and to two other gas utilities which service the Elmira and Bath, New York, areas. It is franchised to supply gas service in all of the political subdivisions in which we operate. It also transports and compresses gas for a gas producer from its gathering network into an interstate pipeline. It is under the jurisdiction of the New York Public Service Commission (“NYPSC”) which oversees and sets rates for New York gas distribution companies. In addition the Holding Company owns 50% of Leatherstocking Gas, a Pennsylvania utility that distributes gas in Susquehanna County, Pennsylvania and 50% of Leatherstocking Pipeline, an unregulated company whose purpose is to serve one customer in Lawton, Pennsylvania.

Gas Supply

We have contracted with various sources to provide natural gas to our distribution system. We contract for pipeline capacity, as well as storage capacity of approximately 736,000 dekatherms (“Dth”). We had a contract with ConocoPhillips to manage our transportation and storage capacity until March 31, 2014. After that date we began to manage our transportation and storage capacity ourselves.

We have secured the NYPSC-required fixed price and storage gas supply for the 2014-2015 winter season and are managing our storage and gas supply contracts to assure that we follow our gas supply and acquisition plan. Assuming no extraordinary conditions for the winter season, gas supply, flowing and storage, will be adequate to serve our approximately 15,000 customers.

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

Employees

The Company had 58 employees as of September 30, 2014, and 56 as of September 30, 2013. Of this total, nearly half are union labor working under an agreement effective until April 2, 2015.

Competition

Historically, the competition in our residential market has been primarily from electricity for cooking, water heating and clothes drying, and to a small degree, electricity, fuel oil and propane for heating. The price of gas remains low in comparison to that of alternative fuels in our service territory and our competitive position in the residential, commercial and industrial markets continues to be strong. Over 90 percent of our residential customers heat with gas. When we expand our distribution system to attract new customers, our principal competition is oil and propane. Natural gas enjoys a price advantage over these fuels today.

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

Prices for natural gas are subject to volatile fluctuations in response to changes in supply and other market conditions. While these costs are usually passed on to customers pursuant to natural gas adjustment clauses and therefore do not pose a direct risk to earnings, we are unable to predict what effect a sharp increase in natural gas prices may have on our customers’ energy consumption or ability to pay. Higher prices to customers can lead to higher bad debt expense and customer conservation. Higher prices may also have an adverse effect on our cash flow as typically we are required to pay for our natural gas prior to receiving payments for the natural gas from our customers.

Operational issues beyond our control could have an adverse effect on our business.

Our ability to provide natural gas depends both on our own operations and facilities and that of third parties, including local gas producers and natural gas pipeline operators from whom we receive our natural gas supply. The loss of use or destruction of our facilities or the facilities of third parties due to extreme weather conditions, breakdowns, war, acts of terrorism or other occurrences could greatly reduce potential earnings and cash flows and increase our costs of repairs and replacement of assets. Although we carry property insurance to protect our assets and regulatory policies that provide the opportunity for deferral and recovery of extraordinary incremental costs associated with losses for such incidents, our losses may not be fully recoverable through insurance or customer rates.

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

Our success depends in large part upon the continued services of our senior executives and other key employees. Although we have entered into an employment agreement with Michael I. German, our president and chief executive officer, he can terminate his agreement on ninety days’ notice. Other significant employees, who entered into change of control agreements on April 17, 2012, may terminate their employment at any time. The loss of the services of any significant employee could have a material adverse effect on our business.

Concentration of share ownership among our largest shareholders may prevent other shareholders from influencing significant corporate decisions.

The six largest holders of our common stock own approximately 61% of the outstanding stock. As a result, if any chose to act together, they would have the ability to exert substantial influence over all matters requiring approval by our shareholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. This concentration of ownership could be disadvantageous to other shareholders with differing interests from these shareholders. As of November 12, 2013, the outstanding shares of Corning Gas were exchanged for shares of Holding Company on a one-for-one basis. The relative share concentration remained the same.

Our cash flows from operations will not be sufficient to fund our extraordinary capital expenditures.

We may not generate sufficient cash flows from operations to meet all of our cash needs.  As part of our 2012 rate order set by the NYPSC, we have estimated capital expenditures to upgrade our distribution system of approximately $6 million in fiscal 2015 and approximately $4.0 million in each fiscal year from 2016 to 2018 that are related to system reliability and other commitments.  We also continue to have debt retirement obligations of approximately $3.0 million per year.  Additionally, the Holding Company estimates investments into Leatherstocking Gas of approximately $1 million a year for 2015 through 2017 to fund capital projects.

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

*	limits placed on us by our current lenders in our loan agreements

*	our future results of operations, financial condition and cash flows,
*	our inability to meet our business plan,
*	lenders’ or investors’ perception of, and demand for, securities of natural gas utilities, and
*	conditions of the capital markets in which we may seek to raise funds.

If we cannot raise additional capital on acceptable terms, we may not be able to finance the expansion and mandated upgrading of our distribution system, take advantage of future opportunities or respond to competitive pressures or unanticipated capital requirements.

The Company’s profitability may be adversely affected by increased competition.

We are in a geographical area with a number of interstate pipelines and local production sources. If a major customer decided to connect directly to either an interstate pipeline or a local producer, our earnings and revenues would decrease.

ITEM 2 – PROPERTIES

Corning Gas and the Holding Company’s headquarters are located at 330 West William Street, Corning, New York. This structure is physically connected to the operations center.

The Company’s pipeline system is surveyed each year as required for compliance with federal and state regulations. Any deficiencies found are corrected as mandated. Approximately 425 miles of distribution main, 15,000 services, and 86 regulating stations, along with various other properties are owned by the Company, except for one section of 10" gas main that is under long term lease. All of the property owned by the Company is adequately insured and is subject to the lien of the Company’s first mortgage indenture. The Leatherstocking Companies own 2 gate stations and approximately 15 mile of pipe in Susquehanna County, Pennsylvania.

ITEM 3 - LEGAL PROCEEDINGS

On December 30, 2011, the Company entered into a definitive Settlement and Release Agreement (the “Agreement”) settling two lawsuits by a former Chairman of the Company. As previously disclosed, Thomas K. Barry sought damages from the Company for failure to transfer to Mr. Barry a key-man life insurance policy and for terminating payments under a deferred compensation agreement. Please refer to the Company’s Form 10-K for the fiscal year ended September 30, 2011 for disclosure regarding the original claims. Under the Agreement, the Company paid to Mr. Barry $285,000 on January 13, 2012, and beginning in calendar 2013, the Company will pay Mr. Barry on or before each January 5, $40,000 plus interest compounded annually at 4% (less than one-half of the amount in Mr. Barry’s deferred compensation agreement) for the longer of ten years or Mr. Barry’s lifetime. The Company will pay Mr. Barry $15,000 annually for the longer of ten years or Mr. Barry’s lifetime up to a maximum of 20 payments to replace the life insurance policy. The Company has paid the amounts due in January 2014. In addition, the Company will provide certain health and prescription drug insurance benefits to Mr. Barry and his wife for life. The Company and Mr. Barry exchanged mutual general releases. The present value of the expected future obligation is estimated at $555,104 and $517,973 at September 30, 2014 and 2013, respectively, and recorded in deferred compensation in the accompanying consolidated balance sheets.

On August 30, 2012, counsel to Gas Natural, Inc. and Richard M. Osborne sent a letter to counsel representing the Company offering to settle and release, all claims related to Gas Natural Inc.’s previous offers to purchase the Company and other activities, including the Company’s 2010 rights offering. On December 11, 2012, at its regularly scheduled meeting, the Board of Directors approved settling the claims for $200,000 in exchange for general releases and certain other consideration. On December 13, 2012, the Company was notified by counsel for Gas Natural, Inc. that Gas Natural, Inc.’s Board of Directors, Richard Osborne and the Osborne Trust had approved the settlement. The after tax expense that resulted from this agreement was $126,000 and was shown in other deductions, net for year ended September 30, 2013, on the Company’s Consolidated Statement of Income and Comprehensive Income. The Company believes its actions in connection with the offers, the rights offering and other activities were in the best interest of the Company and its shareholders.

The Company has several lawsuits pending of the type incurred in the normal course of business and that the Company believes that any potential losses should be covered by insurance and will not have a material impact on the business.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The principal market on which the Company’s common stock is traded is the Over-the-Counter Bulletin Board, or OTCBB, under the symbol "CNIG". Trading in the common stock is limited and sporadic. The following table sets forth the high and low closing sale prices as reported on the OTCBB for the Company’s common stock for each quarter within the Company’s last two fiscal years. Because the Company’s stock is traded on the OTCBB, these quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions. The number of shareholders of record of the Company’s common stock was 592 at September 30, 2014.

MARKET PRICE - (OTC)

Quarter Ended	High	Low
December 31, 2012	17.00	15.00
March 31, 2013	15.50	15.00
June 30, 2013	18.75	15.00
September 30, 2013	17.89	15.63
December 31, 2013	19.00	17.10
March 31, 2014	18.30	17.05
June 30, 2014	19.00	17.61
September 30, 2014	22.50	18.55

COMMON STOCK AND DIVIDENDS

For the fiscal year ended September 30, 2014 there was a total of 167,530 shares of common stock issued for approximately $2.5 million of cash, $0.1 million of services and $0.1 million of DRIP (dividend reinvestment program) shares. There were 9,000 shares issued to directors, 900 shares issued to officers of the Company, 411 shares sold to Leatherstocking Gas, which used the shares to compensate its independent director, Carl Hayden, 7,219 of DRIP shares and 150,000 shares issued to various investors (see Note (8) Stockholders Equity of the consolidated financial statements).

A dividend of $.125 a share was paid on October 15, 2013 to shareholders of record on September 30, 2013 and on January 15, 2014 to shareholders of record on December 3, 2013. At its regular meeting on February 20, 2014, the board of directors approved an increase in the quarterly dividend to $.135 a share. This dividend was paid on April 15, 2014 to shareholders of record on March 31, 2014 and on July 15, 2014 for shareholders of record on June 30, 2104. For the quarter ended September 30, 2014, $327,819 has been accrued for dividends paid on October 15, 2014 to shareholders of record on September 30, 2014.

On May 28, 2009, the Company registered 100,000 shares of common stock with a par value of $5 per share for a dividend reinvestment program. As part of this program 761 shares were issued in fiscal year 2009, 2,319 shares were issued in fiscal year 2010, 3,976 shares in fiscal year 2011, 5,689 shares in fiscal year 2012, 7,433 shares in fiscal year 2013 and 7,219 shares in fiscal year 2014. A total of 27,397 shares have been issued since the program started.

At a special meeting on December 2, 2013, the board of directors of the Company approved the payment and transfer of a dividend of $1.5 million to the Holding Company for the quarter ended December 31, 2013, payable on the same day.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Holding Company’s primary business, through its subsidiary Corning Gas is natural gas distribution. Corning Gas serves approximately 15,000 customers through over 425 miles of pipeline in the Corning, Hammondsport and Virgil, New York areas. The market for natural gas in our traditional service territory is relatively saturated with limited growth potential. However, growth opportunities do exist in extending our mains to areas adjacent or reasonably close to areas we currently serve. In addition, the Company continues to see expansion opportunities in the commercial and industrial markets. Some of our largest customers added additional facilities in our service area that is increasing our revenue and margins. We believe that our most promising growth opportunity for both revenues and margins is increasing connection with local gas production sources. We completed a new pipeline to Marcellus Shale gas in Pennsylvania in 2009 and that pipeline is significantly increasing throughput and margins on our system. In 2010 we upgraded portions of Line 4 which runs from Caton to the Bradley Station in Elmira and NYSEG, Line 7 which runs from Caton to the Compressor Station and Line 13, which runs from Stateline Station at the New York/Pennsylvania border to Line 4, to increase our capacity to transport local production gas. We have completed a compressor station that is working in conjunction with our pipeline upgrades to transport gas on our system and into the interstate pipeline system. In addition, the Holding Company has interests in two joint ventures, Leatherstocking Gas Company, LLC and Leatherstocking Pipeline Company, LLC, to pipe gas to areas of the northeast currently without gas service. We continue to focus on improving the efficiency of our operations and making capital investments to improve our infrastructure.

As of November 12, 2013, the Holding Company acquired Corning Gas, the Appliance Company and 50% ownership in Leatherstocking Gas and Leatherstocking Pipeline. For periods commencing after November 12, 2013, the financial statements of Corning Gas and the other subsidiaries have been and will continue to be consolidated with the financial statements of Holding Company. The restructuring resulting from the Share Exchange did not and is not expected to materially affect our results of operations, liquidity or requirements for capital resources.

Our key performance indicators are net income and shareholders’ equity.

	Year Ended September 30,
	2014	2013
Net income	$2,067,801	$1,785,374
Shareholders' equity	$26,585,186	$23,391,931
Shareholders' equity per weighted average share	$11.35	$10.44

In 2014, our consolidated net income was $2.1 million, an increase of $282,427 from 2013 mainly due to the rate increase for the second rate year of a three-year rate plan commencing May 1, 2013 and unusually cold weather during the 2013-2014 winter season.

As a regulated utility company, shareholders’ equity is an important performance indicator for us. The NYPSC allows us to earn a reasonable return on shareholders’ equity. Shareholders’ equity is therefore a precursor of future earnings potential. In 2014, shareholders’ equity increased $3.2 million due mainly to net income less dividends and a private placement of common stock that raised $2.5 million offset by a decrease to other comprehensive income of approximately $360,000. The decrease in other comprehensive income does not affect what we earn on equity. In 2013, shareholders’ equity increased $2.4 million due mainly to net income less dividends, an exercise of stock options that raised $200,541 and an increase in other comprehensive income of approximately $1.2 million. The increase in other comprehensive income does not affect what we earn on our equity.

Other performance indicators that we track include leak repair, main and service replacements and customer service metrics. In 2014 we invested $8.4 million in system improvement and projects, repairing 301 leaks and replacing 411 services and 8.2 miles of main. In 2013 we invested $6.1 million in system improvement and projects, repairing 208 leaks and replacing 378 services and 8 miles of main.

Our customer service group has implemented several changes to positively impact our customers. Beginning in 2007, customers have the option of third party payment of their gas bill through their banking institution. We have also instituted online meter reading. Bill processing has been consolidated to shorten the time between meter readings and mailing, allowing a more direct link between the consumption of gas and the receipt by the customer of their bill. Our principal customer service metric is the number of customer complaints. In 2014, the NYPSC reported 7 complaints against us. This compares to 8 in 2013.

Earnings

Earnings on a consolidated basis were as follows:

Net income
	2014	2013
Corning Natural Gas income	$2,174,722	$1,827,889
Income (loss) from joint ventures	(106,921)	(42,515)
Net income	$2,067,801	$1,785,374

Utility Operating Revenue
	2014	2013
Retail Revenue:
Residential	$14,593,505	$12,673,314
Commercial	2,468,013	2,045,489
Industrial	98,161	96,631
Transportation	4,271,477	4,069,134
Total Retail Revenue	21,431,156	18,884,568

Wholesale	2,462,808	2,249,942
Local Production	832,435	1,572,018
Other utility revenues	738,183	767,257
Total Revenue	$25,464,582	$23,473,785

The following tables further summarize other income on the utility operating revenue table above:

	2014	2013
Other utility revenues:
Customer discounts forfeited	129,673	94,511
Reconnect fees	5,884	4,300
Other gas revenues	592,909	657,167
Surcharges	9,717	11,279
Total other utility revenues	738,183	767,257

	2014	2013
Other gas revenues:
DRA carrying costs	7,586	9,231
DRA reconciliation	62,909	—
Monthly RDM amortizations	39,683	20,521
Target customer reconciliation	482,731	528,623
Annual MFC reconciliations	—	(62,653)
Annual RDM reconciliations	—	(1,811)
Local production reconciliation	—	148,187
LAUF incentive benefit	—	15,069
	592,909	657,167

2014 compared with 2013. In 2014 our operating revenue increased by approximately $2 million or 8.5% primarily due to increased retail revenue of $2.5 million from the MYPSC-approved rate increase and the increased consumption due to cold weather less decreased local production revenues of $739,583. The NYPSC is allowing the Company recovery in revenues to offset our costs of building certain projects. As of fiscal year 2011, we are recognizing the revenue and also increasing the accumulated depreciation and depreciation expense for those recoveries. In November 2013, the compressor station and related assets were fully depreciated. As a result, 80% of the payments from producers are no longer recognized as revenue earned which is consistent with public utility accounting.

Margin
	2014	2013

Utility Operating Revenues	$ 25,464,582	$ 23,473,785
Natural Gas Purchased	9,749,281	8,578,363
Margin	$15,715,301	$14,895,422
	61.71%	63.46%

Our margin (the excess of utility operating revenues over the cost of natural gas purchased) increased $819,879 from 2013 to 2014 mainly due to increased usage and higher rates offset partly by a one-time rate case reconciliation. There has been an increase of $1.2 million in purchased gas costs due to higher volumes of gas purchased due to unusually cold weather. The one-time reconciliation and increase in purchased gas costs led to a margin percentage decrease of 1.75%.

Looking forward, we anticipate additional margin growth due to our latest rate increase that was effective in May 2012. Our cost of gas should remain stable because of our access to local production and current economic and government projections.

Operating Expenses

2014 compared with 2013. Operating and maintenance expenses increased $672,905 from 2013 to 2014 mainly because of rate case reconciliations of $231,434, increased pension costs of $118,428 related to deferred compensation obligations due to new mortality rates per the actuary report, increased maintenance costs of $219,979, and insurance increases of $79,808. The rate reconciliations and mortality table adjustments are one-time costs that should not recur. The NYPSC is allowing the Company recovery in revenues to offset our costs of building certain projects. As of fiscal year 2011, we are recognizing the revenue and also increasing the accumulated depreciation and depreciation expense for those recoveries. Depreciation decreased by $666,492 from 2013 to 2014 because in November 2013, the compressor station and related assets were fully depreciated. As a result, 80% of the payments from producers are no longer recognized as depreciation expense because the Company was recording depreciation in the amount of revenue earned which is consistent with public utility accounting. Included in Other deductions, net is $228,002 of organizational costs for the Holding Company start-up. In 2013, expenses of $200,000 were recorded for settlement of the Osborne suit. Both were one-time costs.

Investment Income

2014 compared with 2013. Investment income decreased by $58,364 to $65,361 in 2014 due to lower realized gains and dividends on the Company’s marketable securities.

Effective Tax Rate

Starting in fiscal year 2014, the Company has increased its tax rate from 37% to the statutory rate of 41.1% (34% federal provision and 7.1% New York State provision) when calculating current and deferred taxes because the Company has chosen not to take advantage of the bonus depreciation allowed for federal tax purposes as of this year. This resulted in an effective tax rate of 38.8% for the year ended September 30, 2014 compared to 32.9% for the year ended September 30, 2013.

Liquidity and Capital Resources

Internally generated cash from operating activities consists of net income, adjusted for non-cash expenses and changes in operating assets and liabilities. Non-cash items include depreciation and amortization, gain or loss on sale of securities and deferred income taxes. Over or under recovered gas costs significantly impact cash flow. In addition, there are significant year-to-year changes in regulatory assets that impact cash flow. Cash flows from investing activities consist primarily of capital expenditures. As part of our 2012 rate order set by the NYPSC, we have estimated capital expenditures to upgrade our distribution system of approximately $6.9 million in fiscal 2015 and estimate approximately $4.0 million in each fiscal year from 2016 to 2018. We expect to finance these planned capital expenditures with a combination of cash provided by operations and issuance of additional long-term debt and equity.

Cash flows from financing activities consist of sale of Holding Company stock, dividends paid, and repayment of long-term debt and borrowings and repayments under our lines-of-credit. For our consolidated operations, we have an $8.5 million revolving line of credit with an interest rate calculated as the 30-day LIBOR plus 2.8%. This line expires on April 1, 2015. The amount outstanding under this line on September 30, 2014 was approximately $4.6 million with an interest rate of 2.9565%. Our lender has a purchase money security interest in all our natural gas purchases utilizing funds advanced by the bank under the credit agreement and all proceeds of sale and accounts receivable from the sale of that gas. We rely heavily on our credit lines to finance the purchase of gas that we place in storage and use our accounts receivable as collateral.

The Holding Company entered into a series of stock purchase agreements selling to six investors an aggregate of 150,000 shares of common stock at a price of $16.40 per share. This private placement of common stock resulted in gross proceeds to the Holding Company of $2,460,000. A stock purchase agreement for 75,000 shares dated April 7, 2014, was entered into with the Article 6 Marital Trust under the First Amended and Restated Jerry Zucker Revocable Trust dated April 2, 2007 (the "Zucker Trust"). Closing was funded on or about April 9, 2014. Prior to this purchase, Anita G. Zucker, as trustee of the Zucker Trust, reported holding 214,451 shares of the Holding Company's common stock on a Schedule 13D dated September 24, 2012. On April 15, 2014, the Holding Company entered into four separate Stock Purchase Agreements with QCI Asset Management LLC ("QCI") and four of its advisees for an aggregate of 70,000 shares of common stock held for the benefit of the accounts of those advisees managed by QCI. QCI also manages certain funds of the Holding Company and subsidiaries. On April 16, 2014, the Holding Company entered into a stock purchase agreement with Robert B. Johnston for 5,000 shares. Mr. Johnston is or may be deemed an affiliate of the Zucker Trust and as of July 15, 2014, become a member the Holding Company’s Board of Directors. The price of $16.40 per share was the same under each of the stock purchase agreements. Closing on these remaining 75,000 shares occurred on April 16, 2014. The proceeds were used initially to reduce the outstanding balance on the Company’s line of credit and in the long term to help fund the Company’s capital projects.

On September 30, 2014 we had $17.3 million in long term debt outstanding. We repaid $4.1 million during fiscal 2014 consistent with the requirements of our debt instruments and refinancing activities. This included refinancing of the balance of the $4.7 million Senior Note.

On September 30, 2013 we had $15.3 million in long term debt outstanding. We repaid $7.7 million during fiscal 2013 consistent with the requirements of our debt instruments and refinancing activities. This included refinancing of the balances of the $6.0 million and $1.865 million M&T Bank notes.

ConocoPhillips became our gas supply asset manager in April 2011. Starting in April 2014, the Company assumed responsibility for managing its gas supply assets. At September 30, 2014, we had 642,136 dekatherms at $2.3 million in storage. As of September 30, 2013, we had 652,601 dekatherms at $2.3 million in storage. As the result of these actions, we anticipate that we will have sufficient gas to supply our customers for the 2014-2015 winter heating season.

As of September 30, 2014, we believe that cash flow from operating activities and borrowings under our lines of credit will not be sufficient to satisfy our working capital and debt service requirements over the next twelve months. We believe new debt instruments and proceeds from equity will be required to satisfy our capital expenditures to finance our internal growth needs for the next twelve months.

Other Comprehensive Income

Other comprehensive income (“OCI”) is comprised of unrealized gains or losses on securities available for sale as required by FASB ASC 320 and pension liability adjustments as required by FASB ASC 715. For the period ending September 30, 2014 there was a $450,465 OCI loss for the period due to a change in the mortality tables used by the actuary to calculate our pension liability which was offset by a change in the methodology used to calculate our discount rate. For the period ending September 30, 2013 there was a $1,223,987 OCI gain due to an increase in the discount rate from 4% to 4.85%. For additional information, see Note 11 to the Notes to the Consolidated Financial Statements.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Contractual Obligations

The following tables summarize the Company’s expected future contractual cash obligations as of September 30, 2014, and the twelve month periods over which they occur.

The aggregate maturities of long-term debt for each of the five years subsequent to September 30, 2014 are as follows:

2015	$2,697,140
2016	$2,828,572
2017	$2,921,196
2018	$2,979,871
2019	$1,272,879
2020+	$4,569,228

The estimated interest payments on the above debts are as follows:

2015	$684,479
2016	$583,829
2017	$457,476
2018	$330,396
2019	$227,609
2020+	$445,296

The estimated pension plan payments are as follows:

2015	$1,008,000
2016	$1,078,000
2017	$1,117,000
2018	$1,133,000
2019	$1,196,000
2020+	$6,732,000

Lines of Credit

On March 25, 2014, the Company refinanced its line of credit agreement with Community Bank N.A. (“Community Bank”) in the amount of $8.5 million. This line replaces the Company’s $8 million revolving line that expired on April 1, 2014. The new line expires on April 1, 2015. Borrowings outstanding on this line were $4,614,541 and $4,407,305 at September 30, 2014 and 2013, respectively. The maximum amount outstanding during the years ended September 30, 2014 and 2013 were $7,140,511 and $5,652,671, respectively. The interest rate is calculated as the 30-day Libor Rate plus 2.8%. As security for the Company’s line of credit, Community Bank has a purchase money interest in all of our natural gas purchases utilizing funds advanced by Community Bank under the line-of-credit agreement and all proceeds of sale of the gas to customers and related accounts receivable. Under the terms of this line the Company is required to maintain a debt to tangible net worth ratio of less than 2.5 to 1 and a debt service coverage ratio of 1.1 to 1 as defined in the credit agreement. As of September 30, 2014, the Company is in compliance with these covenants. On September 30, 2014, the interest rate was 2.9565%. The weighted average interest rates on outstanding borrowings during fiscal 2014 and 2013 were 3.17% and 3.25%, respectively.

On August 24, 2014, Leatherstocking Gas and Five Star Bank entered into an agreement which allows Leatherstocking Gas to borrow up to $4 million over a two-year period as a line-of-credit note with interest only payments due at a variable rate equal to the prime rate announced in the Wall Street Journal on a monthly basis. The note will then convert to a permanent loan payable over five years at a fixed rate. The note requires matching 60% of each advance with 40% of borrower equity. That will require an investment of approximately $1 million over the draw period. Leatherstocking Pipeline is a guarantor of this loan. The interests of the Holding Company and Mirabito Regulated Industries, LLC in equal parts have been pledged as additional collateral. The purpose of this credit note is to finance the work and services required for the infrastructure costs and ongoing costs of underground piping construction projects in Montrose, Bridgewater and Dimock, Pennsylvania.

Regulatory Matters

The Company’s business is regulated by the NYPSC among other agencies.

On November 17, 2010, Bath Electric Gas & Water Systems (BEGWS), a natural gas customer of the Company, filed a petition with the NYPSC in Case 10-G-0598 that claimed BEGWS was overbilled for gas by the Company. BEGWS asserted that the Company's meters registered 2.94% more gas than was actually delivered to BEGWS from 2004 through 2010. Based on its calculations, BEGWS requested that the NYPSC order the Company to refund approximately $1.2 million for overcharges and interest. The Company conducted a comprehensive review of the BEGWS claim. The Company believes that its meters and the resulting bills have been accurate. On January 26, 2011, the Company responded that its preliminary review of its billing data and gas cost reconciliation to the NYPSC shows that the Company has already credited BEGWS the amount in the claim. In testimony filed by its consultants on July 8, 2011, BEGWS acknowledged receipt of the amount in the claim but raised new claims not in the original petition. BEGWS now asserts that the Company owes it a refund of $345,747. The Company contested the testimony filed on July 8, 2011. Over a period of approximately the last three years, BEGWS and the Company met on several occasions in an effort to resolve their differences. On November 26, 2014, the Company and BEGWS filed a Memorandum of Understanding (“MOU”) with the NYPSC to settle the dispute. BEGWS agreed to drop its claims against the Company and the Company agreed to make certain capital expenditures totaling approximately $250,000 to improve the reliability of service to BEGWS and the Company’s Hammondsport pipeline.

On May 24, 2011, the Company filed Case 11-G-0280, a base rate case that requested an increase in revenues of $1,429,281 (or 6.63% on an overall bill rate basis) in the 12 months ending April 30, 2013, (the Rate Year) and by the same dollar amount in the two succeeding 12-month periods (ending April 30, 2014, and April 30, 2015). On January 13, 2012 the Company, the Staff of the NYPSC and other intervenor parties filed a Joint Proposal (the “Proposal”) with the NYPSC to resolve all issues in the rate case. The Proposal provided for revenue increases to the Company’s rates in the first year (May 1, 2012 to April 30, 2013) of $944,310; in year two (May 1, 2013 to April 30, 2014) of $899,674; and in year three (May 1, 2014 to April 30, 2015) of $323,591. The Proposal also provided the Company the opportunity to earn $545,284 from local production before sharing, a 118% increase from the $250,000 allowed previously. The Proposal also provided for property tax reconciliation, treatment of future local production investment, cost allocations to the Company’s new Leatherstocking operations, consolidation of the three divisional rate tariffs into a single rate tariff and recovery of forecasted capital and operation and maintenance costs for the period May 1, 2012 to April 30, 2015. The rates are based on a 9.5% return on equity. The cumulative potential revenue increases over the three years total $4,955,869. On April 20, 2012 the NYPSC issued a final order in the case accepting the Proposal, with rates effective May 1, 2012. In the order the NYPSC directed the Company and the other parties to the case, including Staff, to collaborate on a code of conduct for the Company and its affiliates. This code of conduct was used until a more comprehensive code of conduct was established in conjunction with the establishment of a holding company structure for the Company and its affiliates, as requested in Case 12-G-0141 discussed below. On October 18, 2012, the NYPSC issued an order adopting affiliate standards that included certain restrictions, among them a prohibition on the sharing of distribution company employees other than specified officers with Company affiliates. Pursuant to that order, these standards remained in place until they were modified when the NYPSC issued an order on the Company’s request to establish a holding company structure (Case 12-G-0141). The second year rate increase of $899,674 provided for in Case 11-G-0280 became effective on May 1, 2013. On August 28, 2013, the Company filed the excess earning, net plant, property tax and large customer reconciliations required by the Joint Proposal for the first rate year (the twelve months ended April 30, 2013). The earned equity return for ratemaking purposes in the first rate year is 9.71%, below the sharing threshold of 10.25%. The net plant over-collection for the first rate year is $108,017. The amount due customers will be determined at the end of the third rate year (twelve months ended April 30, 2015). The property tax under-collection for the period amounted to $284,504. The Company estimates that the under-collection at the end of the third rate year would be a minimum of $853,512. In order to minimize the effect on customers at the conclusion of the three year agreement, on October 4, 2013, the Company requested that it be permitted recovery of the annual property tax under collection via the Delivery Rate Adjustment (“DRA”) commencing January 1, 2014. The large customer reconciliation showed an under-collection of $471,072. This amount is sufficiently large that the Company requested that 1/3 of the under- collection be recovered via the DRA starting January 1, 2014 to avoid “rate shock” at the conclusion of the current three-year rate agreement. On December 19, 2013, the NYPSC, in Case 13-G-0465, authorized the Company to recover, through the DRA, $441,528 to offset both the property tax deferral (by $284,504) and the large customer deferral (by $157,024) beginning January 1, 2014 for calendar year 2014. We have billed $244,684 for the property tax deferral and $135,047 for the large customer deferral through September 30, 2014. The third year rate increase of $323,591 provided for in Case 11-G-0280 became effective May 1, 2014. On June 16, 2014 the Company filed the property tax and large customer reconciliations required by the Joint Proposal for the second rate year (the twelve months ended April 30, 2014). The property tax under-collection for the period was $449,692. The large customer reconciliation showed an under-collection of $495,251. The Company in its filing requested recovery of these under-collections via the DRA commencing January 1, 2015. On December 12, 2014, in Case 13-G-0465, the NYPSC approved the recovery of $809,299 for the large customer deferral for rate year two and the balance of rate year one under-collection not previously approved. These amounts are included in deferred rate case reconciliations in Note 5 to the financial statements. The rate years are from May 1, 2012 through April 30, 2015. Recovery of the property tax deferral under-collection and certain other large customer deferral amounts are still being reviewed. Management expects to start recovering on any remaining amounts in the next rate case expected to be concluded during the year ended September 30, 2015. The amounts that were approved now will reduce the under-collection and additional billings to the customers during the next rate case.

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

On February 8, 2012, the Company filed a petition in Case 12-G-0049 requesting authorization to issue $12,650,000 in debt and $12,650,000 equity to support the utility infrastructure and growth programs ($20,950,000), Leatherstocking ($1,800,000) and non-utility investments ($2,500,000). As a result of discussions with the NYPSC Staff, the Company requested that the petition be bifurcated and that the NYPSC immediately review and approve that portion of the petition’s funding request pertaining to the Company’s gas distribution system. On May 17, 2012, the NYPSC acted on the petition. The Company was authorized to issue long-term debt up to $9,000,000 and authorized to issue common stock, convertible preferred stock and stock warrants up to $9,000,000, no later than December 31, 2016. As of September 30, 2014, the Company had issued new long-term debt of $7,631,772.

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

Accounting for Regulated Operations - Regulatory Assets and Liabilities

Corning Gas is subject to regulation by NYPSC. We record the results of our regulated activities in accordance with Financial Accounting Standards Board (FASB) ASC 980 (prior authoritative literature: Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation”), which results in differences in the application of generally, accepted accounting principles between regulated and non-regulated businesses. FASB ASC 980 requires the recording of regulatory assets and liabilities for certain transactions that would have been treated as revenue and expense in non-regulated businesses. In certain circumstances, FASB ASC 980 allows entities whose rates are determined by third-party regulators to defer costs as "regulatory" assets in the balance sheet to the extent that the entity expects to recover these costs in future rates. Management believes that currently available facts support the continued application of FASB ASC 980 and that all regulatory assets and liabilities are recoverable or refundable through the regulatory environment.

Accounting for the Compressor Station

The Company bought an $11 million compressor station and $2.1 million pipeline from a local producer for two dollars. Although the Company has effectively $13.1 million in new plant, only two dollars was recognized on the Balance Sheet in accordance with the Uniform System of Accounts (313.2) which states that in the case of gas plant contributed to the utility, gas plant accounts shall be charged only with such expenses, if any, incurred by the utility. Please see Note 1(s) of the Notes to the Consolidated Financial Statements “311 Transportation Agreement/Compressor Station”.

Accounting for the Joint Ventures

The investment and equity in both companies (collectively, “Joint Ventures”) has been recognized in the consolidated financial statements. The Holding Company has accounted for its equity investment using the equity method of accounting based on the guidelines established in FASB ASC 323. In applying the guidance of FASB ASC 323, the Holding Company recognized the investment in the Joint Ventures as an asset at cost. The investment will fluctuate in future periods based on the Holding Company’s allocable share of earnings or losses from the Joint Ventures which is recognized through earnings.

Pension and Post-Retirement Benefits

The amounts reported in our financial statements related to pension and other post-retirement benefits are determined on an actuarial basis, which requires the use of many assumptions in the calculation of such amounts. These assumptions include the discount rate, the expected return on plan assets, the rate of compensation increase and, for other post-retirement benefits, the expected annual rate of increase in per capita cost of covered medical and prescription benefits. Changes in actuarial assumptions and actuarial experience could have a material impact on the amount of our pension and post-retirement benefit costs and funding requirements. For the period ended September 30, 2013, the discount rate which is used approximates the Mercer Yield Curve Above Mean Model. The yield curve is a spot rate yield curve that provides a zero-coupon interest rate for each year into the future. For the period ended September 30, 2014, the discount rate was prepared by utilizing an analysis of the plan’s expected future cash flows and high-quality fixed-income investments currently available and expected to be available during the period to maturity of the pension benefits. The discount rate used is an estimate of the rate at which a defined benefit pension plan could settle its obligations. Rather than using a rate and curve developed using a bond portfolio, this method selects individual bonds to match to the expected cash flows of the Plan. Management feels this provides a more accurate depiction of the true cost to the plan to settle the obligations as the Plan could theoretically go into the marketplace and purchase the specific bonds used in the analysis in order to settle the obligations of the Plan. The change in methodology for determining the discount rate resulted in an approximate $2,153,000 decrease to the pension benefit obligation. In 2014, the mortality assumption has changed from the 1994 Group Annuity Mortality Table for Males and Females without generational improvements to the RP-200 annuitant/non-annuitant Mortality Table for Males and Females with generational improvements projected using scale BB. This change resulted in an increase to the pension benefit obligation of approximately $1,394,000. The net effect of these two changes to the assumptions is a decrease of approximately $759,000 to the pension benefit obligation. However, we expect to recover substantially all our net periodic pension and other post-retirement benefit costs attributed to employees in accordance with NYPSC authorization. For financial reporting purposes, the difference between the amounts of such costs as determined under applicable accounting principles is recorded as either a regulatory asset or liability.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains statements which, to the extent they are not recitations of historical facts, constitute "forward-looking statements" within the meaning of the Securities Litigation Reform Act of 1995 (Reform Act). The words "estimate", "project", "anticipate", "expect", "intend", "believe", "could" and similar expressions are intended to identify forward-looking statements. All such forward-looking statements are intended to be subject to the safe harbor protection provided by the Reform Act. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be achieved. As forward looking statements, these statements involve risks, uncertainties and other factors that could cause actual results to differ materially from the expected results. Accordingly, actual results may differ materially from those expressed in any forward looking statements. Factors that could cause results to differ materially from our management's expectations include, but are not limited to, those listed under Item 1A - "Risk Factors" of this Annual Report on Form 10-K for the fiscal year ended September 30, 2014, in addition to:

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are filed with this Form 10-K:

Report of Freed Maxick CPAs, P.C., Independent Registered Public Accounting Firm

Consolidated Financial Statements:

Consolidated Balance Sheets as of September 30, 2014 and 2013

Consolidated Statements of Income and Other Comprehensive Income (Loss) for the years ended September 30, 2014 and 2013

     Consolidated Statements of Stockholders’ Equity for the years ended September 30,                          2014 and 2013

Consolidated Statements of Cash Flows for the years ended September 30, 2014 and 2013

Notes to Consolidated Financial Statements

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the summer of 2013, the Company requested proposals from multiple independent registered accounting firms to serve as the Company’s auditor. After the review and interview process, the Audit Committee of the Company’s Board of Directors approved replacing EFP Rotenberg, LLP (“EFP Rotenberg”) as the Company’s audit firm and appointed Freed Maxick CPAs, P.C. as its new independent registered audit firm effective immediately for the fiscal year ending September 30, 2013.

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2014, the Holding Company’s management, with the participation of the Holding Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of the Holding Company’s disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. Based upon the Holding Company’s evaluation, the Holding Company’s chief executive officer and chief financial officer concluded that the Holding Company’s disclosure controls and procedures are effective as of September 30, 2014.

Management’s Report on Internal Control over Financial Reporting

The management of the Holding Company is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). The Holding Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements. Our internal control over financial reporting is supported by appropriate reviews by management, written policies and guidelines, careful selection and training of qualified personnel, and a written Code of Conduct adopted by our Holding Company’s Board of Directors, applicable to all Company Directors and all officers and employees of our Company.

The Audit Committee of our Holding Company’s Board of Directors meets with the independent public accountants and management periodically to discuss internal control over financial reporting and auditing and financial reporting matters. The Audit Committee reviews with the independent public accountants the scope and results of the audit effort. The Audit Committee’s Report will be reported in the Proxy Statement issued in connection with the Holding Company’s 2015 Annual Meeting of Shareholders.

The Holding Company’s management, including the Company’s chief executive officer and chief financial officer, assessed the effectiveness of the Holding Company’s internal control over financial reporting as of September 30, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework from1992. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our internal control over financial reporting was effective as of September 30, 2014.

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

ITEM 9B - OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated herein by reference to the Registrant’s definitive Proxy Statement relating to its 2013 Annual Meeting of Shareholders (the "Proxy Statement"), under the captions "Board of Directors," "Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Code of Business Conduct and Ethics" or an amendment to this Annual Report in Form 10-K. The Proxy Statement, or an amendment to this Annual Report on Form 10-K containing the required information, will be filed with the SEC prior to January 28, 2015.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is contained under the caption "Executive Compensation” in the Proxy Statement and incorporated herein by reference or an amendment to this Annual Report on Form 10-K. The Proxy Statement, or an amendment to this Annual Report on Form 10-K containing the required information, will be filed with the SEC prior to January 28, 2015.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required with respect to security ownership of certain beneficial owners is set forth under the caption "Principal Shareholders" and "Equity Compensation Plan Information at September 30, 2014" in the Proxy Statement and incorporated herein by reference or an amendment to this Annual Report on Form 10-K. The Proxy Statement, or an amendment to this Annual Report on Form 10-K containing the required information, will be filed with the SEC prior to January 28, 2015.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is contained under the caption "Certain Relationships and Related Transactions" and "Director Independence" in the Proxy Statement and incorporated herein by reference or an amendment to this Annual Report on Form 10-K. The Proxy Statement, or an amendment to this Annual Report on Form 10-K containing the required information, will be filed with the SEC prior to January 28, 2015.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 will be contained under the caption "Audit Committee Report - Principal Accounting Fees and Services" in the Proxy Statement and incorporated herein by reference or an amendment to this Annual Report on Form 10-K . The Proxy Statement, or an amendment to this Annual Report on Form 10-K containing the required information, will be filed with the SEC prior to January 28, 2015.

PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statement Schedules (see Item 8 Financial Statements and Supplementary Data)
(b) Exhibits

Exhibits incorporated by reference for filings made before January 1, 1995 may be found in the Company's Commission File 0-643

2.1	Agreement and Plan of Exchange, dated September 12, 2013, between the Gas Company and Holding Company (filed as Exhibit 2.1 to the Holding Company’s Registration Statement on Form S-4 (No. 333-190348 (the “Form S-4”))
3.1	The Holding Company’s Certificate of Incorporation, (included as Exhibit B to the Proxy Statement/Prospectus forming portion of the Form S-4)
3.2**	Certificate of Exchange, dated November 6, 2013, consented to by the New York Public Service Commission on November 8, 2013, and filed with the New York Department of State on November 12, 2013
3.3	By-Laws of the Holding Company (included as Exhibit C to the Proxy Statement/Prospectus forming portion of the Form S-4)
3.4	Amended and Restated Bylaws of Corning Natural Gas Holding Corporation, effective June 2, 2014 (incorporated by reference to Exhibit 3.2 of the Holding Company's Current Report on Form 8-K dated June 2, 2014 and filed on June 3, 2014)
4.1	See Exhibits 3.1 and 3.2 for provisions in the Holding Company’s Certificate of Incorporation and By-laws defining the rights of holders of the Holding Company Common Stock
4.2*	Amended and Restated 2007 Stock Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 10-Q dated August 12, 2009)
4.3	Dividend Reinvestment Plan (filed as Exhibit 4.3 of the Company’s Registration Statement on Form S-1 (No. 333-182386), originally filed with the Securities and Exchange Commission on June 28, 2012)
10.1*	Employment Agreement dated November 30, 2006 between Michael German and the Company (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated November 30, 2006)
10.2*	Amended and Restated Severance Agreement effective August 18, 2006 between the Company and Kenneth J. Robinson (incorporated by reference to Exhibit 10.18 of the Company’s Current Report on Form 8-K dated August 14, 2006)
10.3	Credit Agreement made by the Company to Manufacturers and Traders Trust Company dated October 16, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated October 16, 2008)
10.4	Replacement Term Note of Corning Gas in favor of Manufacturers and Traders Trust Company dated October 16, 2008 (incorporated by reference to Exhibit 10.2 of Corning Gas’s Current Report on Form 8-K dated October 16, 2008)
10.5	Demand Note made by Corning Gas in favor of Manufacturers and Traders Trust Company dated October 27, 2008 (incorporated by reference to Exhibit 10.1 of Corning Gas’s Current Report on Form 8-K dated October 27, 2008)
10.6	Amended Warrant Agreement dated July 1, 2009 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated July 1, 2009)

10.7*	First Amendment to Employment Agreement between Michael I. German and the Company dated December 31, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 10-Q dated August 12, 2009)
10. 8	Amended and Restated 2007 Stock Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 10-Q dated August 12, 2009)
10.9	First Amendment to Note Agreements between The Company and Great West Life & Annuity Insurance Company dated December 1, 2009 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated January 6, 2010)
10.10	Intercreditor and Collateral Agency Agreement among Manufacturers and Traders Trust Company, as collateral agent and bank lender, and Great West Life & Annuity Insurance Company dated December 1, 2009 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated January 6, 2010)
10.11	Amendment to Credit Agreement between the Company and Manufacturers and Traders Trust Company dated March 4, 2010 (incorporated by reference to Exhibit 10.1 of The Company’s Current Report on Form 8-K dated March 8, 2010)
10.12	Replacement Term Note of The Company in favor of Manufacturers and Traders Trust Company dated March 4, 2010 (incorporated by reference to Exhibit 10.2 of The Company’s Current Report on Form 8-K dated March 8, 2010)
10.14	Commercial Promissory Note between the Company and Community Bank, N.A. dated March 31, 2010 (incorporated by reference to Exhibit 10.3 of The Company’s Current Report on Form 8-K dated May 7, 2010)
10.15	Commercial Security Agreement between the Company and Community Bank, N.A. dated March 31, 2010 (incorporated by reference to Exhibit 10.4 of The Company’s Current Report on Form 8-K dated May 7, 2010)
10.16	Commercial Security Agreement between The Company and Community Bank, N.A. dated March 31, 2010 (incorporated by reference to Exhibit 10.5 of The Company’s Current Report on Form 8-K dated May 7, 2010)
10.17	Commitment Letter between The Company and Manufacturers and Traders Trust Company dated May 10, 2010 (incorporated by reference to Exhibit 10.16 of The Company’s Current Report on Form 10-Q dated May 12, 2010)
10.18	Negotiated 311 Gas Transportation Agreement between The Company and Talisman Energy USA, Inc. dated May 13, 2010, with confidential portions redacted. Confidential information omitted and filed separately with the SEC (incorporated by reference to Exhibit 10.1 of The Company’s Current Report on Form 8-K dated May 21, 2010)
10.19	Disclosure regarding Promissory Note between The Company and Five Star Bank dated September 27, 2010 (incorporated by reference to Item 7.01 on The Company’s Current Report on Form 8-K dated August 27, 2010)
10.20	Letter of Commitment between The Company and Manufacturers and Traders Trust Company dated June 16, 2010 (incorporated by reference to Exhibit 10.1 of The Company’s Current Report on Form 8-K dated October 27, 2010)
10.21	Multiple Disbursement Term Note between The Company and Manufacturers and Traders Trust Company dated October 27, 2010 (incorporated by reference to Exhibit 10.2 of The Company’s Current Report on Form 8-K dated October 27, 2010)
10.22	General Security Agreement made by the Company and Manufacturers and Traders Trust Company dated October 27, 2010 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K dated October 27, 2010)
10.23	Specific Security Agreement made by the Company and Manufacturers and Traders Trust Company dated October 27, 2010 (incorporated by reference to Exhibit 10.4 of The Company’s Current Report on Form 8-K dated October 27, 2010)

10.24	Credit Agreement made by the Company and Manufacturers and Traders Trust Company dated October 27, 2010 (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K dated October 27, 2010)
10.25	Letter of Commitment between the Company and Community Bank N.A dated February 16, 2011 (incorporated by reference to Exhibit 10.1 of The Company’s Current Report on Form 8-K dated February 28, 2011)
10.26	Letter of Credit Agreement between the Company and Community Bank N.A dated February 16, 2011 (incorporated by reference to Exhibit 10.2 of The Company’s Current Report on Form 8-K dated February 28, 2011)
10.27	Change in Terms Agreement between the Company and Community Bank N.A. dated March 10, 2011 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated March 10, 2011)
10.28	Multiple Disbursement Term Note between the Company and Manufacturers and Traders Trust Company dated July 14, 2011 (incorporated by reference to Exhibit 10.1 of The Company’s Current Report on Form 8-K dated July 14, 2011)
10.29	Letter of Credit Agreement between the Company and Manufacturers and Traders Trust Company dated July 14, 2011 (incorporated by reference to Exhibit 10.1 of The Company’s Current Report on Form 8-K dated July 14, 2011)
10.30	Promissory Note between the Company and Five Star Bank dated September 1, 2011 (incorporated by reference The Company’s Current Report on Form 10-K, dated December 28, 2012)
10.31	Base Contract for Sale and Purchase of Natural Gas between the Company and ConocoPhillips dated April 1, 2011. Confidential information omitted and filed separately with the Securities and Exchange Commission (incorporated by reference to the Company’s Current Report on Form 10-K/A, Amendment 2, dated January 27, 2012)
10.32	Purchase Agreement between the Company and Article 6 Marital Trust under the First Amended and Restated Jerry Zucker Revocable Trust dated April 2, 2007, dated January 23, 2012 (incorporated by reference to Exhibit 99.1 on The Company’s Current Report on Form 8-K dated January 27, 2012)
10.33	Registration Rights Agreement between the Company and Article 6 Marital Trust under the First Amended and Restated Jerry Zucker Revocable Trust dated April 2, 2007, dated January 23, 2012 (incorporated by reference to Exhibit 99.2 on The Company’s Current Report on Form 8-K dated January 27, 2012)
10.34	Commercial Line of Credit Agreement and Note between the Company and Community Bank N.A. dated February 27, 2012 (incorporated by reference to Exhibit 10.2 of The Company’s Current Report on Form 8-K dated February 27, 2012)
10.35*	Form of Change of Control Agreement between the Company and Firouzeh Sarhangi, Stanley G. Sleve, Matthew J. Cook and Russell Miller dated April 17, 2012 (incorporated by reference to Exhibit 10.1 of The Company’s Current Report on Form 8-K dated April 17, 2012)
10.36*	Settlement and Release Agreement between The Company and Thomas K. Barry dated December 30, 2011 (incorporated by reference to Exhibit 10.30 of The Company’s Registration Statement on Form S-1 (No. 333-182386), originally filed with the Securities and Exchange Commission on June 28, 2012)
10.37	Operating Agreement of the Leatherstocking Pipeline Company, LLC (incorporated by reference to Exhibit 10.31 of The Company’s Registration Statement on Form S-1 (No. 333-182386), originally filed with the Securities and Exchange Commission on June 28, 2012)
10.38	Operating Agreement of the Leatherstocking Gas Company, LLC (incorporated by reference to Exhibit 10.32 of the Company’s Registration Statement on Form S-1 (No. 333-182386), originally filed with the Securities and Exchange Commission on June 28, 2012)

10.39	Line of Credit Agreement between The Company and Community Bank N.A. dated July 27, 2012 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated July 30, 2012)
10.40	Term Loan Agreement between The Company and Community Bank N.A. dated July 27, 2012 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated July 30, 2012)
10.41	Promissory Note in the principal amount of $250,000 payable by The Company to Five Star Bank dated August 13, 2012 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated August 15, 2012)
10.42	Promissory Note in the principal amount of $250,000 payable by The Company to Five Star Bank dated August 13, 2012 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated August 15, 2012)
10.43*	Form of Restricted Stock Agreement – Officers under the Corning Natural Gas Corporation’s Amended and Restated 2007 Stock Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated December 11, 2012)
10.44*	Form of Restricted Stock Agreement - Non-employee Directors under the Corning Natural Gas Corporation’s Amended and Restated 2007 Stock Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated December 11, 2012)
10.45	Commercial Line of Credit Agreement and Note as of June 21, 2013 by and between Corning Natural Gas Corporation and Community Bank N.A. (incorporated by reference to Exhibit 10.2 of The Company’s Current Report on Form 8-K dated June 21, 2013)
10.46	Addendum to Commercial Line of Credit Agreement and Note dated June 21, 2013 by and between Corning Natural Gas Corporation and Community Bank N.A. (incorporated by reference to Exhibit 10.3 of The Company’s Current Report on Form 8-K dated June 21, 2013)
10.47	Agreement to Cancel Security Agreement dated June 21, 2013 by and between Corning Natural Gas Corporation and Community Bank N.A. (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K dated June 21, 2013)
10.48	Replacement Multiple Disbursement Term Note, dated as of September 3, 2013, by and between the Company and M&T Bank (incorporated by reference to Exhibit 10.1 of The Company’s Current Report on Form 8-K dated September 3, 2013)
10.49	Replacement Term Note, dated as of September 3, 2013, by and between the Company and M&T Bank (incorporated by reference to Exhibit 10.2 of The Company’s Current Report on Form 8-K dated September 3, 2013)
10.50	Multiple Disbursement Term Note, dated as of September 3, 2013, by and between the Company and M&T Bank (incorporated by reference to Exhibit 10.3 of The Company’s Current Report on Form 8-K dated September 3, 2013)
10.51	Specific Security Agreement, dated as of September 3, 2013, by and between the Company and M&T Bank (incorporated by reference to Exhibit 10.4 of The Company’s Current Report on Form 8-K dated September 3, 2013)
10.52	Letter of Commitment between the Company and Community Bank N.A. (incorporated by reference to Exhibit 10.1 of the Holding Company’s Current Report on Form 8K dated March 25, 2014)
10.53	Commercial Line of Credit Agreement between the Company and Community Bank N.A. (incorporated by reference to Exhibit 10.2 of the Holding Company’s Current Report on Form 8K dated March 25, 2014)

10.54	Stock Purchase Agreement between the Holding Company and Article 6 Marital Trust under the First Amended and Restated Jerry Zucker Revocable Trust Dated April 2, 2007, dated April 7, 2014
10.55	Stock Purchase Agreement between the Holding Company and the Retirement Plan for the L.S. Starret Company with QCI Management, Inc., as Registered Investment Advisor dated April 14, 2014
10.56	Stock Purchase Agreement between the Holding Company and DBH, LLC with QCI Asset Management, Inc., as Registered Investment Advisor dated April 14, 2014
10.57	Stock Purchase Agreement between the Holding Company and Cold Spring Construction Profit Sharing Plan with QCI Asset Management, Inc., as Registered Investment Advisor dated April 14, 2014
10.58	Stock Purchase Agreement between the Holding Company and Timothy E. Delaney with QCI Asset Management, Inc., as Registered Investment Advisor dated April 14, 2014
10.59	Stock Purchase Agreement between the Holding Company and Robert B. Johnston dated April 16, 2014
10.60	Multiple Disbursement Note between the Company and Manufacturers and Traders Trust Company dated July 3, 2014 (incorporated by reference to Exhibit 10.1 of the Holding Company's Current Report on Form 8-K dated July 3, 2014 and filed on July 10, 2014 (the "July 2014 8-K"))
10.61	Credit Agreement between the Company and Manufacturers and Traders Trust Company dated July 3, 2014 (incorporated by reference to Exhibit 10.2 of the July 2014 8-K)
10.62	Term Note between the Company and Manufacturers and Traders Trust Company dated July 3, 2014(incorporated by reference to Exhibit 10.3 of the July 2014 8-K)
10.63	Credit Agreement between the Company and Manufacturers and Traders Trust Company dated July 3, 2014 (incorporated by reference to Exhibit 10.4 of the July 2014 8-K)
10.64	Loan Agreement between Leatherstocking Gas Company, LLC and Leatherstocking Pipeline Company, LLC and Five Star Bank dated August 28, 2014 (incorporated by reference to Exhibit 10.1 of the September 2014 8-K)
10.65	Line of Credit Note between Leatherstocking Gas Company, LLC and Five Star Bank dated August 28, 2014 (incorporated by reference the Exhibit 10.2 of the September 2014 8-K)
10.66	General Security Agreement between Leatherstocking Gas Company, LLC and Five Star Bank dated August 27, 2014 (incorporated by reference to Exhibit 10.3 of the September 2014 8-K)
10.67	General Security Agreement between Leatherstocking Pipeline Company, LLC and Five Star Bank dated August 27, 2014 (incorporated by reference to Exhibit 10.4 of the September 2014 8-K)
10.68	Unlimited Continuing Guarantee between Leatherstocking Pipeline, LLC and Five Star Bank dated August 27, 2014 (incorporated by reference to Exhibit 10.5 of the September 2014 8-K)
10.69	Pledge and Security Agreement between Corning Natural Gas Holding Corporation and Mirabito Regulated Industries, LLC with Five Star Bank dated August 27, 2014 (incorporated by reference to Exhibit 10.6 of the September 2014 8-K)
10.70	Pledge and Security Agreement between Corning Natural Gas Holding Corporation and Mirabito Regulated Industries, LLC with Five Star Bank dated August 27, 2014 (incorporated by reference to Exhibit 10.7of the September 2014 8-K)
16.1	Letter of EFP Rotenberg, LLP addressed to the Securities and Exchange Commission, dated September 11, 2013 (filed as Exhibit 16.1 to Form S-4)
21**	Subsidiary of Company
23.1**	Consents of Freed Maxick CPA's, P.C.
31.1**	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act - Michael I. German

31.2**	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act - Firouzeh Sarhangi
32.1***	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
101***	The following materials from the Corning Natural Gas Corporation Annual Report on Form 10-K for the period ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language):
(i) the Condensed Consolidated Balance Sheets at September 30, 2014 and 2013
(ii) the Condensed Consolidated Statements of Income and Comprehensive Income (Loss) for the years ended
September 30, 2014 and 2013
(iii) the Condensed Consolidated Statements of Stockholders' Equity for the years ended
September 30, 2014 and 2013
(iv) the Condensed Consolidated Statements of Cash Flows for the years ended September 30, 2014 and 2013
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

CORNING NATURAL GAS HOLDING CORPORATION

Date: December 23, 2014	/s/ Michael I. German
Michael I. German
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 23, 2014	/s/ Firouzeh Sarhangi
Firouzeh Sarhangi, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Date: December 23, 2014	/s/ Michael I. German
Michael I. German, President and Chief Executive Officer and Director
(Principal Executive Officer)

Date: December 23, 2014	/s/ Henry B. Cook
Henry B. Cook, Chairman of the Board of Directors

Date: December 23, 2014	/s/ Ted W. Gibson
Ted W. Gibson, Director

Date: December 23, 2014	/s/ Robert B. Johnston
Robert B. Johnston, Director

Date: December 23, 2014	/s/ Joseph P. Mirabito
Joseph P. Mirabito, Director

Date: December 23, 2014	/s/ William Mirabito
William Mirabito, Director

Date: December 23, 2014	/s/ George J. Welch
George J. Welch, Director

Date: December 23, 2014	/s/ John B. Williamson III
John B. Williamson III, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Corning Natural Gas Holding Corporation

Corning, New York

We have audited the accompanying consolidated balance sheets of Corning Natural Gas Holding Corporation and Corning Natural Gas Corporation and subsidiaries (collectively, the “Company”) as of September 30, 2014 and 2013, respectively, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity and cash flows for the fiscal years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2014 and 2013, and the results of their operations and their cash flows for the fiscal years then ended, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the financial statements, during the year ended September 30, 2014 the Company reorganized into a holding company structure through a one for one exchange of shares approved by the shareholders. In connection with this transaction Corning Natural Gas Corporation, the previous reporting entity, became a subsidiary of Corning Natural Gas Holding Corporation, the successor reporting entity. The financial statements presented, and our report thereon, cover both Corning Natural Gas Corporation and Corning Natural Gas Holding Corporation.

/s/ Freed Maxick CPAs, P.C.

Rochester, NY

December 23, 2014

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

Assets	September 30, 2014	September 30, 2013

Plant:
Utility property, plant and equipment	$68,687,509	$60,261,259
Less: accumulated depreciation	(19,578,820)	(18,013,229)
Total plant utility and non-utility, net	49,108,689	42,248,030

Investments:
Marketable securities available-for-sale at fair value	2,308,138	2,242,540
Investment in joint ventures	1,280,757	587,678
Total investments	3,588,895	2,830,218

Current assets:
Cash and cash equivalents	108,086	14,244
Customer accounts receivable, (net of allowance for
uncollectible accounts of $42,540 and $297,846), respectively	1,991,809	1,727,562
Related party receivables	242,792	464,514
Gas stored underground, at average cost	2,291,665	2,254,463
Materials and supplies inventory	937,459	1,205,018
Prepaid expenses	982,198	848,701
Total current assets	6,554,009	6,514,502

Regulatory and other assets:
Regulatory assets:
Unrecovered gas costs	110,372	387,288
Deferred regulatory costs	2,653,778	2,537,893
Debt issuance costs (net of accumulated
amortization of $595,637 and $536,117), respectively	313,292	270,261
Other	193,026	230,408
Total regulatory and other assets	3,270,468	3,425,850

Total assets	$62,522,061	$55,018,600

See accompanying notes to consolidated financial statements.

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

	September 30, 2014	September 30, 2013
Liabilities and capitalization:

Long-term debt, less current installments	14,571,746	13,460,781

Current liabilities:
Current portion of long-term debt	$2,697,140	$1,827,322
Borrowings under lines-of-credit	4,614,541	4,407,305
Accounts payable	1,903,594	2,087,927
Accrued expenses	534,059	507,952
Customer deposits and accrued interest	976,734	952,237
Dividends declared	327,819	282,595
Deferred income taxes	215,757	427,245
Total current liabilities	11,269,644	10,492,583

Other liabilities:
Deferred income taxes	1,223,875	150,859
Deferred compensation	1,666,415	1,545,747
Deferred pension costs & post-retirement benefits	6,091,540	5,610,221
Other	1,113,655	366,478
Total other liabilities	10,095,485	7,673,305

Commitments and contingencies (See Notes 13 and 14)	—	—

Common stockholders' equity:
Common stock (common stock $.01 par
value per share. Authorized 3,500,000 shares;
issued and outstanding 2,430,184 shares at
September 30, 2014 and 2,262,654 at September 30, 2013)	24,302	22,626
Additional paid-in capital	26,037,603	23,309,764
Retained earnings	2,921,478	2,098,044
Accumulated other comprehensive loss	(2,398,197)	(2,038,503)
Total common stockholders' equity	26,585,186	23,391,931

Total liabilities and capitalization	$62,522,061	$55,018,600

See accompanying notes to consolidated financial statements.

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income
For the Years Ended September 30, 2014 and 2013

	September 30, 2014	September 30, 2013

Utility operating revenues	$25,464,582	$23,473,785
Natural gas purchased	9,749,281	8,578,363
Gross margin	15,715,301	14,895,422

Cost and expense
Operating and maintenance expense	7,564,842	6,891,937
Taxes other than income taxes	1,944,352	1,894,008
Depreciation	1,538,377	2,204,869
Other deductions, net	479,449	447,203
Total costs and expenses	11,527,020	11,438,017

Operating income	4,188,281	3,457,405

Other income and (expense)
Interest expense	(841,177)	(935,273)
Other expense	(27,340)	(29,944)
Other income	51,750	38,768
Investment income	65,361	123,725
(Loss) from joint ventures	(106,921)	(42,515)
Rental income	48,552	48,552

Net income from operations, before income taxes	3,378,506	2,660,718

Income taxes
Income tax benefit (expense), current	(70,000)	50,557
Income tax (expense), deferred	(1,240,705)	(925,901)
Total income tax expense	(1,310,705)	(875,344)

Net income	2,067,801	1,785,374

Other comprehensive income (loss)
Pension adjustment, net of tax	(450,465)	1,223,987
Net unrealized gain (loss) on securities available for sale, net of tax	90,771	(16,015)
Total other comprehensive income (loss)	(359,694)	1,207,972

Total comprehensive income	$1,708,107	$2,993,346

Weighted average earnings per share-
basic:	$0.88	$0.80
diluted:	$0.88	$0.80

Average shares outstanding – basic	2,342,034	2,239,893
Average shares outstanding – diluted	2,346,786	2,242,799

See accompanying notes to consolidated financial statements

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
For the Years Ended September 30, 2014 and 2013
					Accumulated
			Additional		Other
	Number of	Common	Paid in	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Income	Total
Balances at September 30, 2012 (as reported)	2,220,271	$11,101,355	$11,698,763	$1,421,918	($3,246,475)	$20,975,561
Stock exchange par value $5 to $.01		(11,079,152)	11,079,152
Balances at September 30, 2012		22,203	22,777,915
Issuance of common stock	42,383	423	531,849	—	—	532,272

Dividends declared		—	—	(1,109,248)	—	(1,109,248)

Comprehensive income:
Change in unrealized gain on
securities available for sale, net of
income taxes of $6,863		—	—	—	(16,015)	(16,015)
Minimum pension liability adjustment, net of
income tax of $850,568		—	—	—	1,223,987	1,223,987
Net income		—	—	1,785,374	—	1,785,374
Total comprehensive income						2,993,346
Balances at September 30, 2013	$2,262,654	$22,626	$23,309,764	$2,098,044	($2,038,503)	$23,391,931

Issuance of common stock par value	167,530	1,676	2,727,839	—	—	2,729,515
Dividends declared		—	—	(1,244,367)	—	(1,244,367)

Comprehensive income:
Change in unrealized gain on
securities available for sale, net of
income taxes of $49,956		—	—	—	90,771	90,771
Minimum pension liability adjustment, net of
income tax of $332,859		—	—	—	(450,465)	(450,465)
Net income		—	—	2,067,801	—	2,067,801
Total comprehensive income						1,708,107
Balances at September 30, 2014	$2,430,184	$24,302	$26,037,603	$2,921,478	($2,398,197)	$26,585,186

The components of accumulated other comprehensive (loss) are as follows:

	2014	2013
Pension liability adjustment, net of tax	(2,525,875)	(2,075,410)
Net unrealized gain/(loss) on securities available for sale, net of tax	127,678	36,907
Accumulated other comprehensive loss	(2,398,197)	(2,038,503)

See accompanying notes to consolidated financial statements

CORNING NATURAL GAS HOLDING COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended September 30, 2014 and September 30, 2013
	2014	2013
Cash flows from operating activities:
Net income	$2,067,801	$1,785,374
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	1,538,377	2,204,869
Amortization of debt issuance cost	122,952	46,566
Non-cash pension expenses	929,321	1,211,829
Regulatory asset amortizations	274,135	279,144
Stock issued for services	138,094	206,276
(Gain) on sale of marketable securities	(11,812)	(65,176)
Deferred income taxes	1,240,705	925,901
Bad debt expense	233,729	229,233
Loss on joint ventures	106,921	42,515

Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(497,976)	(404,348)
Gas stored underground	(37,202)	(143,199)
Materials and supplies inventories	267,559	(31,914)
Prepaid expenses	(133,497)	(121,957)
Unrecovered gas costs	276,916	1,157,947
Deferred regulatory costs	(390,020)	(1,271,247)
Other	37,382	28,846
Increase (decrease) in:
Accounts payable	(184,333)	586,734
Accrued expenses	26,107	(364,750)
Customer deposits and accrued interest	24,497	(80,502)
Deferred compensation	120,668	46,483
Deferred pension costs & post-retirement benefits	(1,312,285)	(1,285,865)
Other liabilities and deferred credits	744,148	(48,812)
Net cash provided by operating activities	5,582,187	4,933,947

Cash flows from investing activities:
Purchase of securities available-for-sale	(422,721)	(1,187,092)
Proceeds from sales of securities available-for-sale	497,408	1,250,761
Amount received from (paid to) related parties	221,722	(390,678)
Investment in joint ventures	(800,000)	(281,000)
Capital expenditures	(8,399,036)	(6,142,242)
Net cash (used in) investing activities	(8,902,627)	(6,750,251)

Cash flows from financing activities:
Net proceeds under lines-of-credit	207,236	2,210,310
Debt issuance costs	(165,983)	(67,616)
Cash received from sale of stock	2,467,812	212,510
Dividends paid	(1,075,566)	(995,762)
Proceeds under long-term debt	6,086,300	8,885,902
Repayment of short-term debt	—	(750,000)
Repayment of long-term debt	(4,105,517)	(7,734,879)
Net cash provided by financing activities	3,414,282	1,760,465
Net increase (decrease) in cash	93,842	(55,839)

Cash and cash equivalents at beginning of period	14,244	70,083

Cash and cash equivalents at end of period	$108,086	$14,244

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$841,404	$933,258
Income taxes	$290,653	$179,984
Non-cash financing activities:
Dividends paid with shares	$123,610	$113,486
Number of shares issued for dividends	7,219	7,433

See accompanying notes to consolidated financial statements

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies

Corning Natural Gas Holding Corporation’s (the Holding Company) primary business is gas distribution through Corning Natural Gas Corporation (Corning Gas, Gas Company or the Company), our principal subsidiary, who provides gas on a commodity and transportation basis to its customers in the Southern Tier of New York State. The Holding Company follows the Uniform System of Accounts prescribed by the Public Service Commission of the State of New York (NYPSC) which has jurisdiction over and sets rates for New York State gas distribution companies. The Holding Company’s regulated operations meet the criteria and accordingly, follow the accounting and reporting of FASB ASC 980 “Regulated Operations”. The Holding Company’s consolidated financial statements contain the use of estimates and assumptions for reporting certain assets, liabilities, revenue and expenses and actual results could differ from the estimates. The more significant accounting policies of the Holding Company are summarized below.

(a)	Principles of Consolidation and Presentation

In order to reorganize the regulated and unregulated businesses of the Company, Corning Natural Gas Holding Corporation (the “Holding Company”), a wholly-owned subsidiary of the Company at September 30, 2013, was incorporated under the laws of the State of New York on July 19, 2013. The Holding Company was formed to serve as the parent holding company of the Company, Appliance Corp and, directly or indirectly, the interests in the Leatherstocking Joint Venture Companies. The NYPSC approved the formation of the Holding Company and the reorganization of the Gas Company into a holding company structure on May 17, 2013. The reorganization into the holding company structure required approval of holders of at least 66 2/3rds of the Gas Company’s common stock and the exchange of shares of common stock of the Gas Company for common stock of the Holding Company. On August 1, 2013, the Holding Company filed a Registration Statement/Proxy Statement on Form S-4 (the “Registration Statement”) with the U.S. Securities and Exchange Commission (“SEC”) to register the securities to be issued by the Holding Company in connection with the exchange and to file a proxy statement for a special meeting of the Gas Company’s shareholders regarding the proposal to create the holding company structure and the exchange of shares of the Gas Company’s common stock on a one-for-one basis for shares of the Holding Company’s common stock. The Registration Statement was effective September 30, 2013. In a special shareholder meeting on November 6, 2013, the proposal was approved by more than two-thirds of shareholders of the Gas Company. The effective date of reorganization was November 12, 2013. Pursuant to the Agreement and Plan of Share Exchange, dated September 12, 2013, between the Holding Company and Corning Gas (the “Exchange Agreement”), and the Certificate of Exchange, on the Effective Date, each issued and outstanding share of Corning Gas’ common stock, par value $5.00 per share, was converted into one share of the Holding Company’s common stock, par value $0.01 per share. The effect of this share exchange has been reflected retroactively in all periods presented. This resulted in a reclassification between Common Stock and Additional Paid in Capital of $11,290,644 as of September 30, 2013.

The consolidated financial statements include the Holding Company and its wholly owned subsidiaries, Corning Gas and Corning Natural Gas Appliance Corporation (Appliance Corp.). All intercompany accounts and balances have been eliminated.

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

(c) Depreciation

The Company provides for depreciation for accounting purposes using a straight-line method based on the estimated economic lives of property as determined by the current rate plan based on the latest depreciation study. The depreciation rate used for utility plant, expressed as an annual percentage of depreciable property was 2.2% in 2014 and 3.7% in 2013. The NYPSC is allowing the Company recovery in revenues to offset our costs of building certain projects. At the time utility properties are retired, the original cost plus costs of removal less any salvage are charged to accumulated depreciation.

(d) Accounting for Impairment

The Financial Accounting Standards Board (FASB) ASC 360-10-15, “Accounting for the Impairment or Disposal of Long-Lived Assets” establishes accounting standards to account for the impairment of long-lived assets, and certain identifiable intangibles. Under FASB ASC 360-10-15 the Company reviews assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. FASB ASC 360-10-15 also requires that a rate regulated enterprise recognize an impairment when regulatory assets are no longer probable of recovery. No impairment losses were incurred for the years ended September 30, 2014 and 2013.

(e) Marketable Securities

Marketable securities, which are intended to fund the Company’s deferred compensation plan obligations, are classified as available for sale. Such securities are reported at fair value based on quoted market prices, with unrealized gains and losses, net of the related income tax effect, excluded from income, and reported as a component of accumulated other comprehensive income in stockholders’ equity until realized. The cost of securities sold was determined using the specific identification method. For all investments in the unrealized loss position, none have been in an unrealized loss position for more than 12 months. None are other than temporary impairments based on management’s analysis of available market research. In 2014 and 2013, the Company sold equity securities for realized gains (losses) included in earnings of $11,812 and $65,276, respectively.

(f) Fair Value of Financial Instruments

The Company has determined the fair value of debt and other financial instruments using a valuation hierarchy. The hierarchy, which prioritizes the inputs used in measuring fair value, consists of three levels. Level 1 uses observable inputs such as quoted prices in active markets; Level 2 uses inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, which is defined as unobservable inputs in which little or no market data exists, requires the Company to develop its own assumptions. The carrying amount of debt on the Consolidated Balance Sheets approximates fair value as a result of instruments bearing interest rates that approximate current market rates for similar instruments, and the carrying amounts for cash, accounts receivable and accounts payable approximate fair value due to their short-term nature. The assets used to fund the pension plan and marketable securities, which fund the Company’s deferred compensation plan, are valued based on Level 1 inputs.

The Company has determined the fair value of certain assets through application of FASB ASC 820 “Fair Value Measurements and Disclosures”.

Fair value of assets and liabilities measured on a recurring basis at September 30, 2014 and 2013 are as follows:

Fair Value Measurements at Reporting Date Using:
	Fair Value	Quoted Prices In Active Markets for Identical Assets/Liabilities (Level 1)	Level 2	Level 3
September 30, 2014
Available-for-sale securities	$2,308,138	$2,308,138	$—	$—

September 30, 2013
Available-for-sale securities	$2,242,540	$2,242,540	$—	$—

Financial assets and liabilities valued using level 1 inputs are based on unadjusted quoted market prices within active markets.

(g) Cash and Cash Equivalents

Cash and cash equivalents include time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less. Cash and cash equivalents at financial institutions may periodically exceed federally insured limits.

(h) Accounts Receivable

Accounts receivable are stated net of an allowance for doubtful accounts. The Company estimates the allowance based on its analysis of specific balances, taking into consideration the age of past due accounts and relying on rules and guidelines established by the NYPSC regarding customer disconnects. On August 2, 2012, the Company received notice that a significant customer filed for protection under Chapter 11 of the United States Bankruptcy Code. That customer received funding from its principal lender to continue to operate and pay bills going forward. As of September 30, 2013, the Company had reserved 100% of the $252,456 outstanding at the time of the bankruptcy filing which is consistent with the Company’s accounting policies. During the year ended September 30, 2014 the amount was written off.

Related party receivables are expenditures paid on behalf of the Holding Company’s joint venture investments. We expect repayment on these amounts during the year ended September 30, 2015.

(i) Gas Stored Underground

Gas stored underground is carried at an average unit cost method as prescribed by the NYPSC.

(j) Materials and Supplies Inventories

Materials and supplies inventories are stated at the lower of cost or market, cost being determined on an average unit price basis.

(k) Debt Issuance Costs

Costs associated with the issuance of debt by the Company are deferred and amortized over the lives of the related debt.

(l) Regulatory Matters

Certain costs are deferred and recognized as expenses when they are reflected in rates and recovered from customers as permitted by FASB ASC 980. These costs are shown as regulatory assets. Such costs arise from the traditional cost-of-service rate setting approach whereby all prudently incurred costs are generally recoverable through rates. Deferral of these costs is appropriate while the Company’s rates are regulated under a cost-of-service approach.

As a regulated utility, the Company deferred certain costs for future recovery. In a purely competitive environment, such costs might have been currently expensed. Accordingly, if the Company’s rate setting were changed from a cost-of-service approach and the Company were no longer allowed to defer these costs under FASB ASC 980, certain of these assets might not be fully recoverable. However, the Company cannot predict the impact, if any, of competition and continues to operate in a cost-of-service based regulatory environment. Accordingly, the Company believes that accounting under FASB ASC 980 is appropriate.

(m) Revenue and Natural Gas Purchased

The Company records revenues from residential and commercial customers based on meters read on a cyclical basis throughout each month, while certain large industrial and utility customers’ meters are read at the end of each month. Several meters are read at the end of each month to calculate local production revenues. The Company does not accrue revenue for gas delivered but not yet billed, as the NYPSC requires that such accounting must be adopted during a rate proceeding, which the Company has not done. The Company, as part of its currently effective rate plan, has a weather normalization clause as protection against severe weather fluctuations. This affects space heating customers and is activated when degree days are 2.2% greater or less than a 30 year average. As a result, the effect on revenue fluctuations of weather related gas sales is somewhat moderated.

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

Gas purchases are recorded on readings of suppliers’ meters as of the end of the month. The Company’s rate tariffs include a Gas Adjustment Clause (GAC) which adjusts rates to reflect changes in gas costs from levels established in the rate setting process. In order to match such costs and revenue, the PSC has provided for an annual reconciliation of recoverable GAC costs with applicable revenue billed. Any excess or deficiency in GAC revenue billed is deferred and the balance at the reconciliation date is either refunded to or recovered from customers over a subsequent 12-month period.

(n) Federal Income Tax

The Holding Company uses the asset and liability method to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Holding Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. In addition, such deferred tax assets and liabilities will be adjusted for the effects of enacted changes in tax laws and rates.

(o) Dividends

A dividend of $.125 a share was paid on October 15, 2013 to shareholders of record on September 30, 2013 and on January 15, 2014 to shareholders of record on December 3, 2013. At its regular meeting on February 20, 2014, the board of directors approved an increase in the quarterly dividend to $.135 a share. This dividend was paid on April 15, 2014 to shareholders of record on March 31, 2014 and on July 15, 2014 for shareholders of record on June 30, 2104. For the quarter ended September 30, 2014, $327,819 has been accrued for dividends paid on October 15, 2014 to shareholders of record on September 30, 2014.

(p) Revenue Taxes

The Company collects state revenue taxes on residential delivery rates. The amount included in Utility Operating Revenue and Taxes other than Federal Income Taxes was $168,900 and $153,346 in 2014 and 2013, respectively.

(q) Stock Based Compensation

The Holding Company accounts for stock based awards in accordance with FASB ASC 718. The Holding Company awards restricted shares as compensation to our directors.  The shares awarded become unrestricted upon a director leaving the board.  Directors who also serve as officers of Corning Gas are not compensated for their service as directors. Since these shares are restricted, in recording compensation expense, the expense incurred is 25% less than the closing price of the stock on the day the stock was awarded. Each director is awarded 375 shares for each quarter served. Six directors received a total of 13,500 shares during fiscal 2013 and 9,000 shares during fiscal 2014. On November 13, 2014, shares were issued for the quarter ended September 30, 2014 with the new director, Robert Johnston receiving 317 shares (accrued for his service during the quarter).

At its regularly scheduled meeting on December 11, 2012, the Compensation Committee of the Board of Directors of the Company made restricted stock awards of 600 shares each to the five officers of the Company in lieu of salary increases. Each restricted stock award vested 300 shares immediately and 300 shares on December 12, 2013 if the officer were still employed by the Company or one of its subsidiaries or affiliates on that date. Each award is subject to the terms and conditions of a restricted stock award agreement and the Holding Company’s Amended and Restated 2007 Stock Plan. In addition, the Board of Directors authorized the sale on December

12, 2012, of 600 shares of the Holding Company’s common stock to Carl T. Hayden in compensation for his past service as a director of the Holding Company’s joint venture affiliate, Leatherstocking Gas Company, LLC and 75 shares each quarter thereafter until Leatherstocking Gas Company started serving customers at which point quarterly compensation increased to 112 shares for the quarter ended December 31, 2013. Mr. Hayden has received a total of 411 shares for his service. These shares are sold to Leatherstocking Gas Company from time to time at the fair market value determined as the closing price of the Holding Company’s common stock on the 20th business day after quarter end.

(r) Earnings Per Share

Basic earnings per share are computed by dividing income available for common stock by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The only potentially dilutive securities the Holding Company has outstanding are stock options. The diluted weighted average shares outstanding shown on the Consolidated Statements of Income reflects the potential dilution as a result of these stock options as determined using the Treasury Stock Method. Stock options that are antidilutive are excluded from the calculation of diluted earnings per common share.

(s) 311 Transportation Agreement /Compressor Station

On January 11, 2010, the Company entered into a contract (311 Transportation Agreement) with a local gas producer that provided for the building of a compressor station as well as the transfer of a 6” pipeline owned by the gas producer to the Company for nominal consideration. The contract also sets forth the terms, rates and condition of the transport of the local producer gas to the interstate pipeline system. On May 21, 2010, the 311 Transportation Agreement was revised to reflect a change in the projected gas delivery schedule and delivery volumes. The previously agreed to transportation rates did not change. The contract’s maximum daily delivery quantity remained the same. The schedule for attaining the maximum daily delivery quantity was altered to accommodate the project’s construction schedule. The Company bought the $11 million compressor station and $2.1 million pipeline from the local producer for two dollars. The local producer has the right to repurchase these facilities for two dollars in ten years. This transaction became effective on May 12, 2011, when the station began operations. Although the Company has $13.1 million in plant available for use, only two dollars was recognized in accordance with the Uniform System of Accounts (313.2) which states that in the case of gas plant contributed to the utility, gas plant accounts shall be charged only with such expenses, if any, incurred by the utility.

(t) Collective Bargaining Agreement

The Company had 58 employees as of September 30, 2014, and 56 as of September 30, 2013. Of this total, nearly half are union labor working under an agreement effective until April 2, 2015.

(u) Leatherstocking Companies

The Holding Company has a 50% investment in Leatherstocking Gas Company, LLC (Leatherstocking Gas) and Leatherstocking Pipeline Company, LLC (Leatherstocking Pipeline). The investment and equity in both companies (collectively, “Joint Ventures”) has been recognized in the consolidated financial statements. The Holding Company has accounted for its equity investment using the equity method of accounting based on the guidelines established in FASB ASC 323. In applying the guidance of FASB ASC 323, the Holding Company recognized the investment in the Joint Ventures as an asset at cost. The investment will fluctuate in future periods based on the Holding Company’s allocable share of earnings or losses from the Joint Ventures which is recognized through earnings.

(v) Settlement of Lawsuits

On August 30, 2012, counsel to Gas Natural, Inc. and Richard M. Osborne sent a letter to counsel representing the Company offering to settle and release, all claims related to Gas Natural Inc.’s previous offers to purchase the Company and other activities, including the Company’s 2010 rights offering. On December 11, 2012, at its regularly scheduled meeting, the Board of Directors approved settling the claims for $200,000 in exchange for general releases and certain other consideration. On December 13, 2012, the Company was notified by counsel for Gas Natural, Inc. that Gas Natural, Inc.’s Board of Directors, Richard Osborne and the Osborne

Trust had approved the settlement. The after tax expense that resulted from this agreement was $126,000 and was shown in other deductions, net for year ended September 30, 2013, on the Company’s Consolidated Statement of Income and Comprehensive Income. The Company believes its actions in connection with the offers, the rights offering and other activities were in the best interest of the Company and its shareholders.

(w) New Accounting Pronouncements Not Yet Adopted

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

(2) Major Customers

The Gas Company has three major customers to which the Gas Company delivers gas: Corning Incorporated, New York State Electric & Gas (NYSEG) and Bath Electric Gas & Water Systems (BEGWS). Although no customer represents at least 10% of our total revenue, the loss of any of these customers could have a significant impact on the Company’s financial results.

(3) Property, Plant and Equipment

The following table summarizes fixed asset included in utility plant on the Holding Company’s Consolidated Balance Sheet at September 30, 2014 and 2013:

	2014	2013
Utility	19,727,468	17,774,138
Pipeline	38,013,151	32,568,644
Structures	4,979,761	4,923,370
Land and Land Rights	661,864	648,326
All Other and Corporate	5,305,265	4,346,781
	68,687,509	60,261,259

Useful life for the above assets range from 35 to 52 years for utility plant, 66 years for pipeline, from 45 to 47 years for structures, 65 years for land rights and 8 to 25 years for all other and corporate fixed assets.

(4) Marketable Securities

A summary of the marketable securities at September 30, 2014 and 2013 is as follows:

	Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
2014
Cash and equivalents	$59,096	—	—	$59,096
MetLife stock value	51,185	—	—	51,185
Government and agency bonds	301,673	—	4,029	297,644
Corporate bonds	303,428	—	5,050	298,378
Mutual funds	56,515	—	449	56,066
Equity securities	1,342,789	202,980	—	1,545,769
Total securities	$2,114,686	$202,980	$9,528	$2,308,138

2013
Cash and equivalents	$84,675	—	—	$84,675
MetLife stock value	51,185	—	—	51,185
Government and agency bonds	301,716	—	7,935	293,781
Corporate bonds	242,471	—	6,337	236,134
Mutual funds	56,310	3,764	—	60,074
Equity securities	1,453,457	63,234	—	1,516,691
Total securities	$2,189,814	$66,998	$14,272	$2,242,540

(5) Regulatory Matters

Below is a summary of the Gas Company’s regulatory assets as of September 30, 2014 and 2013:

	2014	2013
Deferred regulatory costs	2,653,778	2,537,893
Deferred unrecovered gas costs	110,372	387,288
Total regulatory assets	2,764,150	2,925,181

Unrecovered gas costs. These costs arise from an annual reconciliation of certain gas revenue and costs (as described in Note 1) and are recoverable in customer rates in the year following the reconciliation.

The Gas Company expects that regulatory assets other than deferred unrecovered gas costs will be fully recoverable from customers by the end of its next rate case expected during the year ended September 30, 2018. The following table summarizes regulatory costs at September 30, 2014 and 2013:

	2014	2013
Deferred rate case costs	971,364	1,423,886
Deferred rate case reconciliations	1,682,414	1,114,007
Total	2,653,778	2,537,893

Deferred rate case costs are costs that were incurred in prior rate cases that are amortized over a period determined by the NYPSC in the current rate case and are recoverable over that period. Deferred rate case reconciliations result from target reconciliations set up in the current rate case and recovery will be determined by the NYPSC either through Delivery Rate Adjustment or the next rate case.

Although the Company expects to recover the cost of its regulatory assets, it does not earn a return on them.

(6) Long-term Debt

Long-term debt, including the current portion, was as follows at September 30, 2014 and 2013:

	2014	2013

Unsecured senior note - 7.9%, due serially with annual payments of $355,000 beginning on September 1, 2006, paid in full October 2013	—	$1,860,000
Note payable - variable rate with 4.5% floor with monthly
installments through May 2015	618,168	720,116
Note Payable - 5.79% with monthly installments through
August 2018	593,857	727,847
Note Payable - variable rate with 4.25% floor, monthly
installments through November 2016	1,498,988	1,676,794
Note Payable - variable rate with 3.75% floor, monthly
installments through November 2017	2,067,499	2,279,408
Note Payable - 4.46% with monthly installments through
July 2017, then refinanced at new rate	206,934	228,324
Note Payable - 4.46% with monthly installments through
July 2017, then refinanced at new rate	206,931	228,324
Note Payable - 4.2% with monthly installments through
November 2018	3,827,582	2,646,690
Note Payable - 4.51% with monthly installments through
September 2018	2,406,486	2,955,246
Note Payable - 4.18% with monthly installments through
November 2018	2,170,363	1,759,364
Note Payable - 4.39% with monthly installments
through November 2019	2,852,549	—
Note Payable - 4.49% with monthly installments

through July 2019	602,899	—
M&T Bank - vehicle loans bearing interest at rates ranging
from 4.37% to 5%	216,630	205,990
Total long-term debt	$17,268,886	$15,288,103

Less current installments	2,697,140	1,827,322
Long-term debt less current installments	$14,571,746	$13,460,781

The aggregate maturities of long-term debt for each of the five years subsequent to September 30, 2014 are as follows:

2015	$2,697,140
2016	$2,828,572
2017	$2,921,196
2018	$2,979,871
2019	$1,272,879
2020+	$4,569,228

On May 7, 2008, the Gas Company entered into a Credit Agreement with Manufacturers and Traders Trust Company (“M&T Bank”) to provide for a $6.0 million loan for the purpose of retiring a $3.1 million first mortgage and an unsecured senior note in the amount of $1.5 million. The remaining proceeds were used to fund construction projects related to furnishing natural gas within the Gas Company’s service area. This loan was converted to a long term loan on October 16, 2008, with an interest rate of 5.96%. On March 4, 2010, the $6 million loan agreement with M&T Bank was amended with the principal change being an increase in the interest rate to 6.5%. This loan was paid in full in September 2013.

On May 7, 2010, the Gas Company entered into a credit agreement with Community Bank N.A. for a $1.05 million Promissory Note at a fixed interest rate of 6.25% for the purpose of paying for the construction projects of our new franchise located in the town of Virgil, New York. This agreement gives our lender security interest in all fixtures, equipment and inventory related to the Gas Company’s franchise in the town of Virgil as well as the Rabbi Trust account. The note also required an equity contribution of $350,000 which was accomplished by the exercise of 24,000 stock options by Michael I. German, President and CEO, at $15.00 per share or $360,000. The agreement included the following covenants to be measured at each fiscal year end starting with the September 30, 2009 financial statement: (i) maintain a tangible net worth of not less than $11.0 million, (ii) maintain a debt to tangible net worth of less than 3.0 to 1.0, and (iii) maintain a debt service coverage ratio of 1.10 to 1. On March 10, 2011, the interest rate on this loan was modified from a fixed interest rate to a floating rate of 30-day LIBOR plus 2.75% with a floor rate of 4.5% and a ceiling rate of 6.25%. The rate was 4.5% as of September 30, 2014.

In September 2010, the Gas Company entered into an agreement with Five Star Bank to provide $750,000 to fund construction of an upgrade to existing natural gas piping to serve increased gas demands on one of our main supply lines, including three Corning Incorporated plants. The Company gave the bank a security interest in all funds, deposits and other property, now or hereafter in the possession of the bank as collateral for this agreement. Interest is payable monthly at a fixed rate of 4.25% per annum and, unless sooner accelerated or demanded, the note was to mature on September 25, 2011. This note was refinanced with Five Star Bank on September 1, 2011 with no change in terms. On August 13, 2012 the note was refinanced at a variable interest rate of prime rate plus 1.00% until July 30, 2013. Commencing July 30, 2013 and continuing until August 1, 2018, the Gas Company will pay principal and interest at a fixed rate equal to the prevailing Federal Home Loan Bank of New York Fixed Advance Rate as published five days prior to July 30, 2013, plus 3.75%. The interest rate at September 30, 2013 was 5.79%.

On October 27, 2010, the Gas Company entered into a Multiple Disbursement Term Note with M&T Bank in the amount of $1,865,000 to refinance construction costs originally financed through internally generated funds. Pari-passeu first security interest in all fixed assets and equipment, contract rights, easements, right of ways, etc. of the Gas Company was granted as collateral. The interest rate of this note is 5.76% and is payable monthly for five years calculated on a ten year amortization schedule. A final payment will be due on the maturity date equal to the outstanding principal and interest. This loan was paid in full in September 3, 2013 (see information on September 3, 2014 refinancing below).

On July 14, 2011, the Gas Company entered into a Multiple Disbursement Term Note and Credit Agreement in the amount of $2 million with M&T Bank to fund construction projects in our NYPSC-mandated repair/replacement program for calendar year 2011. No additional collateral was required for this note. Until October 31, 2011, the note was payable as interest only at a rate of the greater of 3.50% above 30-day LIBOR or 4.25%. On November 1, 2011 the note converted to a permanent loan payable monthly for five years calculated on a ten-year amortization schedule with a variable rate, adjusting daily, based on the greater of 3.25 basis points above 30-day LIBOR or 4.25%.

On July 27, 2012, the Gas Company entered into a Line of Credit Agreement and Term Loan Agreement in the amount of $2.45 million with Community Bank, N.A. to fund construction projects in our NYPSC mandated repair/replacement program for 2012. This agreement gives our lender security interest in all fixtures, equipment and inventory related to the Gas Company’s investment from these construction projects as well as the Rabbi Trust account. From July 27, 2012 to November 30, 2012 (“Draw Period”), the note was payable as interest only at a rate of the greater of 3.00 percentage points above 30-day LIBOR or 3.75%. On December 1, 2012, the note converted to a permanent loan payable monthly for five years with the same interest rate calculated on a ten-year amortization schedule. A final payment will be due on the maturity date equal to the outstanding principal and interest.

On August 13, 2012, the Gas Company entered into agreements with Five Star Bank pursuant to two Promissory Notes in the amount of $250,000 each. Each Note is payable monthly for five years at the fixed interest rate of 4.46% per annum. At that time, the Notes will have the option to be paid-in-full, refinanced or remain in place for an additional five years with a new effective rate established at that time. The purpose of these Notes was to fund construction of two major projects. Collateral for these notes is a first priority lien on all underground piping associated with one project and a first priority lien on the contract between the Gas Company and the customer for the other project.

On September 3, 2013, the Gas Company refinanced approximately $7.8 million of its existing indebtedness with M&T Bank and obtained $4.0 million in new financing from M&T Bank. The Gas Company entered into the following two notes in favor of M&T, which are in replacement of and in substitution for (a) a $6 million loan agreement and note with M&T, dated as of March 4, 2010, that had an interest rate to 6.5%, and (b) a note, dated as of October 27, 2010, executed by the Gas Company in favor of M&T in the original principal amount of approximately $1.8 million that had an interest rate of 5.76%:

  A Replacement Multiple Disbursement Term Note, dated September 3, 2013, in the original principal amount of $4.8 million. As collateral, the Company granted M&T Bank security interest in all fixed assets and equipment, contract rights, easements, right of ways, etc. of the Gas Company. Until October 31, 2013, the note was payable as interest only at an interest rate equal to 3.25% above one-month LIBOR, adjusted daily. On October 31, 2013, the note converted to a permanent loan payable over five years in monthly installments of principal and interest of $85,247 calculated on a five-year amortization schedule. The interest rate on this note during the permanent loan period is 4.2%. The total amount borrowed under this agreement is $4,599,690.

  A Replacement Term Note, dated September 3, 2013, in the original principal amount of $3.0 million that bears interest at a fixed rate of 4.51%. As collateral, the Gas Company granted M&T Bank security interest in all fixed assets and equipment, contract rights, easements, right of ways, etc. of the Gas Company. The note is payable over five years in equal monthly installments of principal and interest of $56,028. The note in the original principal amount of $3.0 million is also secured by a Mortgage dated May 7, 2008, in the amount of $3.0 million on the Gas Company's principal place of business.

Also on September 3, 2013, the Gas Company entered into a Multiple Disbursement Term Note with M&T Bank, dated as of September 3, 2013, in the original principal amount of $4.0 million, the proceeds of which were used to fund construction projects related to furnishing natural gas within the Gas Company's service area. As collateral, the Gas Company granted M&T Bank security interest in all fixed assets and equipment, contract rights, easements, right of ways, etc. of the Gas Company. Until November 30, 2013, the note was payable as interest only at an interest rate equal to the rate in effect each day as announced by M&T Bank as its prime rate of interest. On November 30, 2013, the note converted to a permanent loan payable over five years in equal monthly installments of principal and interest of $23,438 calculated on a ten-year amortization schedule. The interest rate on this note during the permanent loan period is 4.18% and the loan will mature on December 3, 2018. The Gas Company borrowed $2,329,223 before the note converted to a permanent loan.

On October 4, 2013, the Gas Company repaid in full the $1,966,469 in outstanding principal, accrued interest and premium owed under its 7.9% Unsecured Senior Notes, dated as of September 1, 1997 (the "Senior Notes"), as amended, which had an original aggregate principal amount of $4.7 million and were held by Great West Life & Annuity Insurance Company ("Great West"). As a result of the repayment, all of the Company's obligations with respect to the Senior Notes have been completed and the Senior Notes and the Intercreditor and Collateral Agency Agreement among Manufacturers and Traders Trust Company, as collateral agent and bank lender, and Great West, dated December 1, 2009, terminated in accordance with their respective terms. The Gas Company funded the repayment of the Senior Notes with proceeds from the $4.8 million of new financing from M&T Bank (see information on September 3, 2014 refinancing above).

On July 3, 2014, the Gas Company entered into a Multiple Disbursement Term Note and Credit Agreement in the amount of $3,796,000 with M&T. As collateral, the Gas Company granted M&T a security interest in all fixed assets and equipment, contract rights, easements, right of ways, etc. of the Gas Company. From July 3, 2014 to November 29, 2014 (“Draw Period”), the Note will be payable as interest only at the prime interest rate in effect at time of draw. On November 30, 2014 the Note converted to a permanent loan payable monthly for five years at an interest rate of 2.75 percentage points above the sum of the yield on United States Treasury Obligations to a constant maturity of five years plus the “ask” side of the five-year LIBOR swap. The monthly repayment amount will be calculated on a ten year amortization schedule. A final payment equal to the outstanding principal and interest will be due on the maturity date. The purpose of this Note is to fund construction projects in our New York Public Service Commission (“NYPSC”) mandated repair/replacement program for 2014. As of September 30, 2014, the Gas Company has drawn $2,852,549 on this note. The interest rate for this loan is 4.39% as of the loan conversion on November 30, 2014.

Also on July 3, 2014, the Gas Company entered into a Term Note and Credit Agreement with M&T in the amount of $615,000. As collateral, the Gas Company granted M&T a security interest in all fixed assets and equipment, contract rights, easements, right of ways, etc. of the Gas Company. Interest on this note will be a fixed rate of 4.49%. The monthly payments will be $6,371 with a final balloon payment due at loan maturity in July 2019. The purpose of this note is to refinance costs associated with 2013 mandated repair/replacement projects.

The Gas Company is in compliance with all of our loan covenants as of September 30, 2014.

(7) Lines of Credit

On March 25, 2014, the Gas Company refinanced its line of credit agreement with Community Bank N.A. (“Community Bank”) in the amount of $8.5 million. This line replaces the Gas Company’s $8 million revolving line that expired on April 1, 2014 and the new line expires on April 1, 2015. Borrowings outstanding on this line were $4,614,541 and $4,407,305 at September 30, 2014 and 2013, respectively. The maximum amount outstanding during the years ended September 30, 2014 and 2013 were $7,140,511 and $5,652,671, respectively. The interest rate is calculated as the 30-day Libor Rate plus 2.8%. As security for the Gas Company’s line of credit, Community Bank has a purchase money interest in all of our natural gas purchases utilizing funds advanced by Community Bank under the line-of-credit agreement and all proceeds of sale of the gas to customers and related accounts receivable. Under the terms of this line the Gas Company is required to maintain a debt to tangible net worth ratio of less than 2.5 to 1 and a debt service coverage ratio of 1.1 to 1. The Gas Company is in compliance with the loan covenants as of September 30, 2014. On September 30, 2014, the interest rate was 2.9565%. The weighted average interest rates on outstanding borrowings during fiscal 2014 and 2013 were 3.17% and 3.25%, respectively.

(8) Stockholders Equity

On May 28, 2009, the Gas Company registered with the Securities and Exchange Commission (“SEC”) 100,000 shares of common stock with a par value of $5 per share for a dividend reinvestment program. On January 10, 2014, the Holding Company filed with the SEC a registration statement with respect to the then remaining 129,000 shares of the Holding Company’s common stock issuable under the dividend reinvestment plan. As part of this program 761 shares were issued in fiscal year 2009, 2,319 shares were issued in fiscal year 2010, 3,976 shares in fiscal year 2011, 5,689 shares in fiscal year 2012 and 7,433 shares in fiscal year 2013 and 7,219 shares in 2014. A total of 27,397 shares have been issued since the program started.

The Holding Company entered into a series of stock purchase agreements selling to six investors an aggregate of 150,000 shares of common stock at a price of $16.40 per share. This private placement of common stock resulted in gross proceeds to the Holding Company of $2,460,000. A stock purchase agreement for 75,000 shares dated April 7, 2014, was entered into with the Article 6 Marital Trust under the First Amended and Restated Jerry Zucker Revocable Trust dated April 2, 2007 (the "Zucker Trust"). Closing was funded on or about April 9, 2014. Prior to this purchase, Anita G. Zucker, as trustee of the Zucker Trust, reported holding 214,451 shares of the Holding Company's common stock on a Schedule 13D dated September 24, 2012. On April 15, 2014, the Holding Company entered into four separate Stock Purchase Agreements with QCI Asset Management LLC ("QCI") and four of its advisees for an aggregate of 70,000 shares of common stock held for the benefit of the accounts of those advisees managed by QCI. QCI also manages certain funds of the Holding Company and subsidiaries. On April 16, 2014, the Holding Company entered into a stock purchase agreement with Robert B. Johnston for 5,000 shares. Mr. Johnston is or may be deemed an affiliate of the Zucker Trust and as of July 15, 2014, become a member the Holding Company’s Board of Directors. The price of $16.40 per share was the same under each of the stock purchase agreements. Closing on these remaining 75,000 shares occurred on April 16, 2014. The proceeds were used initially to reduce the outstanding balance on the Company’s line of credit and in the long term to help fund the Company’s capital projects.

(9) Investment in Joint Ventures

After implementation of the holding company structure, the interests of the Appliance Corp. in Leatherstocking Gas, a joint venture with Mirabito Regulated Industries were transferred to the Holding Company. This joint venture is currently moving forward on expansions to several areas in the northeast. The Holding Company and Mirabito Regulated Industries each own 50% of the joint venture and each appoints three managers to operate Leatherstocking Gas. The seventh manager is a neutral manager agreed to by the Holding Company and Mirabito Regulated Industries who is not an

officer, director, or employee of either company, currently Carl T. Hayden. The current managers are Joseph P. Mirabito, John J. Mirabito and William Mirabito from Mirabito Regulated Industries; Matthew J. Cook, Michael I. German and Russell S. Miller from the Company; and Carl T. Hayden as the neutral manager. Michael I. German is the Chief Executive Officer and President of the Holding Company and is also a stockholder and current board member of the Holding Company. Joseph P. Mirabito and William Mirabito are stockholders and current board members of the Holding Company. Mirabito Holdings, Inc. an affiliate of the co-venturer, holds shares of the Holding Company. Leatherstocking Gas has received franchises from the Village and Town of Sidney, Village and Town of Bainbridge, Village and Town of Windsor and Village and Town of Unadilla and the Village and Town of Delhi in New York. In addition, Leatherstocking Gas has acquired sixteen franchises in Susquehanna and Bradford Counties, Pennsylvania. Leatherstocking Gas has met with potential customers and public officials, as well as attended public hearings, and believes there is interest in acquiring gas service. On July 25, 2013, Leatherstocking Gas signed a loan agreement with Five Star Bank for $1.5 million to finance the construction in Bridgewater, Pennsylvania. This Line of Credit agreement was finalized when it was filed with the Pennsylvania Department of Transportation on July 30, 2013 and increased to $1.8 million before converting to a long-term note. Construction in the Township of Bridgewater began in July 2013 and Leatherstocking Gas began serving customers in October 2013. Construction of the Borough of Montrose system started this spring and construction started in the Township of Dimock in November 2014. On August 28, 2014, Leatherstocking Gas, as borrower, and Leatherstocking Pipeline as guarantor, entered into a loan agreement with Five Star Bank for up to $4 million over two years to finance the work and services required for the infrastructure costs and ongoing costs of underground piping construction projects in Montrose, Bridgewater and Dimock, Pennsylvania. As of September 30, 2014, Leatherstocking Gas has drawn $1.5 million on this loan. The Holding Company would be required to invest approximately $1 million to meet the loan requirements necessary to receive the balance on the agreement of $2.5 million from the bank.

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

The following table represents the Holding Company’s investment activity in the Joint Ventures at September 30, 2014 and by the Gas Company, through its subsidiary the Appliance Corp. at September 30, 2013:

	2014	2013
Beginning balance in investment in joint ventures	$587,678	$349,193
Investment in joint ventures during year	800,000	281,000
Income (loss) in joint ventures during year	(106,921)	(42,515)
Ending balance in joint ventures	$1,280,757	$587,678

At September 30, 2014, the Joint Ventures had combined assets of $6.7 million, combined liabilities of $4.2 million and combined net losses of $213,849.

(10) Income Taxes

Income tax expense (benefit) for the years ended September 30 is as follows:

	2014	2013
Current	$70,000	($50,557)
Deferred	1,240,705	925,901
Total	$1,310,705	$875,344
	(48)
48

Actual income tax expense differs from the expected tax expense (computed by applying the federal corporate tax rate of 34% and state tax rate of 7.1% to income before income tax expense) as follows:

	2014	2013
Expected federal tax expense	$1,148,692	$904,644
Regulatory adjustment	(80,054)	(51,551)
Dividends received deduction	(12,665)	(16,536)
State tax expense (net of federal)	223,157	113,808
Other, net	31,575	(75,021)

Actual tax expense	$1,310,705	$875,344

The tax effects of temporary differences that result in deferred income tax assets and liabilities at September 30 are as follows:

	2014	2013
Deferred income tax assets:
Unbilled revenue	$15,510	—
Deferred compensation reserve	684,897	571,926
Post-retirement benefit obligations	551,579	413,963
Comprehensive income	1,563,865	1,803,620
Inventories	54,629	—
Deficiency of gas adjustment clause revenues billed	121,316	—
NOL carryforwards	3,146,186	5,590,448
Other	407,984	1,279,979
Total deferred income tax assets	6,545,966	9,659,936

Deferred income tax liabilities:
Property, plant and equipment, principally due to
differences in depreciation	7,197,083	8,698,227
Pension benefit obligations	238,880	863,056
Unbilled revenue	—	42,635
Inventories	—	48,381
Deferred rate expense and allocations	438,469	528,458
Deficiency of gas adjustment clause revenues billed	—	28,238
Prior period tax reconciliations	—	29,045
Other	111,166	—
Total deferred income tax liabilities	7,985,598	10,238,040

Net deferred income tax (assets) liabilities	$1,439,632	$578,104

The Holding Company has federal and New York State tax net operating loss carry forwards available of approximately $8 million and $5.8 million, respectively, as of September 30, 2014 that begin to expire at the end of the Holding Company’s fiscal 2025 tax year.

The accounting rules for uncertain taxes provide for the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recognized in the financial statements. The Holding Company has evaluated its tax positions and accordingly has not identified any significant uncertain tax positions. The Holding Company’s policy is to classify interest associated with uncertain tax positions as interest expense in the financial statements. Penalties are classified under other expense. The Holding Company will file a consolidated federal income tax return and state income tax returns in New York and Pennsylvania. The federal returns for the tax years ended prior to September 30, 2012 and the state returns for the tax years ended prior to September 30, 2010 are no longer subject to examination. The Gas Company’s federal return is currently being examined for the tax year ended September 30, 2012. At this time, the Holding Company and Gas Company do not know of any material financial impact as a result of the audit.

(11) Pension and Other Post-retirement Benefit Plans

There are currently three covered participants related to the deferred compensation obligation that are all former officers. The liability on the consolidated balance sheet represents the present value of the future obligation. In 1997, the Gas Company established a trust (the Rabbi Trust) to fund a deferred compensation plan for certain officers. The fair market value of assets in the trust was $2,256,953 (plus $51,185 in additional stock) and $2,191,355 (plus $51,185 in additional stock) at September 30, 2014 and 2013, respectively, and the plan liability, which is labeled as deferred compensation on the balance sheet, was $1,666,415 and $1,545,747 at September 30, 2014 and 2013, respectively. The assets of the trust are available to general creditors in the event of insolvency. In 2014, the mortality assumption has changed from the 1994 Group Annuity Mortality Table for Males and Females without generational improvements to the RP-200 annuitant/non-annuitant Mortality Table for Males and Females with generational improvements projected using scale BB. This change resulted in an increase to the pension benefit obligation of approximately $131,200.

The Gas Company has defined benefit pension plans covering substantially all of its employees. The benefits are based on years of service and the employee’s highest average compensation during a specified period. The Gas Company makes annual contributions to the plans equal to amounts determined in accordance with the funding requirements of the Employee Retirement Security Act of 1974. Contributions are intended to provide for benefits attributed for service to date, and those expected to be earned in the future.

In addition to the Gas Company’s defined benefit pension plans, the Gas Company offers post-retirement benefits comprised of medical and life coverage to its employees who meet certain age and service criteria. For union participants who retire on or after September 2, 1992, the Gas Company cost for post-retirement benefits is contractually limited and will not exceed $150 per month. This contract is in effect until April 2, 2015. The monthly benefit for all non-union employees, who retire between the ages of 62 and 65, will be the lesser of 40% of the retiree’s plan premium or $150. After age 65, the Gas Company pays up to $150 a month for the cost of the retiree’s supplemental plan. In addition, the Gas Company offers limited life insurance coverage to active employees and retirees. The post-retirement benefit plan is not funded. The Gas Company accrues the cost of providing post-retirement benefits during the active service period of the employee.

The following table shows reconciliations of the Gas Company’s pension and post-retirement plan benefits as of September 30:

	Pension Benefits		Post-retirement Benefits
	2014	2013	2014	2013
Change in benefit obligations:
Benefit obligation at beginning of year	$17,099,633	$18,332,559	$1,118,819	$1,187,118
Service cost	306,274	395,916	16,096	17,285
Interest cost	806,489	715,062	52,682	46,223
Participant contributions	—	—	62,600	71,000
Actuarial (gain) loss	1,299,938	(1,483,059)	136,781	(68,807)
Benefits paid	(879,016)	(860,845)	(122,600)	(134,000)
Curtailments	—	—	—	—
Benefit obligation at end of year	18,633,318	17,099,633	1,264,378	1,118,819
Change in plan assets:
Fair value of plan assets at beginning of year	12,224,984	11,498,019	—	—
Actual return on plan assets	1,164,288	715,932	—	—
Company contributions	1,164,898	877,480	60,000	63,000
Participant contributions	—	—	62,600	71,000
Benefits paid	(879,016)	(866,447)	(122,600)	(134,000)
Fair value of plan assets at end of year	13,675,154	12,224,984	—	—
Funded status	(4,958,164)	(4,874,649)	(1,264,378)	(1,118,819)
Unrecognized net actuarial loss / (gain)	3,572,106	2,950,422	(79,013)	(239,771)
Unrecognized prior service cost	19,203	29,952	153,630	157,177
(Accrued) prepaid benefit cost	(1,366,855)	(1,894,275)	(1,189,761)	(1,201,413)
Accrued contribution	—	—	—	—

Amounts recognized in the balance sheet consists of:
Prepaid (accrued) benefit liability	(4,958,164)	(4,874,649)	(1,264,378)	(1,118,819)

Amounts recognized in the Balance Sheets consist of:
(Accrued)/prepaid pension cost as of beginning of fiscal year	(1,894,275)	(1,909,179)	(1,201,413)	(1,212,900)
Pension (cost) income	(737,994)	(637,478)	(56,348)	(53,513)
Contributions	1,164,898	877,480	—	—
Change in receivable contribution	100,516	(225,098)	—	—
Net benefits paid	—	—	68,000	65,000
Change in additional minimum liability	—	—	—	—
(Accrued)/prepaid pension cost as of end of fiscal year	(1,366,855)	(1,894,275)	(1,189,761)	(1,201,413)

Fair value of plan assets at end of year
Cash and equivalents	333,449	168,627	—	—
Government and agency issues	2,084,850	2,056,301	—	—
Corporate bonds	3,523,711	3,193,521	—	—
Fixed index funds	609,911	421,120	—	—
Fixed income	1,095,214	373,592	—	—
Equity securities	6,028,019	6,011,823	—	—
	13,675,154	12,224,984	—	—

The funded status of both plans totaling a deficiency of approximately $6,200,000 and $6,000,000 at September 30, 2014 and 2013, respectively, are included in deferred pension & post-retirement benefits on the consolidated balance sheets which are offset by pension regulatory assets of approximately $131,000 and $383,000 at September 30, 2014 and 2013, respectively. The net actuarial loss/(gain) and unrecognized prior service cost are collectively the adjustment to other comprehensive income (loss)-minimum pension liability in the consolidated financial statements, which are presented net of tax.

Amortization of unrecognized net (gain)/loss for the Retirement Plan for fiscal year ending September 30, 2014:

1	Projected benefit obligation as of September 30, 2014	$18,633,318
2	Plan assets at September 30, 2014	(13,675,154)
3	Unrecognized (gain)/loss as of September 30, 2014	3,572,106
4	Ten percent of greater of (1) or (2)	1,863,332
5	Unamortized (gain)/loss subject to amortization - (3) minus (4)	1,708,774
6	Active future service of active plan participants expected to receive benefits	9.87
7	Minimum amortization of unamortized net (gain)/loss - (5)/(6)	$173,128
8	Amortization of (gain)/loss for 2014-2015	$493,958

Amortization of unrecognized net (gain)/loss for the Post-Retirement Plan for the fiscal year ended September 30, 2014:

Unrecognized net (gain)/loss at October 1, 2014 subject to amortization	($79,013)
Amount to be amortized 2014 - 2015
Amortization period	10 years
Amortization for 2014 - 2015 ((gain)/loss divided by period)	($7,901)

	Pension Benefits		Post-retirement Benefits
	2014	2013	2014	2013
Components of net period benefit cost (benefit):
Service cost	311,274	395,916	16,096	17,285
Interest cost	806,489	715,062	52,682	46,223
Expected return on plan assets	(926,361)	(886,563)		—
Amortization of prior service	10,749	14,228	3,547	3,547
Amortization of unrecognized actuarial loss (gain)	435,327	623,933	(23,977)	(15,542)
Net periodic benefit cost (benefit)	637,478	862,576	48,348	51,513

For ratemaking and financial statement purposes, pension expense represents the amount approved by the NYPSC in the Gas Company’s most recently approved rate case. Pension expense (benefit) for ratemaking and financial statement purposes was approximately $970,000 for the years ended September 30, 2014 and 2013. The difference between the pension expense (benefit) for ratemaking and financial statement purposes, and the amount computed above has been deferred as regulatory assets and are not included in the prepaid pension cost noted above. The cumulative amounts deferred equal $227,024 and $432,766 as of September 30, 2014 and 2013, respectively.

The NYPSC has allowed the Gas Company to recover incremental cost associated with post-retirement benefits through rates on a current basis. Due to the timing differences between the Company’s rate case filings and financial reporting period, a regulatory receivable of $147,168 and $188,112 has been recognized at September 30, 2014 and 2013, respectively.

	Pension Benefits		Post-retirement Benefits
	2014	2013	2014	2013
Weighted average assumptions used to determine net
period cost at September 30:
Discount rate	5.07%	4.85%	3.95%	4.85%
Salary increases	2.00%	2.00%	N/A	N/A
Expected return on assets	7.50%	7.50%	N/A	N/A

For the period ended September 30, 2013, the discount rate which is used approximates the Mercer Yield Curve Above Mean Model. The yield curve is a spot rate yield curve that provides a zero-coupon interest rate for each year into the future. For the period ended September 30, 2014, the discount rate was prepared by utilizing an analysis of the plan’s expected future cash flows and high-quality fixed-income investments currently available and expected to be available during the period to maturity of the pension benefits. The discount rate used is an estimate of the rate at which a defined benefit pension plan could settle its obligations. Rather than using a rate and curve developed using a bond portfolio, this method selects individual bonds to match to the expected cash flows of the Plan. Management feels this provides a more accurate depiction of the true cost to the plan to settle the obligations as the Plan could theoretically go into the marketplace and purchase the specific bonds used in the analysis in order to settle the obligations of the Plan. In 2014, the mortality assumption has changed from the 1994 Group Annuity Mortality Table for Males and Females without generational improvements to the RP-200 annuitant/non-annuitant Mortality Table for Males and Females with generational improvements projected using scale BB. This change resulted in an increase to the pension benefit obligation of approximately $1,394,000. The net effect of these two changes to the assumptions is a decrease of approximately $759,000 to the pension benefit obligation.

The expected returns on plan assets of the Retirement Plan and Post-Retirement Plan are applied to the market-related value of plan assets of the respective plans. For the Retirement Plan, the market-related value of assets recognizes the performance of its portfolio over five years and reduces the effects of short-term market fluctuations. The Gas Company’s Retirement Plan assets are invested by a manager that reports at least annually to the Gas Company’s Investment Committee for review and evaluation. The manager has been given the objective to achieve modest capital appreciation with a secondary objective of achieving a relatively high level of current income using a mix of cash equivalents, fixed income securities and equities to structure a balanced investment portfolio. The Investment Committee does not reserve control over investment decisions, with the exception of certain limitation and holds the manager responsible and accountable to achieve the stated objectives. The market-related value of Post-Retirement Plan assets is set equal to market value.

For measurement purposes, a 6% annual rate of increase in the per capita cost of covered benefits (health care cost trend rate) was assumed for 2014. The rate is assumed to increase by 6% each year thereafter. A 1% increase in the actual health care cost trend would result in approximately a 4.4%

increase in the service and interest cost components of the annual net periodic post-retirement benefit cost and a 5.6% increase in the accumulated post-retirement benefit obligation. A 1% decrease in the actual health care cost trend would result in approximately a 3.7% decrease in the service and interest cost components of the annual net periodic post-retirement benefit cost and a 4.7% decrease in the accumulated post-retirement benefit obligation.

The Gas Company expects to contribute $1,000,000 to the Retirement Plan during the year ended September 30, 2015.

The estimated pension plan benefit payments are as follows:

2015	$1,008,000
2016	$1,078,000
2017	$1,117,000
2018	$1,133,000
2019	$1,196,000
2020+	$6,732,000

The Gas Company also maintains the Corning Natural Gas Corporation Employee Savings Plan (the "Savings Plan"). All employees of the Company who work for more than 1,000 hours per year and who have completed one year of service may enroll in the Savings Plan at the beginning of each calendar quarter. Under the Savings Plan, participants may contribute up to 50% of their wages. For all employees, the Company will match one-half of the participant’s contribution up to a total of 50% of the participant’s contribution up to a total of 6% of the participant’s wages. The plan is subject to the federal limitation. The Company contribution to the plan was $87,712 in 2014 and $83,938 in 2013.

(12) Stock Options

A summary of all stock option activity and information related to all options outstanding follows:

	2013
	Stock Options
	Number of	Weighted	Average
	Shares	Average	Remaining
	Remaining	Exercise	Contractual
	Options	Price	Term
Outstanding at October 1, 2012	42,000	$11.81
Options granted	—
Options exercised during year ended September 30, 2013	17,700	$11.33
Options expired during year ended September 30, 2013	10,800
Outstanding at September 30, 2013	13,500	$12.83	2.25 years
Exercisable at September 30, 2013	13,500	$12.83	2.25 years

54

2014
Stock Options
	Number of	Weighted	Average
	Shares	Average	Remaining
	Remaining	Exercise	Contractual
	Options	Price	Term
Outstanding at October 1, 2013	13,500	$12.83
Options granted	—
Options exercised during year ended September 30, 2014	—
Options expired during year ended September 30, 2014	—
Outstanding at September 30, 2014	13,500	$12.83	1.25 years
Exercisable at September 30, 2014	13,500	$12.83	1.25 years

There is no unrecognized cost related to options at September 30, 2014 because all options are vested.

(13) Commitments

The Gas Company is a local distribution company and has contracted for gas supply from various sources to provide the commodity to the city gates. The city gate is the transfer point at which we take ownership of the gas supply from local producers and interstate pipelines and billing metering starts. The Gas Company maintains storage capacity of approximately 736,000 Dekatherms. In 2011, the Gas Company entered into an asset management agreement with ConocoPhillips. As of April 2014, the Gas Company assumed responsibility for managing its own gas supply assets. The Company purchased approximately $2.3 million of gas by the end of September 2014 that was placed into storage. As a result of these actions, the Gas Company anticipates that it will have sufficient gas to supply its customers for the 2014-2015 winter season.

The Gas Company has secured the NYPSC required fixed price and storage gas supply for the winter season and is managing its gas storage and gas contracts to assure that the Gas Company follows its gas supply and acquisition plan. The gas supply plan is a formal document that defines how we acquire natural gas to supply our customers. The plan is submitted to the NYPSC every year and adherence to the plan is a regulatory mandate. Assuming no extraordinary conditions for the winter season, gas supply, both flowing and storage, will be adequate to serve our, approximately 14,800 customers.

On April 25, 2011, the Gas Company entered into a Letter of Credit for $324,000 with Community Bank, N.A. required by Arlington Storage Company for gas inventory storage. The Gas Company pays an annual fee equal to 1% of the Letter of Credit amount and expires on April 30, 2015. The Gas Company does not know if this letter will be required to be renewed at that time.

On December 30, 2011, the Gas Company entered into a definitive Settlement and Release Agreement (the “Agreement”) settling two lawsuits by a former Chairman of the Gas Company. As previously disclosed, Thomas K. Barry sought damages from the Gas Company for failure to transfer to Mr. Barry a key-man life insurance policy and for terminating payments under a deferred compensation agreement. Please refer to the Gas Company’s Form 10-K for the fiscal year ended September 30, 2011 for disclosure regarding the original claims. Under the Agreement, the Gas Company paid to Mr. Barry $285,000 on January 13, 2012, and beginning in calendar 2013, the Gas Company will pay Mr. Barry on or before each January 5, $40,000 plus interest compounded annually at 4% (less than one-half of the amount in Mr. Barry’s deferred compensation agreement) for the longer of ten years or Mr. Barry’s lifetime. The Gas Company will pay Mr. Barry $15,000 annually for the longer of ten years or Mr. Barry’s lifetime up to a maximum of 20 payments to replace the life insurance policy. The Gas Company has paid the amounts due in January 2013 and 2014. In addition, the Company will provide certain health and prescription drug insurance benefits to Mr. Barry and his wife for life. The Company and Mr. Barry exchanged mutual general releases. The present value of the expected future obligation is estimated at $555,104 and $517,973 at September 30, 2014 and 2013, respectively, and recorded in deferred compensation in the accompanying consolidated balance sheets.

On August 24, 2014, Leatherstocking Gas and Five Star Bank entered into an agreement which allows Leatherstocking Gas to borrow up to $4 million over a two year period as a line of credit note with interest only payments due at a variable rate equal to the prime rate announced in the Wall Street Journal on a monthly basis. The note will then convert to a permanent loan payable over five years at a fixed rate. The note requires matching 60% of each advance with 40% of borrower equity. That will require an additional investment of approximately $1 million from the Holding Company in the next fiscal year. Leatherstocking Pipeline is a guarantor of this loan. The interests of the Holding Company and Mirabito Regulated Industries, LLC in equal parts have been pledged as additional collateral.

Environmental Considerations: The Gas Company is subject to various federal, state and local environments laws and regulations. The Gas Company has established procedures for the ongoing evaluation of its operations to identify potential environmental exposures and assure compliance with regulatory policies and procedures. Management believes the Gas Company is in compliance with all applicable regulations.

(14) Related Party Transactions

A director is performing legal services of approximately $250,000 related to some property tax savings but the cost will not be collected from the Gas Company until that cost is reimbursed by the customer responsible for payment of the property tax. No amounts have been recorded in the consolidated financial statements until the transaction is complete and the amounts have been paid by the customer to the Gas Company.

(15) Subsequent Events

On November 26, 2014, the Gas Company and one of its major customers, Bath Electric, Gas & Water Systems (“BEGWS”), filed a Memorandum of Understanding (“MOU”) with the NYPSC to settle the dispute in Case 10-G-0598, subject to approval of the MOU by the NYPSC. BEGWS agreed to drop its claims against the Company and the Company agreed to make certain capital expenditures of approximately $250,000 to improve the reliability to BEGWS and the Company’s Hammondsport pipeline.

On December 12, 2014, in Case 13-G-0465, the NYPSC approved the recovery of $809,299 for the large customer deferral for rate year two and the balance of rate year one under-collection not previously approved. These amounts are included in deferred rate case reconciliations in Note 5 to the financial statements. The rate years are from May 1, 2012 through April 30, 2015. Recovery of the property tax deferral under-collection and certain other large customer deferral amounts are still being reviewed. Management expects to start recovering on any remaining amounts in the next rate case expected to be concluded during the year ended September 30, 2015. The amounts that were approved now will reduce the under-collection and additional billings to the customers during the next rate case.