Form 10-K/A
period 2014-09-30
Corning Natural Gas Holding Corp
filed 2015-01-27
CIK 1582244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

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

Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.   Yes ☐  No ☑

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

Indicate by check mark whether the registrant is a shell company.    Yes ☐  No ☑

The aggregate market value of the 1,480,508 shares of the Common Stock held by non-affiliates of the Registrant at the $15.49 average of bid and asked prices as of the last business day of registrant’s most recently completed second fiscal quarter, March 31, 2014, was $27,093,296.

Number of shares of Common Stock outstanding as of the close of business on December 1, 2014: 2,434,454

Explanation of Amendment

Corning Natural Gas Holding Corporation is filing this Form 10-K/A as Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended September 30, 2014 (the “Annual Report”) that was filed with the Securities and Exchange Commission on December 23, 2014 for the purpose of including the following portions of Corning Natural Gas Holding Corporation’s Annual Report:

Item 10 — Directors, Executive Officers and Corporate Governance

Item 11 — Executive Compensation

Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13 — Certain Relationships and Related Transactions, and Director Independence

Item 14 — Principal Accountant Fees and Services

Item 15 — Exhibits and Financial Statement Schedules

Except as described above, no other amendments are being made to the Annual Report.  This Amendment does not reflect events occurring after the September 30, 2014 fiscal year end except as expressly set forth in the December 23, 2014 filing of the Annual Report or herein, or modify or update the disclosure contained in the Annual Report in any way other than as required to reflect the additions discussed above and reflected below.

EXPLANATORY NOTE

Corning Natural Gas Holding Corporation (“Holding Company”) is a successor issuer to Corning Natural Gas Corporation (“Company”) as of November 12, 2013 as a result of a share-for-share exchange (the “Share Exchange”), creating a holding company structure. As of November 12, 2013, the Company became a wholly-owned subsidiary of Holding Company.

As used in this Form 10-K/A, the terms “Corning,” “Corning Gas,” “we,” “us,” and “our” mean Corning Natural Gas Corporation, unless the context clearly indicates otherwise. Except as otherwise stated, the information contained in this Form 10-K/A is as of September 30, 2014.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

Board of Directors.  The names, ages, positions, business experience and principal occupations and employment of each member of the board of directors is set forth below

			Director of Holding	Director of Gas
Name	Age	Position	Company Since	Company Since

Henry B. Cook, Jr.	67	Chairman of the Board and Director	2013	2007
Michael I. German	64	Chief Executive Officer, President and Director	2013	2006
Ted W. Gibson	72	Director	2013	2006
Joseph P. Mirabito	56	Director	2013	2010
William Mirabito	54	Director	2013	2010
Robert B. Johnston	49	Director	2014	—
George J. Welch	69	Director	2013	2007
John B. Williamson III	60	Director	2013	2010

Henry B. Cook, Jr. is our chairman of the board of directors and has served as a director of the Holding Company since its organization in 2013 and has been chairman of the board of directors and a director of Corning Gas since May 2007.  Mr. Cook is also a director of the Corning Natural Gas Appliance Corporation (“Corning Appliance”). He is the president of Triple Cities Acquisition, LLC, a heavy truck parts and vehicle dealer, and Roadwolf Transportation Products, LLC, an importer of heavy duty truck parts.  He is not related to Matthew J. Cook, our vice president – operations. Mr. Cook has exhibited his expertise in the development and management of the business of those two companies. The business experience, together with the expertise about our business and operations derived from his years of service on the board of the Company and leadership as chairman of the board led the board of directors to conclude that Mr. Cook has the judgment and skills desired for continued service on the board.

Michael I. German has served as our chief executive officer, president and director of the Holding Company since its organization in 2013 and has been chief executive officer, president and a director of Corning Gas since December 2006. Mr. German also serves as president Corning Appliance and our joint investments, Leatherstocking Gas Company, LLC (“Leatherstocking Gas”) and Leatherstocking Pipeline Company, LLC (“Leatherstocking Pipeline”). Prior to joining the Company, he was senior vice president, utility operations for Southern Union Company where he was responsible for gas utility operations in Missouri, Pennsylvania, Rhode Island and Massachusetts.  From 1994 to 2005, Mr. German held several senior positions at Energy East Corporation, a publicly-held energy services and delivery company, including president of several utilities. From 1978 to 1994, Mr. German worked at the American Gas Association, finishing as senior vice president. From 1976 to 1978, Mr. German worked for US Energy Research and Development Administration. Mr. German is a board member of the Northeast Gas Association, Ampco Pittsburgh Corporation and several non-profit organizations. Mr. German’s role as president and chief executive officer responsible for day-to-day operation and its significant strategic initiatives, as well as his extensive experience in utility and public company operations, led the board to conclude that Mr. German should continue to serve as a director.

Ted W. Gibson has been a director of the Holding Company since its organization in 2013 and has been a director of Corning Gas since November 2006.  Mr. Gibson is also a director of Corning Appliance. He serves as the chief executive officer of Classic City Mechanical, an underground utility business.  Mr. Gibson is also a corrosion specialist in the National Association of Corrosion Engineers and a graduate of the Georgia Institute of Technology – Mechanical Engineer.  Mr. Gibson previously served as a United States Marine Corps Captain, and is a Vietnam veteran. He is also an inspector for the Nevada State Boxing Commission. Mr. Gibson’s professional background and extensive experience with pipelines and other underground utilities, his business and management expertise in his service as chief executive officer of Classic City Mechanical, his knowledge of our business and contributions during his years of service on the board of directors, led the board of directors to conclude that Mr. Gibson has the skills desired for continued service on the board.

Robert B. Johnston has been a director of the Corning Natural Gas Holding Corporation since July 15, 2014. He serves as the Executive Vice President and Chief Strategy Officer for The InterTech Group, Inc. (“ InterTech”). In this capacity, he is responsible for merger and acquisition activities, investments and communications at InterTech as well as oversight of a number of InterTech Group operating companies. He previously served as the President, Chief Executive Officer and Deputy Governor of the Hudson’s Bay Company. He currently serves on several public company boards including Supremex Inc. where he is the chairman of the board of directors, Fyffes PLC, Circa Enterprises and Span America Medical Products. Additionally, he serves on the board of directors of the South Carolina Community Loan Fund, The Society for Educational Visits and Exchanges in Canada, and is a member of the advisory board of the McGill University Executive Institute. Mr. Johnston previously served on the Boards of Pacific Northern Gas, Central Vermont Public Service Corporation, Galvanic Applied Sciences, The Hudson’s Bay Company, Canada’s National History Society and Carolina Youth Development Center. Mr. Johnston received an MBA from the John Molson School of Business, a MA in Public Policy & Public Administration and a BA in Political Science from Concordia University. Additionally, He holds the ICD.D Designation from the Institute of Corporate Directors (Canada). Mr. Johnston’s extensive financial and operational experience coupled with his corporate governance and regulated utility experience led the board to conclude that he should continue to serve as a director.

Joseph P. Mirabito has been a director of the Holding Company since its organization in 2013 and has been a director of Corning Gas since November 2010. He and William Mirabito are cousins. He was president of Mirabito Fuel Group from 1986 to 1998. He has also served as president of Granite Capital Holdings, Inc. from 1998 to 2009. He is currently president and chief executive officer of Mirabito Holdings, Inc. and Mirabito Regulated Industries, LLC. He serves as a director on several professional and civic boards in the central New York region. Mr. Mirabito also serves as a director on the boards of Corning Appliance, Leatherstocking Gas and Leatherstocking Pipeline. Mr. Mirabito’s business and corporate management experience in the energy delivery businesses where he serves as the president and chief executive officer, his knowledge of the local communities in Central New York served by those businesses and commitment to the growth of our business as a significant shareholder, as well as his prior experience in advising and serving on the board and committees of Wilber Bank, led the board of directors to conclude that Mr. Mirabito has the skills, connections and experience desired for continued service on the board.

William Mirabito has served as a director of the Holding Company since its organization in 2013 and has been a director of Corning Gas since November 2010. He and Joseph Mirabito are cousins. He is former president of Mang Insurance Agency and current senior vice president of Mirabito Holdings, Inc. and Mirabito Regulated Industries, LLC. He is also the chairperson of the audit committee for Mirabito Holdings, Inc. In addition to serving as a board member of the Fox Hospital in Oneonta, NY, he also serves on its finance committee. He is also a board member of Springbrook and serves on its executive committee. Mr. Mirabito also serves as a director on the boards of Corning Appliance, Leatherstocking Gas and Leatherstocking Pipeline. Mr. Mirabito’s business and management experience as president of Mang Insurance Agency and vice president of Mirabito Holdings, Inc. and Mirabito Regulated Industries, LLC, his commitment to the growth of our business as a significant shareholder, as well as his experience in advising and serving on the board and committees of Fox Hospital and Springbrook led the board of directors to conclude that Mr. Mirabito has the skills and experience desired for continued service on the board.

George J. Welch has served as a director of the Holding Company since its organization in 2013 and has been a director of Corning Gas since May 2007. He is also a director on the board of Corning Appliance. He is the senior partner in the law firm of Welch & Zink in Corning, New York where his practice concentrates on business transactions and real estate. He has served as a director of many regional organizations, including a regional economic development organization and PaneLogic, Inc., a provider of control system integration services. Mr. Welch serves on the Alfred State College Council , an advisory group to the president of the College. Mr. Welch extensive experience in legal matters and economic developement, and as a community leader, led the board to conclude that he should continue to serve as director.

John B. Williamson, III has served as a director of the Holding Company since its organization in 2013 and has been a director of Corning Gas since November 2010. He is also a director on the board of Corning Appliance. Since 2004, Mr. Williamson has served as chairman, president and chief executive officer of RGC Resources, Inc., a $100 million dollar energy distribution and services holding company. He served as director, president and chief executive officer of RGC Resources from 1999 to 2013. In addition, he serves as a director of Bank of Botetourt, Optical Cable Corporation and Luna Innovations Corporation. Mr. Williamson received an MBA from the College of William and Mary and a BS from Virginia Commonwealth University. Mr. Williamson’s experience as the chairman, president and chief executive officer of an energy distribution and services company, as well as his experience in advising and serving on the board and committees of other corporations, resulting in his broad understanding of the operational, financial and strategic issues that businesses generally and utilities face, led the board to conclude that he should continue to serve as a director.

Executive Officers.  The names, ages, positions and certain other information concerning our current executive officers and significant employees are set forth below.

Name	Age	Position

Michael I. German*	64	Chief Executive Officer, President and Director
Firouzeh Sarhangi	56	Chief Financial Officer and Treasurer
Stanley G. Sleve	65	Vice President – Administration and Corporate Secretary

______________

* Biographical information for Mr. German can be found under “Board of Directors.”

Firouzeh Sarhangi has served as Chief Financial Officer and Treasurer of the Holding Company since its organization in 2013. She was appointed as Chief Financial Officer and Treasurer of Corning Gas in 2006. Ms. Sarhangi also serves as Treasurer of Corning Appliance. From February 2004 until her appointment as Chief Financial Officer of the Company, she served as Vice President - Finance of Corning Gas. Previously, she was President of Tax Center International ("TCI"), a company she founded and operated until Corning purchased TCI in 1998. Ms. Sarhangi has thirty-one years of public accounting experience.

Stanley G. Sleve has served as Vice President-Administration and Secretary of the Holding Company since its organization in 2013. He joined the Company and has served as Vice President since 1998. He has served as Corning Gas’ Corporate Secretary since 2006 and as Vice President - Administration since 2007. Mr. Sleve oversees corporate operations including customer service, facilities management, human resources, information technology and community relations. Mr. Sleve also serves as Secretary of Corning Appliance. Mr. Sleve served as the chairman of the board of directors of the Corning Area Chamber of Commerce for two years and now serves as a member of the Executive Committee and the Government Affairs Committee of the Chamber Board. He also serves on the Chemung County Chamber of Commerce Public Affairs Committee.

As of the fiscal year ended on September 30, 2013, and continuing until the consummation of the Share Exchange on November 12, 2013, Matthew J. Cook and Russell S. Miller were executive officers of Corning Gas. Upon the formation of the holding company structure, Messrs. Cook and Miller continued as executive officers of Corning Gas but are not officers of the Holding Company.

Matthew J. Cook joined Corning Gas in February 2008 as vice president – operations. Mr. Cook has 27 years of natural gas utility experience.  From 2000 until joining Corning Gas, Mr. Cook was employed by Mulcare Pipeline Solutions, a supplier of products and services to the natural gas industry, in various positions including sales manager and technical specialist. Previously, Mr. Cook served as operations engineer and gas engineer for New York State Electric and Gas.  He is not related to our director, Henry B. Cook, Jr. Mr. Cook also serves as a vice president of Corning Appliance and as a director on the boards of Leatherstocking Gas and Leatherstocking Pipeline.

Russell S. Miller rejoined Corning Gas as our director of gas supply and marketing in June 2008 and was appointed as vice president – gas supply and marketing, in December 2009. From 1987 through 2004 he was employed by us in various positions including vice president – operations, gas supply manager and mapping technician. From 2006 until rejoining Corning Gas, he was employed by IBM, as energy distribution manager where he managed a team of energy buyers.  From 2004 through 2006, he was employed as an industrial account manager for Sprague Energy Corp. located in Portsmouth, New Hampshire. Mr. Miller also serves as a vice president of Corning Appliance and as a director on the boards of Leatherstocking Gas and Leatherstocking Pipeline.

Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than 10% of our common stock, to file with the Securities and Exchange Commission (the SEC) initial reports of ownership and reports of changes in ownership of our common stock. Our officers, directors and greater than 10% shareholders are required by the SEC to furnish us with copies of all Section 16(a) forms they file. Based solely on review of copies of reports furnished to us or written representations that no reports were required, we believe that all Section 16(a) filing requirements were met in the last fiscal year except that each of our directors had one late Form 4 filing related to a stock grant during the third quarter. Those Form 4’s were subsequently filed in December 2014.

Code of Business Conduct and Ethics.  The Holding Company has adopted the Company’s Code of Business Conduct and Ethics that applies to all employees, including our chief executive officer and our chief financial officer, who also serves as our principal accounting officer.  This code is available on our website at www.corninggas.com.  Any amendments or waivers to the code that apply to our chief executive officer or chief financial officer will be promptly disclosed to our shareholders by posting that information on our website.

Audit Committee Report. The Holding Company has a separately designated standing audit committee. In accordance with its written charter that was approved and adopted by our board, our audit committee assists the board in fulfilling its responsibility of overseeing the quality and integrity of our accounting, auditing and financial reporting practices.  A copy of the audit committee charter is available on our website at www.corninggas.com.  The audit committee is directly responsible for the appointment of our independent public accounting firm and is charged with reviewing and approving all services performed for us by the independent accounting firm and for reviewing the accounting firm’s fees.  The audit committee reviews the independent accounting firm’s internal quality control procedures, reviews all relationships between the independent accounting firm and the Holding Company and its subsidiaries in order to assess the accounting firm’s independence, and monitors compliance with our policy regarding non-audit services, if any, rendered by the independent accounting firm.  In addition, the audit committee ensures the regular rotation of the lead audit partner and concurring partner.  The audit committee reviews management’s programs to monitor compliance with our policies on business ethics and risk management.

The audit committee is currently comprised of Mr. Williamson, the committee’s chairman, Mr. Cook and Mr. William Mirabito.  Mr. Mirabito is an officer, director and shareholder of a company that has entered into a joint venture with Corning. The committee met four times in the last fiscal year.  Mr. Williamson, Mr. Cook and Mr. Mirabito are “independent directors” as defined in the New York Stock Exchange listing standards.  In addition, each member of the audit committee is able to read and understand financial statements, including balance sheets, income statements and cash flow statements. The board has determined that Mr. Williamson meets the qualifications for designation as a financial expert as defined in SEC rules through his experience as the chief executive officer of RGC Resources, Inc., a publicly-held company.  The audit committee reviews and reassesses its charter as needed from time to time and will obtain the approval of the board for any proposed changes to its charter.

The audit committee oversees management’s implementation of internal controls and procedures for financial reporting designed to ensure the integrity and accuracy of our financial statements and to ensure that we are able to timely record, process and report the information required for public disclosure.  In fulfilling its oversight responsibilities, the audit committee reviewed and discussed the financial statements with management and EFP Rotenberg LLP (“EFP Rotenberg”) , our independent accounting firm until August 20, 2013 and Freed Maxick CPA’s, P.C. (“Freed Maxick”) since that date. The audit committee reviewed and discussed the audited financial statements of the Company for the years ended September 30, 2014 and September 30, 2013, with Freed Maxick . The audit committee also discussed with EFP Rotenberg and Freed Maxick., the matters required by AU Section 380, “Communication with Audit Committees” (Statement on Auditing Standards No. 61, as amended). The audit committee reviewed with EFP Rotenberg and Freed Maxick, which are responsible for expressing an opinion on the conformity of our audited financial statements with accounting principles generally accepted in the United States, its judgment as to the quality, not just the acceptability, of our accounting principles and other matters as are required to be discussed with the audit committee pursuant to generally accepted auditing standards.

During the summer of 2013, the Company requested proposals from multiple independent registered accounting firms to serve as the Company’s auditor. After the review and interview process, the Audit Committee of the Company’s Board of Directors approved the replacement of EFP Rotenberg as the Company’s audit firm and appointed Freed Maxick as its new independent registered audit firm effective immediately for the fiscal year ending September 30, 2013.

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

In discharging its oversight responsibility as to the audit process, the audit committee obtained from our independent accounting firms a formal written statement describing all relationships between the independent accounting firm and us that might bear on the accounting firm’s independence consistent with the requirements of the Public Company Accounting Oversight Board and discussed with the accounting firm any relationships that may impact its objectivity and independence.  In considering the accounting firms ‘independence, the audit committee also considered whether the non-audit services performed by the accounting firms on our behalf were compatible with maintaining the independence of the accounting firm.

In reliance upon (1) the audit committee’s reviews and discussions with management and Freed Maxick, (2) management’s assessment of the effectiveness of our internal control over financial reporting, and (3) the receipt of an opinion from Freed Maxick dated December 23, 2014, stating that the Company’s financial statements for the fiscal year ended September 30, 2014 are presented fairly, in all material respects, in conformity with U.S. generally accepted accounting principles, the audit committee recommended to our board that these audited financial statements be included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014, for filing with the SEC.

Audit Committee

JOHN B. WILLIAMSON III, CHAIRMAN

HENRY B. COOK, JR.

WILLIAM MIRABITO

ITEM 11.  Executive Compensation

Compensation Committee. Our compensation committee is comprised of Mr. Joseph Mirabito, the committee’s chairman, Mr. Gibson and Mr. Williamson. These directors also served as the compensation committee of the Company before the Share Exchange. The committee met twice last fiscal year to recommend salaries and report those recommendations to the full board for approval.

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

					Change in
					Pension
					Value and
					Nonqualified
				Option	Deferred	All Other
Name and				Awards	Compensation	Compensation(1)	Total
Principal Position	Year	Salary ($)	Bonus ($)	($)	Earnings ($)	($)	($)

Michael I. German, President and Chief	2014	171,913	—	—	36,864	5,107	213,884
Executive Officer	2013	165,000	9,600	—	47,471	5,545	227,616
Firouzeh Sarhangi, Chief Financial Officer and	2014	129,000	12,200	—	20,804	3,744	165,749
Treasurer	2013	122,000	16,920	—	21,570	3,715	164,205
Stanley G. Sleve, Vice President – Administration	2014	114,461	11,500	—	43,834	3,779	173,574
and Corporate Secretary	2013	111,500	14,952	—	32,056	3,505	162,013
Matthew Cook, Vice President – Operations*	2014	123,913	12,000	—	15,275	3,946	155,134
	2013	117,000	16,620	—	14,433	3,721	151,774
Russell Miller, Vice President – Gas Supply	2014	110,307	11,100	—	17,183	3,642	142,232
and Marketing*	2013	106,500	15,990	—	15,694	3,387	141,571

(1)	The amounts reported include 401(k) matching contributions by the Company in fiscal 2014 of $5,026 for Mr. German, $3,744 for Ms. Sarhangi, $3,779 for Mr. Sleve, $3,946 for Mr. Cook and $3,642 for Mr. Miller and in fiscal 2013 of $4,950 for Mr. German, $3,715 for Ms. Sarhangi, $3,505 for Mr. Sleve, $3,721 for Mr. Cook and $3,387 for Mr. Miller.

*Mr. Cook and Mr. Miller are officers of the Company and not officers of the Holding Company.

Employment Agreements.

Pursuant to his employment agreement dated November 30, 2006, Mr. German continues to serve as president and chief executive officer of Corning Gas for 2014 under the automatic renewal provisions of his contract. Mr. German received 75,000 options to purchase common stock for a price of $15.00 per share under our 2007 Stock Plan. Mr. German has exercised all but 7,500 of such options. The employment agreement provides termination payments to Mr. German as follows:

  If Mr. German terminates his employment for Good Reason (as defined in the employment agreement – generally a decrease in title, position or responsibilities, a decrease in salary or bonus or a reduction in benefits), then he will receive compensation and benefits until the effective date of his termination, plus a severance package equal to his then current annual salary.
  If Mr. German’s employment is terminated without cause, then he will receive compensation and benefits until the effective date of his termination, plus a severance package equal to his then current annual salary.
  If Mr. German’s employment is terminated for a Change in Control (as defined in the employment agreement), then he will receive compensation and benefits until the effective date of his termination, plus a severance package equal to three times his then current annual salary.

The employment agreement also contains standard confidentiality, non-competition and non-solicitation provisions for a period including Mr. German’s employment and the twelve months immediately following the date of the termination of his employment.

On April 17, 2012, Corning Gas entered into Change of Control Agreements (the “Agreements”) with all executive officers other than Michael I. German, the Company’s President and Chief Executive Officer. Each Agreement is effective as of April 20, 2012, and terminates on the first to occur of (i) termination of employment prior to a Change of Control (as defined in the Agreements); (ii) one year from the date of the Change of Control; or (iii) May 1, 2017, if no Change of Control has occurred. These Agreements define compensation amounts due upon termination of employment following a Change of Control except in cases of death, good cause or good reason.

None of our other executive officers have employment agreements.

Change of Control Agreements.

On April 17, 2012, we entered into Change of Control Agreements with each of our named executive officers other than Mr. German: Ms. Sarhangi, Mr. Sleve, Mr. Cook, and Mr. Miller. Each agreement was effective as of April 20, 2012, and terminates on the first to occur of: (i) termination of the executive’s employment with the Company prior to a Change of Control (as defined in the agreements); (ii) one year from the date of a Change of Control; or (iii) May 1, 2017, but only if no Change of Control has occurred as of such date.

Under each agreement, upon termination of the executive’s employment with the Company within 12 months following a Change of Control, unless such termination is because of the executive’s death, or by the Company for Cause or Disability (each as defined in the agreements) or by the executive other than for Good Reason (as defined in the agreements), we will be required to pay to the executive the following: (i) the executive’s full salary through the date of termination and all other unpaid amounts to which the executive is entitled as of the date of termination under any plan or other arrangement of the Company, at the time such payments are due (and in any event within 90 days after the executive’s separation of service from the Company); and (ii) an amount equal to 1.0 multiplied by the executive’s annualized includable compensation for the base period (within the meaning of Section 280G of the Internal Revenue Code), subject to reduction if such payment is or will be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, which payment must be made in a lump sum within 90 days after the executive’s separation from service.

The executives are not required to mitigate the amount of any payment under the Change of Control Agreements by seeking employment or otherwise. We also agreed to pay to each of the executives all legal fees and related expenses incurred by the executive in connection with the agreement, whether or not the executive prevails.

Executive Employee Incentive Program.

Each year, the Board of Directors approves the performance goals and terms of an Executive Employee Incentive Program. The program is designed to (a) attract and retain high caliber executives who are capable of optimizing the Holding Company’s and the Company’s performance, and (b) reward our executive officers for the achievement of annual corporate and operational goals. Performance bonuses, if earned, are paid in cash during the first calendar quarter of the calendar year following the calendar year for which performance was measured, and are based upon the Board of Directors’ determination of the percentage of the goals that were met. Eligible employees include each of our named executive officers other than Mr. German: Ms. Sarhangi, Mr. Sleve, Mr. Cook, and Mr. Miller. Awards under the program are at the discretion of the Board of Directors and may be modified or discontinued at any time.

Benefit Plans.

We provide competitive welfare and retirement benefits to our executive officers as an important element of their compensation packages.  Our executives receive medical and dental coverage, life insurance, disability coverage and other benefits on the same basis as our other employees. Our executives are also eligible to participate in our employee savings and pension plans.

Corning Natural Gas Corporation Employees Savings Plan.  All employees of Corning Gas who work for more than 1,000 hours per year and who have completed one year of service may enroll in the savings plan at the beginning of each calendar quarter. Under the savings plan, participants may contribute up to 50% of their wages. Corning Gas matches one-half of the participant’s contributions up to a total of 3% of the participant’s wages.  Matching contributions vest in the participants’ accounts at a rate of 20% per year and become fully vested after five years. All participants may select one of ten investment plans, or a combination thereof, for their account. Distribution of amounts accumulated under the savings plan occurs upon the termination of employment or death of the participant.  The savings plan also contains loan and hardship withdrawal provisions.

Pension Plan. We maintain a defined benefit pension plan, the Retirement Plan for Salaried and Non-Union Employees of Corning Gas that covers substantially all of our employees.  We make annual contributions to the plan equal to amounts determined in accordance with the funding requirements of the Employee Retirement Security Act of 1974.  The benefit payable under the pension plan is calculated based upon the employee’s average salary for the four years immediately preceding his retirement.  As defined in the plan, the normal retirement age is 62. The compensation covered by the pension plan includes only base salary, identified in the summary compensation table as “salary.”

Outstanding Equity Awards at Fiscal Year End.

The following table summarizes information with respect to the stock options held by our most highly compensated executive officers as of the end of the past fiscal year.

	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised
	Options	Options	Option	Option
	Exercisable	Unexercisable	Exercise Price	Expiration
Name	(#)	(#)	($)	Date

Michael I. German	7,500	—	12.83	12 /14/2015	(1)
Firouzeh Sarhangi	1,500	—	12.83	12 /14/2015	(1)
Stanley G. Sleve	1,500		12.83	12 /14/2015	(1)
Matthew Cook	1,500	—	12.83	12 /14/2015	(1)
Russell Miller	1,500	—	12.83	12 /14/2015	(1)

(1) The options were exercisable on 12/15/2011.

Director Compensation. For fiscal year 2013, Corning Gas paid its directors with restricted stock grants of 375 shares per quarter. For fiscal year 2014, the Holding Company paid its directors with restricted stock grants of 375 shares per quarter. The shares awarded become unrestricted upon a director leaving the board.  Directors who also serve as officers are not compensated for their service as directors.  On October 10, 2012, shares were issued for the quarters ended March 31, 2012, June 30, 2012 and September 30, 2012. On January 29, 2013, shares were issued for the quarter ended December 31, 2012. On May 21, 2013, shares were issued for the quarter ended March 31, 2013. On August 20, 2013, shares were issued for the quarter ended June 30, 2013. On January 15, 2014, shares were issued for the quarters ended September 30, 2013 and December 31, 2013. On May 15, 2014, shares were issued for the quarter ended April 30, 2014 and on July 18, 2014 shares were issued for the quarter ended June 30, 2014. On November 13, 2014, shares were issued for the quarter ended September 30, 2014 with the new director, Robert Johnston receiving 317 shares (a pro-rata amount based on his service during the quarter). Information regarding shares of restricted stock awarded to directors in the fiscal year ended September 30, 2014, is summarized below, at the amount recognized for financial statement reporting purposes in accordance with FASB ASC 718.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)

Henry B. Cook, Jr.	—	26,719	—	26,719
Ted W. Gibson	—	26,719	—	26,719
Robert B. Johnston	—	5,349	—	5,349
Joseph P. Mirabito	—	26,719	—	26,719
William Mirabito	—	26,719	—	26,719
George J. Welch	—	26,719	—	26,719
John B. Williamson III	—	26,719	—	26,719

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Principal Shareholders and Management. As of January 20, 2015, there are 2,434,454 shares of common stock outstanding. The following table sets forth, as of January 20, 2015 information regarding the beneficial ownership of our common stock, by each shareholder known by us to be the beneficial owner of more than 5% of our stock, each director, each executive officer, and all our directors and executive officers as a group. The shares that each beneficial owner has the right to acquire are added to total shares for purposes of calculating percentage of ownership of common stock outstanding. As previously noted, all shares of Corning Gas’ common stock were exchanged for shares of the Holding Company’s stock on a 1:1 basis effective November 12, 2013.

Names and Address(1)(2)	Common Stock Shares	Right to Acquire(3)	Total	Percentage

The Gabelli Group(4) One Corporate Center Rye, NY 10580	440,820	—	440,820	18.01%
Michael I. German(5)	433,595	7,500	441,095	18.02%
Anita G. Zucker, trustee of	289,451	—	289,451	11.82%
the Article 6 Marital Trust(6) under The First Amended and Restated Jerry Zucker Revocable Trust 4838 Jenkins Avenue North Charleston, SC 29405
Mirabito Holdings, Inc.(7)	76,583	—	76,583	3.13%
49 Court Street, PO Box 5306
Binghamton, NY 13901
Ted W. Gibson(8)	104,337	—	104,337	4.26%
Henry B. Cook, Jr.(9)	24,500	—	24,500	1.00%
Firouzeh Sarhangi(10)	12,142	1,500	16,642	*
George J. Welch(11)	11,022	—	11,022	*
Stanley G. Sleve(12)	10,244	1,500	11,744	*
Joseph P. Mirabito(13)	111,692	—	111,692	4.56%
William Mirabito(14)	110,652	—	110,652	4.52%
John B, Williamson III15)	8,235	—	8,235	*
Russell Miller(16)	782	1,500	2,282	*
Matthew Cook(17)	888	1,500	2,388	*
Robert B. Johnston(18)	5,317	—	5,317	*
All directors, director nominees
and executive officers as a group
(12 individuals)(19)	756,823	13,500	770,323	31.47%

 * Less than 1 percent

(1)	Unless otherwise indicated, we believe that all persons named in the table have sole investment and voting power over the shares of common stock owned.

(2)	Unless otherwise indicated, the address of each beneficial owner is c/o Corning Natural Gas Holding Corporation, 330 West William Street, Corning, New York 14830.

(3)	Shares of common stock the beneficial owner has the right to acquire through stock options or warrants that are or will become exercisable within 60 days.

(4)	Includes 350,251 shares of common stock held by Gabelli Funds, LLC and 90,569 shares held by Teton Advisors, Inc. Each of Gabelli Funds and Teton Advisors has sole voting and dispositive power over the shares of common stock held by it. Based solely on information in Amendment No. 16 to Schedule 13D filed with the SEC on May 23, 2014.

(5)	Includes (a) 7,676 shares of common stock owned by Mr. German’s son which Mr. German disclaims beneficial ownership except to the extent of his pecuniary interest therein, (b) 7,500 options to purchase common stock and (c) 14,095 shares of common stock acquired through the Holding Company’s Dividend Reinvestment Program.

(6)	Based solely on information in Amendment No. 2 to Schedule 13G filed with the SEC on April 23, 2014.

(7)	Based on information in Amendment No. 3 to Schedule 13G filed with the SEC on February 7, 2013 adjusted by information on Form 4’s filed on December 2, 2014 for William and Joseph Mirabito.

(8)	Includes 9,150 shares of restricted stock.

(9)	Includes 9,075 shares of restricted stock and 753 shares of common stock acquired through the Holding Company’s Dividend Reinvestment Program.

(10)	Includes 600 shares of restricted stock, options to purchase 1,500 shares of common stock and 398 shares of common stock acquired through the Holding Company’s Dividend Reinvestment Program.

(11)	Includes 9,000 shares of restricted stock and 840 shares of common stock acquired through the Holding Company’s Dividend Reinvestment Program.

(12)	Includes 600 shares of restricted stock, options to purchase 1,500 shares of common stock and 563 shares of common stock acquired through the Holding Company’s Dividend Reinvestment Program.

(13)	Includes 5,872 shares of restricted stock and 1,299 shares held by Mr. Mirabito’s wife. Mr. Mirabito disclaims beneficial ownership of the securities owned by his wife except to the extent of his pecuniary interest therein. Also includes 76,583 shares of common stock owned by Mirabito Holdings, Inc. Mr. Mirabito is the chief executive officer of Mirabito Holdings, Inc. and holds a 20.3% ownership interest in the corporation.

(14)

Includes 5,872 shares of restricted stock. Also includes 76,583 shares of common stock owned by Mirabito Holdings, Inc. Mr. Mirabito is the vice president of Mirabito Holdings, Inc. and holds a 21.2% ownership interest in the corporation (b) 114 shares of common stock acquired through the Holding Company’s Dividend Reinvestment Program.

(15)	Includes 5,872 shares of restricted stock and 1,687 shares owned jointly with spouse.
(16)	Includes (a) 600 shares of restricted stock, (b) options to purchase 1,500 shares of common stock, (c) 54 shares owned by Mr. Miller’s wife and (d) 35 shares of common stock acquired through the Holding Company’s Dividend Reinvestment Program. Mr. Miller disclaims beneficial ownership of the securities owned by his wife except to the extent of his pecuniary interest therein.

(17)	Includes 600 shares of restricted stock, 38 shares of common stock acquired through the Holding Company’s Dividend Reinvestment Program and options to purchase 1,500 shares of common stock.

(18)	Includes 317 shares of restricted stock.
(19)	Includes 76,583 shares of common stock owned by Mirabito Holdings, Inc. Mr. Joseph Mirabito is the chief executive officer of Mirabito Holdings, Inc. and holds a 20.3% ownership interest in the corporation, and Mr. William is the vice president of Mirabito Holdings, Inc. and holds a 21.2% ownership interest in the corporation.

Equity Compensation Plan Information. The Corning Natural Gas Corporation 2007 Stock Plan provides for the issuance of 121,432 shares of our common stock.  Beginning in 2008 and continuing for a period of nine years, on the day of each annual meeting of shareholders, the total maximum number of shares available for issuance will automatically increase to the number of shares equal to 15% of the shares outstanding. On the date of the 2013 annual meeting, April 15, 2014, the total maximum number of shares available for issuance increased to 352,308. As of September 30, 2014, there were 13,500 options outstanding and the maximum number of shares available for future grants under the plan, excluding the 13,500 options outstanding, 17,700 shares previously granted and exercised, and 3,000 shares awarded to officers, was 318,108. This plan was assumed by Holding Company as of November 12, 2013, and all outstanding grants were deemed to relate to common stock of Holding Company as of that date.

Number of
securities
remaining available
	Number of		for future issuance
	securities		under equity
	to be issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding securities
	outstanding options,	outstanding options,	reflected in the
Plan category	warrants and rights	warrants and rights	first column)

Equity compensation plans approved	13,500	$ 12.83	318,108
by security holders
Equity compensation plans not approved	—	—	—
by security holders
Total	13,500	$ 12.83	318,108

ITEM 13.  Certain Relationships and Related Transactions and Director Independence

Certain Relationships and Related Transactions. The Holding Company holds 50/50 joint ventures with Mirabito Regulated Industries, called Leatherstocking Gas Company, LLC and Leatherstocking Pipeline Company, LLC. Mr. Joseph P. Mirabito and Mr. William Mirabito are officers, directors and are 20% and 21% shareholders, respectively, of Mirabito Holdings, Incorporated, a sister company of Mirabito Regulated Industries. Mirabito Holdings, Incorporated holds approximately 3% of the Holding Company’s outstanding common stock. They are also on the board of the Holding Company, Corning Gas, Corning Appliance, Leatherstocking Gas and Leatherstocking Pipeline. The Holding Company and Mirabito Regulated Industries invested $800,000 each into Leatherstocking Gas in fiscal 2014. No investments were made into Leatherstocking Pipeline by either member in fiscal 2014. The Company paid a total of $38,942 to Mr. Welch for legal services performed by Mr. Welch during the fiscal year ended September 30, 2014. The Company also paid $76,656 to US Bank Voyager Fleet System for purchase of gas for our service vehicles. Mirabito Energy Products is a Voyager Network Partner and is the dba of Mirabito Holdings, Inc. Joseph P. Mirabito is currently president and chief executive officer of Mirabito Holdings, Inc. William Mirabito is currently the senior vice president of Mirabito Holdings, Inc.

Director Independence.  The board of directors has determined and confirmed that each of Mr. Cook, Mr. Gibson, Mr. Johnston, Mr. Joseph Mirabito, Mr. William Mirabito and Mr. Williamson do not have a material relationship with Corning Gas or Holding Company that would interfere with the exercise of independent judgment and are independent as defined by the applicable laws and regulations and the listing standards of the New York Stock Exchange.

ITEM 14.  Principal Accountant Fees and Services

The following is a summary of the aggregate fees for the fiscal years ended September 30, 2014 and 2013, by the independent registered public accounting firms, Freed Maxick CPA’s, P.C. (“Freed Maxick”) and EFP Rotenberg LLP (“EFP Rotenberg”), Certified Public Accountants of Rochester, New York.

	EFP Rotenburg LLP		Freed Maxick CPA’s P.C.

	2014	2013	2014	2013
Audit Fees	$—	$22,500	$123,000	$82,000
Audit-Related Fees	$—	$24,000	$—	$—
Tax Fees	$14,519	$18,000	$14,000	$—
All Other Fees	$8,700	$20,810	$6,650	$—
Total	$23,219	$85,310	$143,650	$82,000

Audit Fees. These are fees for professional services for the audit of our annual consolidated financial statements, the review of financial statements included in our quarterly reports on Form 10-Q, and services that are typically rendered in connection with statutory and regulatory filings or engagements.

Audit-Related Fees. These are fees for services rendered by EFP Rotenberg for fees related to consulting, review and meeting with successor auditor for the fiscal years ended September 30, 2013.

Tax Fees. These are fees for professional services rendered with respect to tax compliance, tax advice and tax planning.  These services include the review of tax returns and consulting on tax planning matters.

All Other Fees. These are fees for the audit of our pension plan, opinion for the holding company filing and the review of our internal controls and corporate governance.  There were no fees billed by EFP Rotenberg for other services not described above for the fiscal years ended September 30, 2014 and 2013.

The audit committee authorized the payment by us of the fees billed to us by EFP Rotenberg and Freed Maxick in fiscal 2014 and 2013.  The decision to engage EFP Rotenberg and Freed Maxick was approved by the audit committee.  The audit committee has considered whether the provision of non-audit services is compatible with maintaining independence. All audit and non-audit services are required to be pre-approved by the audit committee in accordance with its charter. In fiscal 2014 and 2013, EFP Rotenberg and Freed Maxick had no direct or indirect financial interest in Corning in the capacity of promoter, underwriter, voting director, officer or employee.

During the summer of 2013, Corning Gas requested proposals from multiple independent registered accounting firms to serve as the Company’s auditor. After the review and interview process, the Audit Committee of Corning Gas’ Board of Directors approved the replacement of EFP Rotenberg as Corning Gas’ audit firm and appointed Freed Maxick as its new independent registered audit firm effective immediately for the fiscal year ending September 30, 2013.

EFP Rotenberg's reports on Corning Gas’ consolidated financial statements for the fiscal year ended September 30, 2012, did not contain any adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principle. During Corning Gas’ fiscal year ended September 30, 2012, and through August 20, 2013, there were no disagreements between Corning Gas and EFP Rotenberg on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to EFP Rotenberg's satisfaction, would have caused

ITEM 15. Exhibits and Financial Statements Schedules

2.1**	Agreement and Plan of Exchange, dated September 12, 2013, between the Gas Company and Holding Company (filed as Exhibit 2.1 to the Holding Company’s Registration Statement on Form S-4 (No. 333-190348 (the “Form S-4”))
3.1**	The Holding Company’s Certificate of Incorporation, (included as Exhibit B to the Proxy Statement/Prospectus forming portion of the Form S-4)
3.2**	Certificate of Exchange, dated November 6, 2013, consented to by the New York Public Service Commission on November 8, 2013, and filed with the New York Department of State on November 12, 2013
3.3**	By-Laws of the Holding Company (included as Exhibit C to the Proxy Statement/Prospectus forming portion of the Form S-4)
3.4**	Amended and Restated Bylaws of Corning Natural Gas Holding Corporation, effective June 2, 2014 (incorporated by reference to Exhibit 3.2 of the Holding Company's Current Report on Form 8-K dated June 2, 2014 and filed on June 3, 2014)
4.1**	See Exhibits 3.1 and 3.2 for provisions in the Holding Company’s Certificate of Incorporation and By-laws defining the rights of holders of the Holding Company Common Stock
4.2*	Amended and Restated 2007 Stock Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 10-Q dated August 12, 2009)
4.3**	Dividend Reinvestment Plan (filed as Exhibit 4.3 of the Company’s Registration Statement on Form S-1 (No. 333-182386), originally filed with the Securities and Exchange Commission on June 28, 2012)
10.1*	Employment Agreement dated November 30, 2006 between Michael German and the Company (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated November 30, 2006)
10.2*	Amended and Restated Severance Agreement effective August 18, 2006 between the Company and Kenneth J. Robinson (incorporated by reference to Exhibit 10.18 of the Company’s Current Report on Form 8-K dated August 14, 2006)
10.3**	Credit Agreement made by the Company to Manufacturers and Traders Trust Company dated October 16, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated October 16, 2008)
10.4**	Replacement Term Note of Corning Gas in favor of Manufacturers and Traders Trust Company dated October 16, 2008 (incorporated by reference to Exhibit 10.2 of Corning Gas’s Current Report on Form 8-K dated October 16, 2008)
10.5**	Demand Note made by Corning Gas in favor of Manufacturers and Traders Trust Company dated October 27, 2008 (incorporated by reference to Exhibit 10.1 of Corning Gas’s Current Report on Form 8-K dated October 27, 2008)
10.6**	Amended Warrant Agreement dated July 1, 2009 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated July 1, 2009)
10.7*	First Amendment to Employment Agreement between Michael I. German and the Company dated December 31, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 10-Q dated August 12, 2009)
10. 8**	Amended and Restated 2007 Stock Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 10-Q dated August 12, 2009)
10.9**	First Amendment to Note Agreements between The Company and Great West Life & Annuity Insurance Company dated December 1, 2009 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated January 6, 2010)
10.1**	Intercreditor and Collateral Agency Agreement among Manufacturers and Traders Trust Company, as collateral agent and bank lender, and Great West Life & Annuity Insurance Company dated December 1, 2009 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated January 6, 2010)
10.11**	Amendment to Credit Agreement between the Company and Manufacturers and Traders Trust Company dated March 4, 2010 (incorporated by reference to Exhibit 10.1 of The Company’s Current Report on Form 8-K dated March 8, 2010)
10.12**	Replacement Term Note of The Company in favor of Manufacturers and Traders Trust Company dated March 4, 2010 (incorporated by reference to Exhibit 10.2 of The Company’s Current Report on Form 8-K dated March 8, 2010)
10.14**	Commercial Promissory Note between the Company and Community Bank, N.A. dated March 31, 2010 (incorporated by reference to Exhibit 10.3 of The Company’s Current Report on Form 8-K dated May 7, 2010)
10.15**	Commercial Security Agreement between the Company and Community Bank, N.A. dated March 31, 2010 (incorporated by reference to Exhibit 10.4 of The Company’s Current Report on Form 8-K dated May 7, 2010)
10.16**	Commercial Security Agreement between The Company and Community Bank, N.A. dated March 31, 2010 (incorporated by reference to Exhibit 10.5 of The Company’s Current Report on Form 8-K dated May 7, 2010)
10.17**	Commitment Letter between The Company and Manufacturers and Traders Trust Company dated May 10, 2010 (incorporated by reference to Exhibit 10.16 of The Company’s Current Report on Form 10-Q dated May 12, 2010)
10.18**	Negotiated 311 Gas Transportation Agreement between The Company and Talisman Energy USA, Inc. dated May 13, 2010, with confidential portions redacted. Confidential information omitted and filed separately with the SEC (incorporated by reference to Exhibit 10.1 of The Company’s Current Report on Form 8-K dated May 21, 2010)
10.19**	Disclosure regarding Promissory Note between The Company and Five Star Bank dated September 27, 2010 (incorporated by reference to Item 7.01 on The Company’s Current Report on Form 8-K dated August 27, 2010)
10.2**	Letter of Commitment between The Company and Manufacturers and Traders Trust Company dated June 16, 2010 (incorporated by reference to Exhibit 10.1 of The Company’s Current Report on Form 8-K dated October 27, 2010)
10.21**	Multiple Disbursement Term Note between The Company and Manufacturers and Traders Trust Company dated October 27, 2010 (incorporated by reference to Exhibit 10.2 of The Company’s Current Report on Form 8-K dated October 27, 2010)
10.22**	General Security Agreement made by the Company and Manufacturers and Traders Trust Company dated October 27, 2010 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K dated October 27, 2010)
10.23**	Specific Security Agreement made by the Company and Manufacturers and Traders Trust Company dated October 27, 2010 (incorporated by reference to Exhibit 10.4 of The Company’s Current Report on Form 8-K dated October 27, 2010)
10.24**	Credit Agreement made by the Company and Manufacturers and Traders Trust Company dated October 27, 2010 (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K dated October 27, 2010)
10.25**	Letter of Commitment between the Company and Community Bank N.A dated February 16, 2011 (incorporated by reference to Exhibit 10.1 of The Company’s Current Report on Form 8-K dated February 28, 2011)
10.26**	Letter of Credit Agreement between the Company and Community Bank N.A dated February 16, 2011 (incorporated by reference to Exhibit 10.2 of The Company’s Current Report on Form 8-K dated February 28, 2011)
10.27**	Change in Terms Agreement between the Company and Community Bank N.A. dated March 10, 2011 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated March 10, 2011)
10.28**	Multiple Disbursement Term Note between the Company and Manufacturers and Traders Trust Company dated July 14, 2011 (incorporated by reference to Exhibit 10.1 of The Company’s Current Report on Form 8-K dated July 14, 2011)
10.29**	Letter of Credit Agreement between the Company and Manufacturers and Traders Trust Company dated July 14, 2011 (incorporated by reference to Exhibit 10.1 of The Company’s Current Report on Form 8-K dated July 14, 2011)
10.3**	Promissory Note between the Company and Five Star Bank dated September 1, 2011 (incorporated by reference The Company’s Current Report on Form 10-K, dated December 28, 2012)
10.31**	Base Contract for Sale and Purchase of Natural Gas between the Company and ConocoPhillips dated April 1, 2011. Confidential information omitted and filed separately with the Securities and Exchange Commission (incorporated by reference to the Company’s Current Report on Form 10-K/A, Amendment 2, dated January 27, 2012)
10.32**	Purchase Agreement between the Company and Article 6 Marital Trust under the First Amended and Restated Jerry Zucker Revocable Trust dated April 2, 2007, dated January 23, 2012 (incorporated by reference to Exhibit 99.1 on The Company’s Current Report on Form 8-K dated January 27, 2012)
10.33**	Registration Rights Agreement between the Company and Article 6 Marital Trust under the First Amended and Restated Jerry Zucker Revocable Trust dated April 2, 2007, dated January 23, 2012 (incorporated by reference to Exhibit 99.2 on The Company’s Current Report on Form 8-K dated January 27, 2012)
10.34**	Commercial Line of Credit Agreement and Note between the Company and Community Bank N.A. dated February 27, 2012 (incorporated by reference to Exhibit 10.2 of The Company’s Current Report on Form 8-K dated February 27, 2012)
10.35*	Form of Change of Control Agreement between the Company and Firouzeh Sarhangi, Stanley G. Sleve, Matthew J. Cook and Russell Miller dated April 17, 2012 (incorporated by reference to Exhibit 10.1 of The Company’s Current Report on Form 8-K dated April 17, 2012)
10.36*	Settlement and Release Agreement between The Company and Thomas K. Barry dated December 30, 2011 (incorporated by reference to Exhibit 10.30 of The Company’s Registration Statement on Form S-1 (No. 333-182386), originally filed with the Securities and Exchange Commission on June 28, 2012)
10.37**	Operating Agreement of the Leatherstocking Pipeline Company, LLC (incorporated by reference to Exhibit 10.31 of The Company’s Registration Statement on Form S-1 (No. 333-182386), originally filed with the Securities and Exchange Commission on June 28, 2012)
10.38**	Operating Agreement of the Leatherstocking Gas Company, LLC (incorporated by reference to Exhibit 10.32 of the Company’s Registration Statement on Form S-1 (No. 333-182386), originally filed with the Securities and Exchange Commission on June 28, 2012)
10.39**	Line of Credit Agreement between The Company and Community Bank N.A. dated July 27, 2012 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated July 30, 2012)
10.4**	Term Loan Agreement between The Company and Community Bank N.A. dated July 27, 2012 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated July 30, 2012)
10.41**	Promissory Note in the principal amount of $250,000 payable by The Company to Five Star Bank dated August 13, 2012 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated August 15, 2012)
10.42**	Promissory Note in the principal amount of $250,000 payable by The Company to Five Star Bank dated August 13, 2012 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated August 15, 2012)
10.43*	Form of Restricted Stock Agreement – Officers under the Corning Natural Gas Corporation’s Amended and Restated 2007 Stock Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated December 11, 2012)
10.44*	Form of Restricted Stock Agreement - Non-employee Directors under the Corning Natural Gas Corporation’s Amended and Restated 2007 Stock Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated December 11, 2012)
10.45**	Commercial Line of Credit Agreement and Note as of June 21, 2013 by and between Corning Natural Gas Corporation and Community Bank N.A. (incorporated by reference to Exhibit 10.2 of The Company’s Current Report on Form 8-K dated June 21, 2013)
10.46**	Addendum to Commercial Line of Credit Agreement and Note dated June 21, 2013 by and between Corning Natural Gas Corporation and Community Bank N.A. (incorporated by reference to Exhibit 10.3 of The Company’s Current Report on Form 8-K dated June 21, 2013)
10.47**	Agreement to Cancel Security Agreement dated June 21, 2013 by and between Corning Natural Gas Corporation and Community Bank N.A. (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K dated June 21, 2013)
10.48**	Replacement Multiple Disbursement Term Note, dated as of September 3, 2013, by and between the Company and M&T Bank (incorporated by reference to Exhibit 10.1 of The Company’s Current Report on Form 8-K dated September 3, 2013)
10.49**	Replacement Term Note, dated as of September 3, 2013, by and between the Company and M&T Bank (incorporated by reference to Exhibit 10.2 of The Company’s Current Report on Form 8-K dated September 3, 2013)
10.5**	Multiple Disbursement Term Note, dated as of September 3, 2013, by and between the Company and M&T Bank (incorporated by reference to Exhibit 10.3 of The Company’s Current Report on Form 8-K dated September 3, 2013)
10.51**	Specific Security Agreement, dated as of September 3, 2013, by and between the Company and M&T Bank (incorporated by reference to Exhibit 10.4 of The Company’s Current Report on Form 8-K dated September 3, 2013)
10.52**	Letter of Commitment between the Company and Community Bank N.A. (incorporated by reference to Exhibit 10.1 of the Holding Company’s Current Report on Form 8K dated March 25, 2014)
10.53**	Commercial Line of Credit Agreement between the Company and Community Bank N.A. (incorporated by reference to Exhibit 10.2 of the Holding Company’s Current Report on Form 8K dated March 25, 2014)
10.54**	Stock Purchase Agreement between the Holding Company and Article 6 Marital Trust under the First Amended and Restated Jerry Zucker Revocable Trust Dated April 2, 2007, dated April 7, 2014
10.55**	Stock Purchase Agreement between the Holding Company and the Retirement Plan for the L.S. Starret Company with QCI Management, Inc., as Registered Investment Advisor dated April 14, 2014
10.56**	Stock Purchase Agreement between the Holding Company and DBH, LLC with QCI Asset Management, Inc., as Registered Investment Advisor dated April 14, 2014
10.57**	Stock Purchase Agreement between the Holding Company and Cold Spring Construction Profit Sharing Plan with QCI Asset Management, Inc., as Registered Investment Advisor dated April 14, 2014
10.58**	Stock Purchase Agreement between the Holding Company and Timothy E. Delaney with QCI Asset Management, Inc., as Registered Investment Advisor dated April 14, 2014
10.59**	Stock Purchase Agreement between the Holding Company and Robert B. Johnston dated April 16, 2014
10.6**	Multiple Disbursement Note between the Company and Manufacturers and Traders Trust Company dated July 3, 2014 (incorporated by reference to Exhibit 10.1 of the Holding Company's Current Report on Form 8-K dated July 3, 2014 and filed on July 10, 2014 (the "July 2014 8-K"))
10.61**	Credit Agreement between the Company and Manufacturers and Traders Trust Company dated July 3, 2014 (incorporated by reference to Exhibit 10.2 of the July 2014 8-K)
10.62**	Term Note between the Company and Manufacturers and Traders Trust Company dated July 3, 2014(incorporated by reference to Exhibit 10.3 of the July 2014 8-K)
10.63**	Credit Agreement between the Company and Manufacturers and Traders Trust Company dated July 3, 2014 (incorporated by reference to Exhibit 10.4 of the July 2014 8-K)
10.64**	Loan Agreement between Leatherstocking Gas Company, LLC and Leatherstocking Pipeline Company, LLC and Five Star Bank dated August 28, 2014 (incorporated by reference to Exhibit 10.1 of the September 2014 8-K)
10.65**	Line of Credit Note between Leatherstocking Gas Company, LLC and Five Star Bank dated August 28, 2014 (incorporated by reference the Exhibit 10.2 of the September 2014 8-K)
10.66**	General Security Agreement between Leatherstocking Gas Company, LLC and Five Star Bank dated August 27, 2014 (incorporated by reference to Exhibit 10.3 of the September 2014 8-K)
10.67**	General Security Agreement between Leatherstocking Pipeline Company, LLC and Five Star Bank dated August 27, 2014 (incorporated by reference to Exhibit 10.4 of the September 2014 8-K)
10.68**	Unlimited Continuing Guarantee between Leatherstocking Pipeline, LLC and Five Star Bank dated August 27, 2014 (incorporated by reference to Exhibit 10.5 of the September 2014 8-K)
10.69**	Pledge and Security Agreement between Corning Natural Gas Holding Corporation and Mirabito Regulated Industries, LLC with Five Star Bank dated August 27, 2014 (incorporated by reference to Exhibit 10.6 of the September 2014 8-K)
10.70**	Pledge and Security Agreement between Corning Natural Gas Holding Corporation and Mirabito Regulated Industries, LLC with Five Star Bank dated August 27, 2014 (incorporated by reference to Exhibit 10.7of the September 2014 8-K)
16.1**	Letter of EFP Rotenberg, LLP addressed to the Securities and Exchange Commission, dated September 11, 2013 (filed as Exhibit 16.1 to Form S-4)
101**	The following materials from the Corning Natural Gas Corporation Annual Report on Form 10-K for the period
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
(v) related notes to the Condensed Consolidated financial Statements
As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.
31.1***	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act - Michael I. German
31.2***	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act - Firouzeh Sarhangi
32.1***	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

*	Indicates management contract or compensatory plan or arrangement that was previously filed with, or incorporated by reference into, Corning Natural Gas Holding Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 2014 as filed with the Securities and Exchange Commission December 23, 2014.
**	Previously filed with, or incorporated by reference into, Corning Natural Gas Holding Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 2014 as filed with the Securities and Exchange Commission December 23, 2014.
***	Filed herewith

EFP Rotenberg to make reference to the subject matter of the disagreement(s) in its reports on Corning Gas’ financial statement for such years. During Corning Gas’ fiscal year ended September 30, 2012, and through August 20, 2013, there were no "reportable events" as described under Item 304(a)(1)(v) of Regulation S-K. EFP Rotenberg is still retained for the Corning Gas pension plan audit.

13

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corning Natural Gas Holding Corporation (Registrant)

Date January 27, 2015	/s/ Firouzeh Sarhangi
By: Firouzeh Sarhangi, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to Annual Report has been signed below by the following persons on behalf of the registrant and in the capacitated and on the dates indicated.

/s/ Michael I. German	Chief Executive Officer,
Michael I. German	President and Director	January 27, 2015

/s/ Firouzeh Sarhangi	Chief Financial Officer and
Firouzeh Sarhangi	Treasurer	January 27, 2015

/s/ Henry B. Cook, Jr.	Chairman of the Board and
Henry B. Cook, Jr.	Director	January 27, 2015

/s/ Ted W. Gibson
Ted W. Gibson	Director	January 27, 2015

/s/ Robert B. Johnston
Robert B. Johnston	Director	January 27, 2015

/s/ Joseph P. Mirabito
Joseph P. Mirabito	Director	January 27, 2015

/s/ William Mirabito
William Mirabito	Director	January 27, 2015

/s/ George J. Welch
George J. Welch	Director	January 27, 2015

/s/ John B. Williamson III
John B. Williamson III	Director	January 27, 2015