Form 10-Q
period 2014-12-31
Corning Natural Gas Holding Corp
filed 2015-02-17
CIK 1582244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

Smaller Reporting Company ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding as of February 17, 2015
Common Stock, $.01 par value	2,436,145

Corning Natural Gas Holding Corporation (“Holding Company”) is a successor issuer to Corning Natural Gas Corporation (“Company”) as of November 12, 2013 as a result of a share-for-share exchange, creating a holding company structure. As of November 12, 2013, the Company became a wholly-owned subsidiary of Holding Company.

As used in this Form 10-Q, the terms “Company,” “Corning Gas,” “we,” “us,” and “our” mean Corning Natural Gas Corporation, unless the context clearly indicates otherwise. Except as otherwise stated, the information contained in this Form 10-Q is as of December 31, 2014.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

CORNING NATURAL GAS CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

Assets	December 31, 2014	September 30, 2014
	(Unaudited)
Plant:
Utility property, plant and equipment	$ 70,748,792	$ 68,687,509
Less: accumulated depreciation	(19,975,789)	(19,578,820)
Total plant utility and non-utility, net	50,773,003	49,108,689

Investments:
Marketable securities available-for-sale at fair value	2,363,985	2,308,138
Investment in joint ventures	1,810,680	1,280,757
Total Investments	4,174,665	3,588,895

Current assets:
Cash and cash equivalents	39,147	108,086
Customer accounts receivable, (net of allowance
uncollectible accounts of $61,638 and $42,540 respectively)	3,084,668	1,788,447
Related party receivables	491,675	446,154
Gas stored underground, at average cost	1,733,650	2,291,665
Materials and supplies inventory	935,880	937,459
Prepaid expenses	805,245	982,198
Total current assets	7,090,265	6,554,009

Regulatory and other assets:
Regulatory assets:
Unrecovered gas costs	288,306	110,372
Deferred regulatory costs	2,064,068	2,653,778
Debt issuance cost (net of accumulated
amortization of $616,107 and $595,637, respectively)	293,804	313,292
Other	192,557	193,026
Total regulatory and other assets	2,838,735	3,270,468

Total assets	$ 64,876,668	$ 62,522,061

See accompanying notes to consolidated financial statements.

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

Liabilities and capitalization	December 31, 2014	September 30, 2014
	(Unaudited)

Long-term debt, less current installments	$ 14,759,445	$ 14,571,746

Current liabilities:
Current portion of long-term debt	2,855,612	2,697,140
Borrowings under lines-of-credit	6,023,682	4,614,541
Accounts payable	1,929,226	1,903,594
Accrued expenses	606,491	534,059
Customer deposits	1,297,836	976,734
Dividends declared	328,395	327,819
Deferred income taxes	73,923	215,757
Total current liabilities	13,115,165	11,269,644

Other liabilities:
Deferred income taxes	1,676,481	1,223,875
Deferred compensation	1,702,024	1,666,415
Deferred pension costs & post-retirement benefits	6,159,655	6,091,540
Other	627,148	1,113,655
Total deferred credits and other liabilities	10,165,308	10,095,485

Commitments and contingencies (Note 3 - Financing Activities)	—	—

Common stockholders' equity:
Common stock (common stock $.01 par
value per share. Authorized 3,500,000 shares;
issued and outstanding 2,434,454 shares at
December 31, 2014 and 2,430,184 at September 30, 2014)	24,345	24,302
Additional paid-in capital	26,114,894	26,037,603
Retained earnings	3,161,452	2,921,478
Accumulated other comprehensive loss	(2,463,941)	(2,398,197)
Total common stockholders' equity	26,836,750	26,585,186

Total liabilities and capitalization	$ 64,876,668	$ 62,522,061

See accompanying notes to consolidated financial statements.

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income
Unaudited
	Three Months ended December 31,
	2014	2013

Utility operating revenues	$ 5,866,335	$ 6,232,007
Natural gas purchased	1,935,910	2,237,220
Gross margin	3,930,425	3,994,787

Cost and expense
Operating and maintenance expense	1,854,548	1,655,133
Taxes other than income taxes	498,000	468,761
Depreciation	387,192	459,837
Other deductions, net	59,853	285,923
Total costs and expenses	2,799,593	2,869,654

Operating income	1,130,832	1,125,133

Other income and (expense)
Interest expense	(227,996)	(231,630)
Other expense	(21,539)	(10,414)
Other income	10,000	350
Investment income	43,184	7,557
(Loss) from joint ventures	(20,077)	(29,313)
Rental income	12,138	12,138

Net income from operations, before income taxes	926,542	873,821

Income tax benefit (expense), current	—	—
Income tax (expense), deferred	(358,177)	(329,576)
Total tax (expense)	(358,177)	(329,576)

Net income	568,365	544,245

Other comprehensive (loss)
Pension adjustment, net of tax of $51,721 and $45,723, respectively	(74,121)	(65,796)
Net unrealized gain (loss) in securities available for sale,
net of tax of $4,316 and $38,825, respectively	8,377	59,457
Total other comprehensive (loss)	(65,744)	(6,339)

Total comprehensive income	$ 502,621	$ 537,906

Weighted average earnings per share-
basic:	$ 0.23	$ 0.24
diluted:	$ 0.23	$ 0.24

Average shares outstanding - basic	2,433,553	2,264,771
Average shares outstanding - diluted	2,439,090	2,268,513

See accompanying notes to consolidated financial statements.
4

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Unaudited
	Three Months ended December 31,
	2014	2013
Cash flows from operating activities:
Net income	$ 568,365	$ 544,245
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation	387,192	459,837
Amortization of debt issuance cost	20,470	19,462
Non-cash pension expenses	195,022	195,022
Regulatory asset amortizations	54,761	69,786
Stock issued for services	43,318	—
Loss (Gain) on sale of marketable securities	(29,297)	6,400
Deferred income taxes	358,177	329,576
Bad debt expense	39,313	53,550
Loss on joint ventures	20,077	29,313

Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(1,335,534)	(1,428,442)
Gas stored underground	558,015	902,161
Materials and supplies inventories	1,579	263,725
Prepaid expenses	176,953	80,213
Unrecovered gas costs	(177,934)	(388,672)
Deferred regulatory costs	534,949	341,451
Other	469	(19,809)
Increase (decrease) in:
Accounts payable	25,632	(84,993)
Accrued expenses	72,432	137,519
Customer deposits	321,102	273,350
Deferred compensation	35,609	34,452
Deferred pension costs & post-retirement benefits	(254,085)	(265,130)
Other liabilities and deferred credits	(486,467)	(341,731)
Net cash (used in) provided by operating activities	1,130,118	1,211,285

Cash flows from investing activities:
Purchase of securities available-for-sale	(384,192)	(52,084)
Sale of securities available-for-sale	371,635	40,007
Amount (paid to) related parties	(45,521)	(49,842)
Investment in joint ventures	(550,000)	(300,000)
Capital expenditures	(2,051,506)	(2,915,526)
Net cash (used in) provided by investing activities	(2,659,584)	(3,277,445)

Cash flows from financing activities:
Proceeds under (repayment of) lines-of-credit	1,409,141	2,231,473
Debt issuance cost expense	(982)	(103,116)
Cash received from sale of stock	2,582	—
Dividends paid	(296,385)	(247,407)
Proceeds under long-term debt	982,903	2,522,859
Repayment of long-term debt	(636,732)	(2,328,100)

Net cash (used in) provided by financing activities	1,460,527	2,075,709
Net (decrease) increase in cash	(68,939)	9,549

Cash and cash equivalents at beginning of period	108,086	14,244

Cash and cash equivalents at end of period	$ 39,147	$ 23,793

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$ 228,474	$ 230,223
Income taxes	$ 35,500	$ 48,000
Non-cash financing activities:
Dividends paid with shares	$ 31,433	$ 26,792
Number of shares issued for dividends	1,591	2,117

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholder’ Equity
Unaudited

					Accumulated
			Additional		Other
	Number of	Common	Paid in	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Income	Total

Balances at September 30, 2014	2,430,184	$ 24,302	$26,037,603	$2,921,478	$(2,398,197)	$26,585,186

Issuance of common stock	4,270	43	77,291	—	—	77,334
Dividends declared		—	—	(328,391)	—	(328,391)

Comprehensive income:
Change in unrealized gain on
securities available for sale, net of
income taxes		—	—	—	8,377	8,377
Minimum pension liability, net of
income taxes		—	—	—	(74,121)	(74,121)
Net income		—	—	568,365	—	568,365
Total comprehensive income						502,621
Balances at December 31, 2014	2,434,454	$24,345	$26,114,894	$3,161,452	$(2,463,941)	$26,836,750

See accompanying notes to consolidated financial statements

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 – Basis of Presentation

Corning Natural Gas Holding Corporation (“Holding Company”) was incorporated in New York in July 2013 to serve as a holding company for Corning Natural Gas Corporation (the “Company” or “Corning Gas”) and its dormant subsidiary Corning Natural Gas Appliance Corporation (“Appliance Company”). The Holding Company has 50% ownership interests in our joint ventures Leatherstocking Gas Company, LLC and Leatherstocking Pipeline Company, LLC.

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

The consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Holding Company’s latest annual report on Form 10-K for the fiscal year ended September 30, 2014. These interim consolidated financial statements have not been audited by a firm of certified public accountants.

Our significant accounting policies are described in the notes to the Consolidated Financial Statements in the Holding Company’s Form 10-K for the year ended September 30, 2014, filed on December 23, 2014. It is important to understand that the application of generally accepted accounting principles in the United States of America involves certain assumptions, judgments and estimates that affect reported amounts of assets, liabilities, revenues and expenses. Thus, the application of these principles can result in varying results from company to company.

Because our business is highly seasonal in nature, sales for each quarter of the year vary and are not comparable. Sales vary depending on seasonal variations in temperature, although the Company’s weather normalization and revenue decoupling clauses in our latest NYPSC rate order serve to stabilize net revenue, by insulating it, to a large extent, from the effects of unusual temperature variations and conservation.

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

Note 2 - Pension and Other Post-retirement Benefit Plans

Components of Net Periodic Benefit Cost:

	Three Months Ended December 31,
	Pension Benefits		Other Benefits
	2014	2013	2014	2013
Service Cost	$ 85,760	$ 77,819	$ 21,440	$ 19,455
Interest Cost	229,789	201,622	57,447	50,406

Expected return on plan assets	(256,891)	(231,590)	(64,223)	(57,898)
Amortization of prior service cost	2,352	2,687	588	672
Amortization of net (gain) loss	123,490	108,832	30,873	27,208
Net period benefit cost	$ 184,500	$ 159,370	$ 46,125	$ 39,843

For ratemaking and financial statement purposes, pension expense represents the amount approved by the NYPSC in the Gas Company’s most recently approved rate case. Pension expense (benefit) for ratemaking and financial statement purposes was approximately $242,500 for the quarters ended December 31, 2014 and 2013. The difference between the pension expense (benefit) for ratemaking and financial statement purposes, and the amount computed above has been deferred as regulatory assets and are not included in the prepaid pension cost noted above.

The NYPSC has allowed the Gas Company to recover incremental cost associated with other post-retirement benefits through rates on a current basis. Other post-retirement benefit expense (benefit) for ratemaking and financial statement purposes was approximately $18,466 for the quarters ended December 31, 2014 and 2013. The difference between the other post-retirement benefit expense (benefit) for ratemaking and financial statement purposes, and the amount computed above has been deferred as regulatory assets and are not included in the prepaid cost noted above.

Contributions

The Company expects to contribute $1.0 million to its Pension Plan and $68,000 to its other Post Retirement Benefit Plan in fiscal year 2015. A total of $254,675 has been paid to the Pension Plan for the first three months of this fiscal year.

Note 3 – Financing Activities

On July 3, 2014, the Gas Company entered into a Multiple Disbursement Term Note and Credit Agreement in the amount of $3,796,000 with M&T. As collateral, the Gas Company granted M&T a security interest in all fixed assets and equipment, contract rights, easements, right of ways, etc. of the Gas Company. From July 3, 2014 to November 29, 2014 (“Draw Period”), the Note was payable as interest only at the prime interest rate in effect at time of draw. On November 30, 2014 the Note converted to a permanent loan payable monthly for five years at an interest rate of 2.75 percentage points above the sum of the yield on United States Treasury Obligations to a constant maturity of five years plus the “ask” side of the five-year LIBOR swap. The monthly repayment amount will be calculated on a ten year amortization schedule. A final payment equal to the outstanding principal and interest will be due on the maturity date. The purpose of this Note is to fund construction projects in our New York Public Service Commission (“NYPSC”) mandated repair/replacement program for 2014. As of the loan conversion on November 30, 2014, the Gas Company had drawn $3,796,000 on this note, of which $943,451 was drawn during the quarter ended December 31, 2014. The interest rate for this loan is 4.39% with monthly payments of $39,257.

For our consolidated operations, we have an $8.5 million revolving line of credit with an interest rate calculated as the 30-day LIBOR plus 2.8%. The amount outstanding under this line on December 31, 2014 was approximately $6.0 million with an interest rate of 2.9577%. As security for the Company’s line of credit, Community Bank has a purchase money interest in all of our natural gas purchases utilizing funds advanced by Community Bank under the line-of-credit agreement and all proceeds of sale of the gas to customers and related accounts receivable. Under the terms of this line the Company is required to maintain a debt to tangible net worth ratio of less than 2.5 to 1 and a debt service coverage ratio of 1.1 to 1 as defined in the credit agreement. We rely heavily on our credit lines to finance the purchase of gas that we place in storage.

Note 4 - Fair Value of Financial Instruments

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

The Holding Company has determined the fair value of certain assets through application of FASB ASC 820 “Fair Value Measurements and Disclosures”.

Fair value of assets and liabilities measured on a recurring basis at December 31, 2014 and September 30, 2014 are as follows:

Fair Value Measurements at Reporting Date Using:

	Fair Value	Quoted Price in Active Market for Identical Asset/Liabilities (Level 1)	Level 2	Level 3
December 31, 2014
Available-for-sale securities	$ 2,363,985	$ 2,363,985	0	0

September 30, 2014 Available -for sale securites	$ 2,308,138	$2,308,138	0	0

A summary of the marketable securities at December 31, 2014 and September 30, 2014 is as follows:

	Cost Basis	Unrealized Gain	Unrealized Loss	Market Value
December 31, 2014
Cash and equivalents	$342,751	—	—	$342,751
Metlife stock value	51,185	—	—	51,185
Government and agency bonds	301,673	—	3,300	298,373
Corporate bonds	301,324	—	5,778	295,546
Mutual funds	56,515	—	3,884	52,631
Equity securities	1,104,391	219,108	—	1,323,499
Total securities	$ 2,157,839	$ 219,108	$ 12,962	$ 2,363,985

September 30, 2014
Cash and equivalents	$59,096	—	—	$59,096
Metlife stock value	51,185	—	—	51,185
Government and agency bonds	301,673	—	4,029	297,644
Corporate bonds	303,428	—	5,050	298,378
Mutual funds	56,515	—	449	56,066
Equity securities	1,342,789	202,980	—	1,545,769
Total securities	$ 2,114,686	$ 202,980	$ 9,528	$ 2,308,138

Realized gains and losses included in earnings for the periods reported in investment income as follows:

Investment Income
	Three Months Ended December 31,
	2014	2013

Total realized gains (losses) included in earnings	$29,297	$(6,400)

Financial assets and liabilities valued using level 1 inputs are based on unadjusted quoted market prices within active markets.

Note 5 – Common Stock and Dividends

For the fiscal quarter ended December 31, 2014 there were 4,270 shares issued for $2,582 of cash, $43,318 of services and $31,433 of DRIP (dividend reinvestment program). There were 2,567 shares issued to directors, 121 shares sold to Leatherstocking Gas, which used the shares to compensate its independent director, Carl Hayden, and 1,591 of DRIP shares to various investors.

Dividends are accrued when declared by the board of directors. At its regular meeting on December 19, 2014, the board of directors approved a quarterly dividend of $.135 a share. This dividend was paid on January 15, 2015 to shareholders of record on December 31, 2014.

As of November 12, 2013, the Holding Company registered 129,004 shares of common stock with a par value of $.01 per share for a dividend reinvestment program. During the quarter ended December 31, 2014, 1,591 shares have been issued under this program.

At a special meeting on December 2, 2013, the board of directors of the Gas Company approved the payment and transfer of a dividend of $1.5 million to the Holding Company for the quarter ended December 31, 2013, payable on the same day.

Note 6 – Leatherstocking Companies

The Holding Company has an equity method interest in Leatherstocking Gas, a joint venture with Mirabito Regulated Industries. This joint venture is currently moving forward on expansions to several areas in the northeast. The Holding Company and Mirabito Regulated Industries each own 50% of the joint venture and each appoints three managers to operate Leatherstocking Gas. The seventh manager is a neutral manager agreed to by the Holding Company and Mirabito Regulated Industries who is not an officer, director, or employee of either company, currently Carl T. Hayden. The current managers are Joseph P. Mirabito, John J. Mirabito and William Mirabito from Mirabito Regulated Industries; Matthew J. Cook, Michael I. German and Russell S. Miller from the Company; and Carl T. Hayden as the neutral manager. Michael I. German is the Chief Executive Officer and President of the Holding Company and is also a stockholder and current board member of the Holding Company. Joseph P. Mirabito and William Mirabito are stockholders and current board members of the Holding Company. Mirabito Holdings, Inc. an affiliate of the co-venturer, holds shares of the Holding Company. Leatherstocking Gas has received franchises from the Village and Town of Sidney, Village and Town of Bainbridge, Village and Town of Windsor, Village and Town of Unadilla, and Village and Town of Delhi in New York. In addition, Leatherstocking Gas has acquired sixteen franchises in Susquehanna and Bradford Counties, Pennsylvania. Leatherstocking Gas has met with potential customers and public officials, as well as attended public hearings, and believes there is interest in acquiring gas service. On July 25, 2013, Leatherstocking Gas signed a loan agreement with Five Star Bank for $1.5 million to finance the construction in Bridgewater, Pennsylvania. This agreement increased to $1.8 million before converting to a long-term note. Construction in the Township of Bridgewater began in July 2013 and Leatherstocking Gas began serving customers in October 2013. Construction of the Borough of Montrose system started in the spring of 2014 and construction started in the Township of Dimock in November 2014. On August 28, 2014, Leatherstocking Gas, as borrower, and Leatherstocking Pipeline as guarantor, entered into a loan agreement with Five Star Bank for up to $4 million over two years to finance the work and services required for the infrastructure costs and ongoing costs of underground piping construction projects in Montrose, Bridgewater and Dimock, Pennsylvania. This agreement requires equity investments from the Holding Company and Mirabito Regulated Industries for a total of 66% of all amounts borrowed. During the quarter ended December 31, 2014, $1,650,000 was borrowed and the Holding Company invested $550,000. As of December 31, 2014, Leatherstocking Gas has drawn $3.15 million on this loan. The Holding Company would be required to invest approximately $280,000 additionally to meet the loan requirements necessary to receive the balance on the agreement of $.85 million from the bank.

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

The following table represents the Holding Company’s investment activity in the Joint Ventures at December 31, 2014 and September 30, 2014:

	December 31, 2014	September 30, 2014
Beginning balance in investment in joint ventures	$ 1,280,757	$ 587,678
Investment in joint ventures during period	550,000	800,000
Income (loss) in joint ventures during period	(20,077)	(109,921)
Ending balance in joint ventures	$ 1,810,680	$ 1,280,757

At December 31, 2014, the Joint Ventures had combined assets of $9.9 million, combined liabilities of $6.2 million and combined net losses of $40,154.

Note 7 – Effective Tax Rate

Income tax expense for the quarters ended December 31 is as follows:

	2014	2013
Current	$—	$—
Deferred	358,177	329,576
Total	$ 358,177	$ 329,576

Actual income tax expense differs from the expected tax expense (computed by applying the federal corporate tax rate of 34% to income before income tax expense ) as follows:

	2014	2013
Expected federal tax expense	$ 315,024	$ 310,998
State tax expense (net of federal)	59,015	42,863
Other, net	(15,862)	(24,285)
Actual tax expense	$ 358,177	$ 329,576

Note 8 – Subsequent Events

At its regular meeting on January 20, 2015, the board of directors approved an increase in the quarterly dividend to $.145 a share.

On February 3, 2015, the Gas Company was notified that the federal return for the period ended September 30, 2011, will be examined. At this time, the Holding Company and Gas Company do not know of any material financial impact as a result of the audit.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Corning Natural Gas Holding Corporation (“Holding Company”) was incorporated in New York in July 2013 to serve as a holding company for Corning Natural Gas Corporation (the “Company” or “Corning Gas”) and its dormant subsidiary Corning Natural Gas Appliance Corporation (“Appliance Company”). The Holding Company has 50% ownership interests in our joint ventures Leatherstocking Gas Company, LLC and Leatherstocking Pipeline Company, LLC.

The Holding Company’s primary business, through its subsidiary Corning Gas is natural gas distribution. Corning Gas serves approximately 15,000 residential, commercial, industrial and municipal customers in the Corning, Hammondsport and Virgil, New York, areas and two other gas utilities which serve the Elmira and Bath, New York, areas. It is franchised to supply gas service in all of the political subdivisions in which we operate. It also transports and compresses gas for a gas producer from its gathering network into an interstate pipeline. It is under the jurisdiction of the New York Public Service Commission (“NYPSC”) which oversees and sets rates for New York gas distribution companies. In addition, the Gas Company has contracts with Corning Incorporated and Woodhull Municipal Gas Company, a small local utility, to provide maintenance service on their gas lines. Additionally Leatherstocking Gas distributes gas in Susquehanna County, Pennsylvania and Leatherstocking Pipeline, an unregulated company, serves one customer in Lawton, Pennsylvania.

The market for natural gas in our traditional service territory is relatively saturated with limited growth potential. However, growth opportunities do exist in extending our mains to areas adjacent or reasonably close to areas we currently serve. In addition, the Company continues to see expansion opportunities in the commercial and industrial markets. Some of our largest customers added additional facilities in our service area that is increasing our revenue and margins. We believe that our most promising growth opportunity for both revenues and margins is increasing connection with local gas production sources. We completed a new pipeline to Marcellus Shale gas in Pennsylvania in 2009 and that pipeline is significantly increasing throughput and margins on our system. In 2010 we upgraded portions of Line 4 which runs from Caton to the Bradley Station in Elmira and NYSEG, Line 7 which runs from Caton to the Compressor Station and Line 13, which runs from Stateline Station at the New York/Pennsylvania border to Line 4, to increase our capacity to transport local production gas. We have completed a compressor station that is working in conjunction with our pipeline upgrades to transport gas on our system and into the interstate pipeline system. In addition, the Holding Company has interests in two joint ventures, Leatherstocking Gas and Leatherstocking Pipeline, to pipe gas to areas of the northeast currently without gas service.

We continue to focus on improving the efficiency of our operations and making capital investments to improve our infrastructure. Our infrastructure improvement program has concentrated on the replacement of older distribution mains and customer service lines. In fiscal 2014 we exceeded our goals and replaced 8.2 miles of pipe and 411 services. We have begun work on the systematic replacement of 7.5 miles of bare steel pipe and 350 bare steel services for fiscal 2015. We have constructed approximately 5 miles of new pipe to interconnect Line 15 with Inergy Storage in the Town of Bath. Line 15 is the high pressure distribution main that provides gas supply to the Villages of Bath and Hammondsport and the Towns of Urbana and Bath, New York. Additionally the Company accomplished its goal of ending the calendar year with 10 or fewer repairable leaks.

We believe our key performance indicators are net income, stockholders’ equity and the safety of our system. For the three months ended December 31, 2014, net income increased by $24,120 compared to the same period in 2013 mainly due to the rate increase being offset by warmer weather. Because the Holding Company’s principal operations are conducted through Corning Gas, a regulated utility company, stockholders’ equity is an important performance indicator. The NYPSC allows us to earn a just and reasonable return on stockholders’ equity as determined under applicable regulations. We believe this does not have a significant effect on our liquidity because even with our rate of return limited, we have sufficient cash collected from our earnings to support operations. Stockholders’ equity is, therefore, a precursor of future earnings potential. For the twelve months ended December 31, 2014, stockholders’ equity increased from $23,682,133 to $26,836,750. We plan to continue our focus on building stockholders’ equity. Safety and efficiency indicators include leak repair, main and service replacements and customer service metrics. In fiscal year 2015 to date, we have spent $2.1 million on reliability projects and safety-related infrastructure improvements. For the first three months of fiscal 2015 we repaired 78 leaks, replaced 239 bare steel services and replaced 25,667 feet of bare steel main.

Key Performance Indicators:
	2014	2013
Net Income	$ 568,365	$ 544,245
Shareholders' equity	$ 26,836,750	$ 23,682,133
Shareholders’ equity per weighted average share	$ 11.03	$ 10.46

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

Utility operating revenues decreased $365,672 in the three months ended December 31, 2014 compared to the same period last year mainly due to warmer weather and less favorable regulatory amortizations. Local production revenues declined because part of our monthly volumetric charge is now being recognized as a deferral due to customers per the last rate case. The NYPSC is allowing the Company recovery in revenues to offset our costs of building certain projects. As of fiscal year 2011, we are recognizing the revenue and also increasing the accumulated depreciation and depreciation expense for those recoveries. In November 2013, the compressor station and related assets were fully depreciated. As a result, 80% of certain payments from producers are no longer recognized as revenue earned which is consistent with public utility accounting. Other utility revenue decreased $118,271 for this fiscal year to date compared to last year mainly because of the Revenue Decoupling Mechanism (“RDM”) monthly reconciliation due to new regulatory targets in the rate year beginning May 1, 2014.

The following table summarizes our utility operating revenue:

	Three months ended December 31,
	2014	2013
Retail revenue:
Residential	$3,340,843	$3,342,493
Commercial	476,143	542,802
Transportation	1,097,235	1,089,651
Total retail revenue	4,914,221	4,974,946

Wholesale	624,279	739,898
Local production	200,817	271,874
Other utility revenues	127,018	245,289
Total revenue	$ 5,866,335	$ 6,232,007

The following tables further summarize other income on the operating revenue table:

	Three months ended December 31,
	2014	2013
Other utility revenues:
Customer discounts forfeited	$20,680	$17,765
Reconnect fees	2,836	2,120
Other gas revenues (see below)	101,810	222,801
Surcharges	1,692	2,603
Total other utility revenues	$ 127,018	$ 245,289

	Three months ended December 31,
	2014	2013
Other gas revenues:
DRA carrying costs	$2,143	$1,992
Contract customer reconciliation	130,467	159,847
Monthly RDM amortizations	(158,362)	(1,947)
Local production revenues	23,495	—
Annual RDM reconciliation	104,067	62,909
	$ 101,810	$ 222,801

Gas purchases are our largest expense. Purchased gas expense decreased $301,310 for the three months ended December 31, 2014 compared to the same periods last year due primarily to lower volumes purchased for the period.

Margin (the excess of utility operating revenues over the cost of natural gas purchased) percentage increased 2.9% for the three months ended December 31, 2014 compared to the same periods last year primarily because of the rate increase.

	Three Months Ended December 31,
	2014	2013

Utility operating revenues	$ 5,866,335	$ 6,232,007
Natural gas purchased	1,935,910	2,237,220
Margin	$ 3,930,425	$ 3,994,787
Margin %	67.00%	64.10%

Operating and Interest Expenses

Operating and maintenance expense increased $199,415 in the first quarter of fiscal 2015 compared to the same quarter of fiscal 2014 mainly because of the addition of new employees, there was an additional payroll of approximately $100,000. The timing of payment of stock issued to directors for services of $43,318 in this quarter also contributed to the increase. Both costs are in the first quarter of fiscal 2015 and not present in the same period of 2014. There were also increased insurance costs of $53,583. Depreciation expense decreased by $72,645 in this quarter compared to the same period in 2013 because in November 2013, the compressor station and related assets were fully depreciated. As a result, 80% of certain payments from producers are no longer recognized as depreciation expense because the Company was recording depreciation in the amount of revenue earned which is consistent with public utility accounting. Other deductions, net decreased $226,070 in this quarter compared to last quarter due to $228,002 of organizational costs for the Holding Company start-up recognized in the first quarter of fiscal 2014. This was a one-time cost. Interest expense showed a decrease of $3,634 for the quarter from fiscal 2015 to 2014 due to loan consolidations at better interest rates offset by increased borrowings.

Net Income

Net income increased $24,120 for the quarter ended December 31, 2014 compared to the same period in 2013 due primarily to the rate increase, higher investment income and lower total costs and expenses offset by firm volumes that were 233,080 MCF’s lower than the prior period.

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

Capital expenditures are the principal use of internally generated cash flow. As part of our 2012 rate order by the NYPSC, we have estimated capital expenditures to upgrade our distribution system of approximately $4.0 million in each calendar year from 2015 to 2017. Cash flows from operations are more than sufficient to cover our operating needs, however to fund capital expenditures we will draw both on operating cash and new debt and/or equity. In fiscal year 2015 to date, we have spent approximately $2.1 million on projects and safety-related infrastructure improvements. This, in conjunction with our growth projects, creates liquidity pressure on the Company. We anticipate that our aggressive capital construction program will continue to require the Company to raise new debt and/or equity.

Cash flows from financing activities consist of repayment of long-term debt, new long-term borrowing, borrowings and repayments under our lines-of-credit and equity issuances. For our consolidated operations, we have an $8.5 million revolving line of credit with an interest rate calculated as the 30-day LIBOR plus 2.8%. The amount outstanding under this line on December 31, 2014 was approximately $6.0 million with an interest rate of 2.9577%. As security for the Company’s line of credit, Community Bank has a purchase money security interest in all of our natural gas purchases utilizing funds advanced by Community Bank under the line-of-credit agreement and all proceeds of sale of the gas to customers and related accounts receivable. Under the terms of this line the Company is required to maintain a debt to tangible net worth ratio of less than 2.5 to 1 and a debt service coverage ratio of 1.1 to 1 as defined in the credit agreement. We rely heavily on our credit lines to finance the purchase of gas that we place in storage.

We have approximately $17.6 million in long term debt outstanding including current year installments as of December 31, 2014. We repaid $636,732 in the first three months of fiscal 2015 consistent with the requirements of our debt instruments and refinancing activities.

The Company is in compliance with all of our loan covenants as of December 31, 2014.

During this quarter, we mainly withdrew gas from storage and as of December 31, 2014, had a balance of $1.7 million worth of gas in storage. During the next quarter, we will also be withdrawing gas from storage. We believe we will have sufficient gas to supply our customers for the winter season.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Regulatory Matters

The Holding Company’s primary business, through its subsidiary Corning Gas is regulated by the NYPSC among other agencies.

On November 17, 2010, Bath Electric Gas & Water Systems (BEGWS), a natural gas customer of the Company, filed a petition with the NYPSC in Case 10-G-0598 that claimed BEGWS was overbilled for gas by the Company. BEGWS asserted that the Company's meters registered 2.94% more gas than was actually delivered to BEGWS from 2004 through 2010. Based on its calculations, BEGWS requested that the NYPSC order the Company to refund approximately $1.2 million for overcharges and interest. The Company conducted a comprehensive review of the BEGWS claim. The Company believes that its meters and the resulting bills have been accurate. On January 26, 2011, the Company responded that its preliminary review of its billing data and gas cost reconciliation to the NYPSC shows that the Company has already credited BEGWS the amount in the claim. In testimony filed by its consultants on July 8, 2011, BEGWS acknowledged receipt of the amount in the claim but raised new claims not in the original petition. BEGWS now asserts that the Company owes it a refund of $345,747. The Company contested the testimony filed on July 8, 2011. Over a period of approximately the last three years, BEGWS and the Company met on several occasions in an effort to resolve their differences. On November 26, 2014, the Company and BEGWS filed a Memorandum of Understanding (“MOU”) with the NYPSC to settle the dispute. BEGWS agreed to drop its claims against the Company and the Company agreed to make certain capital expenditures totaling approximately $250,000 to improve the reliability of service to BEGWS and the Company’s Hammondsport customers. The NYPSC has not yet issued a decision.

On May 24, 2011, the Company filed Case 11-G-0280, a base rate case that requested an increase in revenues of $1,429,281 (or 6.63% on an overall bill rate basis) in the 12 months ending April 30, 2013, (the Rate Year) and by the same dollar amount in the two succeeding 12-month periods (ending April 30, 2014, and April 30, 2015). On January 13, 2012 the Company, the Staff of the NYPSC and other intervenor parties filed a Joint Proposal (the “Proposal”) with the NYPSC to resolve all issues in the rate case. The Proposal provided for revenue increases to the Company’s rates in the first year (May 1, 2012 to April 30, 2013) of $944,310; in year two (May 1, 2013 to April 30, 2014) of $899,674; and in year three (May 1, 2014 to April 30, 2015) of $323,591. The Proposal also provided the Company the opportunity to earn $545,284 from local production before sharing, a 118% increase from the $250,000 allowed previously. The Proposal also provided for property tax reconciliation, treatment of future local production investment, cost allocations to the Company’s new Leatherstocking operations, consolidation of the three divisional rate tariffs into a single rate tariff and recovery of forecasted capital and operation and maintenance costs for the period May 1, 2012 to April 30, 2015. The rates are based on a 9.5% return on equity. The cumulative potential revenue increases over the three years total $4,955,869. On April 20, 2012 the NYPSC issued a final order in the case accepting the Proposal, with rates effective May 1, 2012. In the order the NYPSC directed the Company and the other parties to the case, including Staff, to collaborate on a code of conduct for the Company and its affiliates. This code of conduct was used until a more comprehensive code of conduct was established in conjunction with the establishment of a holding company structure for the Company and its affiliates, as requested in Case 12-G-0141 discussed below. On October 18, 2012, the NYPSC issued an order adopting affiliate standards that included certain restrictions, among them a prohibition on the sharing of distribution company employees other than specified officers with Company affiliates. Pursuant to that order, these standards remained in place until they were modified when the NYPSC issued an order on the Company’s request to establish a holding company structure (Case 12-G-0141). The second year rate increase of $899,674 provided for in Case 11-G-0280 became effective on May 1, 2013. On August 28, 2013, the Company filed the excess earning, net plant, property tax and large customer reconciliations required by the Joint Proposal for the first rate year (the twelve months ended April 30, 2013). The earned equity return for ratemaking purposes in the first rate year is 9.71%, below the sharing threshold of 10.25%. The net plant over-collection for the first rate year is $108,017. The amount due customers will be determined at the end of the third rate year (twelve months ended April 30, 2015). The property tax under-collection for the same period amounted to $284,504. The Company estimates that the under-collection at the end of the third rate year would be a minimum of $853,512. In order to minimize the effect on customers at the conclusion of the three year agreement, on October 4, 2013, the Company requested that it be permitted recovery of the annual property tax under collection via the Delivery Rate Adjustment (“DRA”) commencing January 1, 2014. The large customer reconciliation showed an under-collection of $471,072. This amount is sufficiently large that the Company requested that 1/3 of the under- collection be recovered via the DRA starting January 1, 2014 to avoid “rate shock” at the conclusion of the current three-year rate agreement. On December 19, 2013, the NYPSC, in Case 13-G-0465, authorized the Company to recover, through the DRA, $441,528 to offset both the property tax deferral (by $284,504) and the large customer deferral (by $157,024) beginning January 1, 2014 for calendar year 2014. We have billed $244,684 for the property tax deferral and $135,047 for the large customer deferral through September 30, 2014. The third year rate increase of $323,591 provided for in Case 11-G-0280 became effective May 1, 2014. On June 16, 2014 the Company filed the property tax and large customer reconciliations required by the Joint Proposal for the second rate year (the twelve months ended April 30, 2014). The property tax under-collection for the period was $449,692. The large customer reconciliation showed an under-collection of $495,251. The Company in its filing requested recovery of these under-collections via the DRA commencing January 1, 2015. On December 12, 2014, in Case 13-G-0465, the NYPSC approved the recovery of $809,299 for the large customer deferral for rate year two and the balance of rate year one under-collection not previously approved. The amounts that were approved will reduce the under-collection and thus help to reduce the potential for a sudden and large rate increase in the future. The NYPSC, in the December 12, 2014 order, stated that it had not completed its consideration of the property tax issues and that it would address these issues at a later date. On January 8, 2015, the Company filed with the NYPSC a notice of impending settlement negotiations in Case 11-G-0280, identifying the issues expected to be addressed in those negotiations, principally a possible extension of the Proposal, and noting the measures necessary to effect such an extension. The list of provisions to be addressed included, but was not limited to, continued pipe replacement, property taxes, safety and reliability measures, and excess earnings. Settlement negotiations have commenced; but, under NYPSC rules, their content is confidential. To the extent that the negotiations do not produce an extension proposal or the NYPSC fails to approve any such extension proposal, unresolved issues could be addressed in a future rate filing by the Company.

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

On February 8, 2012, the Company filed a petition in Case 12-G-0049 requesting authorization to issue $12,650,000 in debt and $12,650,000 equity to support the utility infrastructure and growth programs ($20,950,000), Leatherstocking ($1,800,000) and non-utility investments ($2,500,000). As a result of discussions with the NYPSC Staff, the Company requested that the petition be bifurcated and that the NYPSC immediately review and approve that portion of the petition’s funding request pertaining to the Company’s gas distribution system. On May 17, 2012, the NYPSC acted on the petition. The Company was authorized to issue long-term debt up to $9,000,000 and authorized to issue common stock, convertible preferred stock and stock warrants up to $9,000,000, no later than December 31, 2016. As of December 31, 2014, the Company had issued new long-term debt of $8,575,223.

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

On March 24, 2014 Leatherstocking Gas, filed a petition with the Pennsylvania Public Utility Commission (the “PAPUC”) requesting authorization to issue a commercial promissory note in the amount of $4,000,000. On May 22, 2014 the PAPUC issued an order in Docket No. S-2014-2412743 approving the petition.

Critical Accounting Policies

Our significant accounting policies are described in the notes to the Consolidated Financial Statements in the Company’s Form 10-K for the year ended September 30, 2014, filed on December 23, 2014. It is important to understand that the application of generally accepted accounting principles involves certain assumptions, judgments and estimates that affect reported amounts of assets, liabilities, revenues and expenses. Thus, the application of these principles can produce varying results from company to company. The most significant principles that impact us are discussed below.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains statements which, to the extent they are not recitations of historical facts, constitute "forward-looking statements" within the meaning of the Securities Litigation Reform Act of 1995 (Reform Act). The words "estimate", "project", "anticipate", "expect", "intend", "believe", "could" and similar expressions are intended to identify forward-looking statements. All such forward-looking statements are intended to be subject to the safe harbor protection provided by the Reform Act. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be achieved. As forward looking statements, these statements involve risks, uncertainties and other factors that could cause actual results to differ materially from the expected results. Accordingly, actual results may differ materially from those expressed in any forward looking statements. Factors that could cause results to differ materially from our management's expectations include, but are not limited to, those listed under Item 1A - "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended September 30, 2013, in addition to:

*	the effect of any interruption in our supply of natural gas or a substantial increase in the price of natural gas,

*	our ability to successfully negotiate new supply agreements for natural gas as they expire, on terms favorable to us, or at all,

*	the effect on our operations of any action by the NYPSC or PAPUC,

*	the effect of any litigation,

*	the effect on our operations of unexpected changes in any other applicable legal or regulatory requirements,

*	the amount of natural gas produced and directed through our pipeline by producers,
*	our ability to obtain additional equity or debt financing to fund our capital expenditure plans and for general corporate purposes,

*	our successful completion of various capital projects and the use of pipelines, compressor stations and storage by customers and counterparties at levels consistent with our expectations,

*	our ability to retain the services of our senior executives and other key employees,

*	our vulnerability to adverse general economic and industry conditions generally and particularly the effect of those conditions on our major customers,

*	the effect of any leaks in our transportation and delivery pipelines, and

*	competition to our gas transportation business from other pipelines.

Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update any forward-looking statement in light of new information or future events.

Item 4 - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2014, the Holding Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Holding Company’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon the Holding Company’s evaluation, the Holding Company’s principal executive officer and principal financial officer each concluded that the Holding Company’s disclosure controls and procedures are effective as of December 31, 2014.

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

PART II.

OTHER INFORMATION

Item 1. Legal Proceedings.

The Company has lawsuits pending of the type incurred in the normal course of business and the Holding Company and the Company believes that any potential losses should be covered by insurance and will not have a material adverse impact on the Holding Company, the Company or their operations or financial condition.

Item 1A. Risk Factors.

Please refer to risk factors listed under Item 1A – “Risk Factors” of the Holding Company’s Form 10-K for the fiscal year ended September 30, 2014, for disclosure relating to certain risk factors applicable to the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information.

None

Item 6. Exhibits.

31.1**	Certification of the Chief Executive Officer and President pursuant to 17 CFR Section 240.13a-14

31.2**	Certification of the Chief Financial Officer and Treasurer pursuant to 17 CFR Section 240.13a-14

32.1***	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101***	The following materials from the Corning Natural Gas Holding Corporation Quarterly Report on Form 10-Q for the period ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language):

(i) the Consolidated Balance Sheets at December 31, 2014 and September 30, 2014,
(ii) the Consolidated Statements of Income and Comprehensive Income for the three months ended December 31, 2014 and December 31, 2013,
(iii) the Consolidated Statements of Cash Flows for the three months ended December 31, 2014 and December 31, 2013, and
(iv) related notes to the Condensed Consolidated Financial Statements.

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

CORNING NATURAL GAS HOLDING CORPORATION

Date: February 17, 2015	By: /s/ Michael I. German Michael I. German, Chief Executive Officer and President (Principal Executive Officer)

Date: February 17, 2015	By: /s/ Firouzeh Sarhangi Firouzeh Sarhangi, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

