Form 10-Q
period 2015-03-15
Corning Natural Gas Holding Corp
filed 2015-05-15
CIK 1582244

2280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☐ Smaller Reporting Company ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding as of May 15, 2015
Common Stock, $.01 par value	2,440,668

PART I. FINANCIAL INFORMATION	Page

Item 1.	Financial Statements (Unaudited )	3
Item 2.	I Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 4.	Controls and Procedures	22

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	22
Item 1A.	Risk Factors	22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3.	Defaults upon Senior Securities	22
Item 4.	Mine Safety Disclosures	22
Item 5.	Other Information	22
Item 6	Exhibits	22
SIGNATURES		23

Corning Natural Gas Holding Corporation (“Holding Company”) is a successor issuer to Corning Natural Gas Corporation (“Gas Company”) as of November 12, 2013 as a result of a share-for-share exchange, creating a holding company structure. As of November 12, 2013, the Gas Company became a wholly-owned subsidiary of Holding Company.

As used in this Form 10-Q, the terms “Gas Company,” “Corning Gas,” “we,” “us,” and “our” mean Corning Natural Gas Corporation, unless the context clearly indicates otherwise. Except as otherwise stated, the information contained in this Form 10-Q is as of March 31, 2015.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

Assets	March 31, 2015	September 30, 2014
	(Unaudited)
Plant:
Utility property, plant and equipment	$ 71,953,435	$ 68,687,509
Less: accumulated depreciation	(20,427,287)	(19,578,820)
Total plant utility and non-utility, net	51,526,148	49,108,689

Investments:
Marketable securities available-for-sale at fair value	2,233,366	2,308,138
Investment in joint ventures	2,002,062	1,280,757
Total Investments	4,235,428	3,588,895

Current assets:
Cash and cash equivalents	51,105	108,086
Customer accounts receivable, (net of allowance for
uncollectible accounts of $33,231 and $42,540, respectively)	3,567,733	1,788,447
Related party receivables	486,772	446,154
Gas stored underground, at average cost	513,605	2,291,665
Materials and supplies inventory	900,219	937,459
Prepaid expenses	1,454,572	982,198
Total current assets	6,974,006	6,554,009

Regulatory and other assets:
Regulatory assets:
Unrecovered gas costs	—	110,372
Deferred regulatory costs	2,252,868	2,653,778
Debt issuance cost (net of accumulated
amortization of $643,174 and $595,637, respectively)	266,737	313,292
Other	192,087	193,026
Total regulatory and other assets	2,711,692	3,270,468

Total assets	$ 65,447,274	$ 62,522,061

See accompanying notes to consolidated financial statements.

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

Liabilities and capitalization:	March 31, 2015	September 30, 2014
	(Unaudited)

Long-term debt, less current installments	$ 14,031,682	$ 14,571,746

Current liabilities:
Current portion of long-term debt	2,877,862	2,697,140
Borrowings under lines-of-credit	5,106,873	4,614,541
Accounts payable	2,161,090	1,903,594
Accrued expenses	447,656	534,059
Customer deposits	764,368	976,734
Over recovered gas costs	24,752	—
Dividends declared	353,363	327,819
Deferred income taxes	91,902	215,757
Total current liabilities	11,827,866	11,269,644

Other liabilities:
Deferred income taxes	2,603,286	1,223,875
Deferred compensation	1,595,197	1,666,415
Deferred pension costs & post-retirement benefits	6,343,917	6,091,540
Other	910,848	1,113,655
Total deferred credits and other liabilities	11,453,248	10,095,485

Commitments and contingencies (Note 3- Financing Activities)	—	—

Common stockholders' equity:
Common stock (common stock $.01 par
value per share. Authorized 3,500,000 shares;
issued and outstanding 2,438,884 shares at
March 31, 2015 and 2,430,184 at September 30, 2014)	24,389	24,302
Additional paid-in capital	26,190,242	26,037,603
Retained earnings	4,498,726	2,921,478
Accumulated other comprehensive loss	(2,578,879)	(2,398,197)
Total common stockholders' equity	28,134,478	26,585,186

Total liabilities and capitalization	$ 65,447,274	$ 62,522,061

See accompanying notes to consolidated financial statements.

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES

Consolidated statements of Income and Comprehensive Income

Unaudited

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014

Utility operating revenues	$ 9,664,184	$ 10,915,010	$ 15,530,520	$ 17,147,017
Natural gas purchased	3,722,461	5,200,980	5,658,372	7,438,200
Gross margin	5,941,723	5,714,030	9,872,148	9,708,817

Cost and expense
Operating and maintenance expense	2,021,189	1,986,069	3,875,736	3,641,202
Taxes other than income taxes	538,117	545,733	1,036,117	1,014,494
Depreciation	432,997	376,332	820,189	836,168
Other deductions, net	89,467	102,326	149,319	388,249
Total costs and expenses	3,081,770	3,010,460	5,881,361	5,880,113

Operating income	2,859,953	2,703,570	3,990,787	3,828,704

Other income and (expense)
Interest expense	(234,002)	(214,335)	(461,999)	(445,966)
Other expense	(15,127)	(8,957)	(36,666)	(17,727)
Other income	—	17,196	10,000	15,902
Investment income	73,837	11,862	117,021	19,419
Income (loss) from joint ventures	11,382	(845)	(8,695)	(30,158)
Rental income	12,138	12,138	24,276	24,276

Net income from operations, before income tax	2,708,181	2,520,629	3,634,724	3,394,450

Income tax (expense), current	—	—	—	—
Income tax benefit (expense), deferred	(1,017,545)	(889,099)	(1,375,722)	(1,218,675)
Total tax (expense)	(1,017,545)	(889,099)	(1,375,722)	(1,218,675)

Net income	1,690,636	1,631,530	2,259,002	2,175,775

Other comprehensive (loss)
Pension adjustment, net of tax of $51,721, $45,723,
$103,442 and $91,446, respectively	(74,121)	(65,796)	(148,242)	(131,592)
Net unrealized gain (loss) on securities available for sale,
net of tax of $21,027, $11,621, $16,711 and $45,446, respectively	(40,817)	22,558	(32,440)	82,015
Total other comprehensive (loss)	(114,938)	(43,238)	(180,682)	(49,577)

Total comprehensive income	$ 1,575,698	$ 1,588,292	$ 2,078,320	$ 2,126,198

Weighted average earnings per share-
basic:	$ 0.69	$ 0.72	$ 0.93	$ 0.96
diluted:	$ 0.69	$ 0.72	$ 0.93	$ 0.96

Average shares outstanding - basic	2,437,933	2,271,252	2,435,743	2,268,012
Average shares outstanding - diluted	2,442,773	2,281,027	2,441,092	2,271,643

See accompanying notes to consolidated financial statements.

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Unaudited

	Six Months ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$ 2,259,002	$ 2,175,775
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	820,189	836,168
Amortization of debt issuance cost	47,537	81,992
Non-cash pension expense	501,186	501,204
Regulatory asset amortization	109,521	139,572
Stock issued for services	84,662	51,812
Loss (gain) on sale of marketable securities	(92,898)	8,519
Deferred income taxes	1,375,722	1,218,675
Bad debt expense	64,684	92,106
Loss on joint ventures	8,695	30,158

Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(1,843,970)	(3,253,419)
Gas stored underground	1,778,060	2,057,806
Materials and supplies inventories	37,240	422,780
Prepaid expenses	(472,374)	(473,516)
Over recovered gas costs	135,124	233,236
Deferred regulatory costs	291,389	75,822
Other	939	(507)
Increase (decrease) in:
Accounts payable	257,496	12,376
Accrued expenses	(86,403)	(112,876)
Customer deposits and accrued interest	(212,366)	(428,746)
Deferred compensation	(71,218)	(68,976)
Deferred pension costs & post-retirement benefits	(504,675)	(474,904)
Other liabilities and deferred credits	(202,650)	117,572
Net cash provided by operating activities	4,284,892	3,242,629

Cash flows from investing activities:
Purchase of securities available-for-sale	(568,076)	(132,626)
Sale of securities available-for-sale	690,611	232,358
Amount owed (paid) to related parties	(40,618)	53,320
Investment in joint ventures	(730,000)	(550,000)
Capital expenditures	(3,237,648)	(3,845,832)
Net cash (used in) investing activities	(3,885,731)	(4,242,780)

Cash flows from financing activities:
Proceeds under lines-of-credit	492,332	2,057,479
Debt issuance expense	(982)	(146,042)
Cash received from sale of stock	4,862	3,310
Dividends paid	(593,012)	(503,474)
Proceeds under long-term debt	982,903	2,522,859
Repayment of long-term debt	(1,342,245)	(2,905,454)

	(456,142)	1,028,678
Net (decrease) increase in cash	(56,981)	28,527

Cash and cash equivalents at beginning of period	108,086	14,244

Cash and cash equivalents at end of period	$ 51,105	$ 42,771

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$ 462,697	$ 445,075
Income taxes	$ 108,516	$ 122,348
Non-cash financing activities:
Dividends paid with shares	$ 63,202	$ 61,979
Number of shares paid with dividends	3,282	3,711

See accompanying notes to consolidated financial statements

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
Unaudited

					Accumulated
			Additional		Other
	Number of	Common	Paid in	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Income	Total

Balances at September 30, 2014	2,430,184	$24,302	$26,037,603	$2,921,478	$(2,398,197)	$26,585,186

Issuance of common stock	8,700	87	152,639	—	—	152,726
Dividends declared			—	(681,754)		(681,754)

Comprehensive income:
Change in unrealized gain on
securities available for sale, net of
income taxes		—	—	—	(32,440)	(32,440)
Minimum pension liability, net of
income taxes		—	—	—	(148,242)	(148,242)
Net income		—	—	2,259,002	—	2,259,002
Total comprehensive income						2,078,320
Balances at March 31, 2015	2,438,884	$24,389	$26,190,242	$4,498,726	$(2,578,879)	$28,134,478

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 – Basis of Presentation

Corning Natural Gas Holding Corporation (“Holding Company”) was incorporated in New York in July 2013 to serve as a holding company for Corning Natural Gas Corporation (the “Gas Company” or “Corning Gas”) and its dormant subsidiary Corning Natural Gas Appliance Corporation (“Appliance Company”). The Holding Company has 50% ownership interests in our joint ventures Leatherstocking Gas Company, LLC and Leatherstocking Pipeline Company, LLC.

The information furnished herewith reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC rules and regulations, although the Holding Company believes the disclosures which are made are adequate to make the information presented not misleading.

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

Because our business is highly seasonal in nature, sales for each quarter of the year vary and are not comparable. Sales vary depending on seasonal variations in temperature, although the Gas Company’s weather normalization and revenue decoupling clauses in our latest New York Public Service Commission (“NYPSC”) rate order serve to stabilize net revenue, by insulating it, to a large extent, from the effects of unusual temperature variations and conservation.

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

In April 2015, the FASB issued new accounting guidance on the presentation of debt issuance costs. The new guidance requires that debt issuance costs related to a note be presented as a direct deduction from that note. This guidance is effective for financial statements issued for fiscal years beginning after December 31, 2015 and interim periods within those fiscal years. We do not believe this guidance will have a material effect on our consolidated financial statements when adopted.

Note 2 - Pension and Other Post-retirement Benefit Plans

Components of Net Periodic Benefit Cost:

Pension Benefits
	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Service Cost	$ 85,760	$ 77,819	$ 171,520	$ 155,637
Interest Cost	229,789	201,622	459,578	403,245
Expected return on plan assets	(256,891)	(231,590)	(513,783)	(463,181)
Amortization of prior service cost	2,352	2,687	4,703	5,375
Amortization of net (gain) loss	123,490	108,832	246,979	217,664
	$184,500	$159,370	$368,997	$318,739

Other Benefits
	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Service Cost	$ 5,245	$ 4,024	$ 10,490	$ 8,048
	12,168	13,171	24,337	26,341
Expected return on plan assets	—	—	—	—
Amortization of prior service cost	887	887	1,774	1,774
Amortization of net (gain) loss	(1,975)	(5,994)	(3,951)	(11,989)
Net period benefit cost	$ 16,325	$ 12,087	$ 32,650	$ 24,174

For ratemaking and financial statement purposes, pension expense represents the amount approved by the NYPSC in the Gas Company’s most recently approved rate case. Pension expense (benefit) for ratemaking and financial statement purposes was approximately $485,000 for the six months ended March 31, 2015 and 2014. The difference between the pension expense (benefit) for ratemaking and financial statement purposes, and the amount computed above has been deferred as regulatory assets and is not included in the prepaid pension cost noted above.

The NYPSC has allowed the Gas Company to recover incremental cost associated with other post-retirement benefits through rates on a current basis. Other post-retirement benefit expense (benefit) for ratemaking and financial statement purposes was approximately $36,931 for the six months ended March 31, 2015 and 2014. The difference between the other post-retirement benefit expense (benefit) for ratemaking and financial statement purposes, and the amount computed above has been deferred as regulatory assets and is not included in the prepaid cost noted above.

Contributions

The Gas Company expects to contribute $1.0 million to its Pension Plan and $68,000 to its other Post Retirement Benefit Plan in fiscal year 2015. A total of $504,675 has been paid to the Pension Plan for the first six months of this fiscal year.

Note 3 – Financing Activities

On July 3, 2014, the Gas Company entered into a Multiple Disbursement Term Note and Credit Agreement in the amount of $3,796,000 with M&T. As collateral, the Gas Company granted M&T a security interest in all fixed assets and equipment, contract rights, easements, rights of way, etc. of the Gas Company. From July 3, 2014 to November 29, 2014 (“Draw Period”), the Note was payable as interest only at the prime interest rate in effect at time of draw. On November 30, 2014 the Note converted to a permanent loan payable monthly for five years at an interest rate of 2.75 percentage points above the sum of the yield on United States Treasury Obligations to a constant maturity of five years plus the “ask” side of the five-year LIBOR swap. The monthly repayment amount is calculated on a ten year amortization schedule. A final payment equal to the outstanding principal and interest will be due on the maturity date. This Note funded construction projects in our NYPSC mandated repair/replacement program for 2014. As of the loan conversion on November 30, 2014, the Gas Company had drawn the total amount of the note, with $943,451 drawn during the quarter ended December 31, 2014. The interest rate for this loan is 4.39% with monthly payments of $39,257.

For our consolidated operations, we have an $8.5 million revolving line of credit with an interest rate calculated as the 30-day LIBOR plus 2.8%. The amount outstanding under this line on March 31, 2015 was approximately $5.1 million with an interest rate of 2.9695%. As security for the Gas Company’s line of credit, Community Bank has a purchase money interest in all of our natural gas purchases utilizing funds advanced by Community Bank under the line-of-credit agreement and all proceeds of sale of the gas to customers and related accounts receivable. Under the terms of this line the Gas Company is required to maintain a debt to tangible net worth ratio of less than 2.5 to 1 and a debt service coverage ratio of 1.1 to 1 as defined in the credit agreement. We rely heavily on our credit lines to finance the purchase of gas that we place in storage.

Note 4 - Fair Value of Financial Instruments

The Holding Company has determined the fair value of debt and other financial instruments using a valuation hierarchy. The hierarchy, which prioritizes the inputs used in measuring fair value, consists of three levels. Level 1 uses observable inputs such as quoted prices in active markets; Level 2 uses inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, which is defined as unobservable inputs in which little or no market data exists, requires the Holding Company to develop its own assumptions. The carrying amount of debt on the Consolidated Balance Sheets approximates fair value as a result of instruments bearing interest rates that approximate current market rates for similar instruments, and the carrying amounts for cash, accounts receivable and accounts payable approximate fair value due to their short-term nature. Investment assets, which fund the Gas Company’s deferred compensation plan, are valued based on Level 1 inputs.

The Holding Company has determined the fair value of certain assets through application of FASB ASC 820 “Fair Value Measurements and Disclosures”.

Fair value of assets and liabilities measured on a recurring basis at March 31, 2015 and September 30, 2014 are as follows:

Fair Value Measurements at Reporting Date Using:

	Fair Value	Quoted Prices In Active Markets for Identical Assets/Liabilities (Level1)	Level 2	Level 3
March 31, 2015
Available-for-sale securities	$2,233,366	$2,233,366	0	0
September 30, 2014
Available-for-sale securities	$2,308,138	$2,308,138	0	0

A summary of the marketable securities at March 31, 2015 and September 30, 2014 is as follows:

	Cost Basis	Unrealized Gain	Unrealized Loss	Market Value
March 31, 2015
Cash and equivalents	$157,876	—	—	$157,876
Metlife stock value	51,185	—	—	51,185
Government and agency bonds	301,673	432	—	302,105
Corporate bonds	301,324	—	3,856	297,468
Mutual funds	56,515	—	4,181	52,334
Equity securities	1,220,492	151,906	—	1,372,398
Total securities	$2,089,065	$152,338	$8,037	$2,233,366

September 30, 2014
Cash and equivalents	$59,096	—	—	$59,096
Metlife stock value	51,185	—	—	51,185
Government and agency bonds	301,673	—	4,029	297,644
Corporate bonds	303,428	—	5,050	298,378
Mutual funds	56,515	—	449	56,066
Equity securities	1,342,789	202,980	—	1,545,769
Total securities	$2,114,686	$202,980	$9,528	$2,308,138

Realized gains and losses included in earnings for the periods reported in investment income as follows:

Investment Income
	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Total realized gains (losses) included in earnings	$63,601	($2,119)	$92,898	($8,519)

Financial assets and liabilities valued using level 1 inputs are based on unadjusted quoted market prices within active markets.

Note 5 – Common Stock and Dividends

For the fiscal year to date there were 8,700 shares issued for $4,862 of cash, $84,662 of services and $63,202 of DRIP (dividend reinvestment program). There were 5,192 shares issued to directors, 226 shares sold to Leatherstocking Gas, which used the shares to compensate its independent director, Carl Hayden, and 3,282 shares issued to various investors under the dividend reinvestment program.

Dividends are accrued when declared by the board of directors. At its regular meeting on December 19, 2014, the board of directors approved a quarterly dividend of $.135 a share. This dividend was paid on January 15, 2015 to shareholders of record on December 31, 2014. At its regular meeting on January 20, 2015, the board of directors approved an increase in the quarterly dividend to $.145 a share. This dividend was paid on April 15, 2015 to shareholders of record on March 31, 2015.

As of November 12, 2013, the Holding Company registered 129,004 shares of common stock with a par value of $.01 per share for a dividend reinvestment program. During the six months ended March 31, 2015, 3,282 shares have been issued under this program.

At a special meeting on December 2, 2013, the board of directors of the Gas Company approved the payment and transfer of a dividend of $1.5 million to the Holding Company for the quarter ended December 31, 2013, payable on the same day. At a regular meeting on April 7, 2015, the board of directors of the Gas Company approved the payment and transfer of a dividend of $1.0 million to the Holding Company. As of May 15, 2015, this dividend has not yet been distributed.

Note 6 – Leatherstocking Companies

The Holding Company has an interest in Leatherstocking Gas, a joint venture with Mirabito Regulated Industries accounted for by the equity method. This joint venture is currently moving forward on expansions to several areas in the northeast. The Holding Company and Mirabito Regulated Industries each own 50% of the joint venture and each appoints three managers to operate Leatherstocking Gas. The seventh manager is a neutral manager agreed to by the Holding Company and Mirabito Regulated Industries who is not an officer, director, or employee of either company, currently Carl T. Hayden. The current managers are Joseph P. Mirabito, John J. Mirabito and William Mirabito from Mirabito Regulated Industries; Matthew J. Cook, Michael I. German and Russell S. Miller from the Holding Company; and Carl T. Hayden as the neutral manager. Michael I. German is the Chief Executive Officer and President of the Holding Company and is also a stockholder and current board member of the Holding Company. Joseph P. Mirabito and William Mirabito are stockholders and current board members of the Holding Company. Leatherstocking Gas has received franchises from the Village and Town of Sidney, Village and Town of Bainbridge, Village and Town of Windsor, Village and Town of Unadilla, and Village and Town of Delhi in New York. In addition, Leatherstocking Gas has acquired sixteen franchises in Susquehanna and Bradford Counties, Pennsylvania. Leatherstocking Gas has met with potential customers and public officials, as well as attended public hearings, and believes there is interest in acquiring gas service. On July 25, 2013, Leatherstocking Gas signed a loan agreement with Five Star Bank for $1.5 million to finance the construction in Bridgewater, Pennsylvania. This agreement increased to $1.8 million before converting to a long-term note. Construction in the Township of Bridgewater began in July 2013 and Leatherstocking Gas began serving customers in October 2013. Construction of the Borough of Montrose system started in the spring of 2014 and construction started in the Township of Dimock in November 2014. Leatherstocking Gas currently serves nearly 200 customers in these boroughs and townships. On August 28, 2014, Leatherstocking Gas, as borrower, and Leatherstocking Pipeline as guarantor, entered into a loan agreement with Five Star Bank for up to $4 million over two years to finance the work and services required for the infrastructure costs and ongoing costs of underground piping construction projects in Montrose, Bridgewater and Dimock, Pennsylvania. This agreement requires equity investments from the Holding Company and Mirabito Regulated Industries for a total of 66% of all amounts borrowed. During the six months ended March 31, 2015, $1,650,000 was borrowed and the Holding Company invested $550,000. As of March 31, 2015, Leatherstocking Gas has drawn $3.15 million on this loan. The Holding Company would be required to invest approximately $280,000 additionally to meet the loan requirements necessary to receive the balance on the agreement of $.85 million from the bank for the loan. In February 2015 Leatherstocking Gas purchased a 1.5 mile high pressure gas main along with a meter, heater and regulator station for $900,000. This purchase was funded with a new loan agreement with Five Star Bank for $540,000 and investment from the Holding Company and Mirabito Regulated Industries of $180,000 each. The new note matures on March 1, 2020 with an interest rate of 4.58%. With this purchase, Leatherstocking Gas began service to a large industrial customer.

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

The investment and equity in both Leatherstocking companies (collectively, “Joint Ventures”) has been recognized in the consolidated financial statements. The Holding Company has accounted for its equity investment using the equity method of accounting based on the guidelines established in FASB ASC 323. In applying the guidance of FASB ASC 323, the Holding Company recognized the investment in the Joint Ventures as an asset at cost. The investment will fluctuate in future periods based on the Holding Company’s allocable share of earnings or losses from the Joint Ventures which is recognized through earnings.

The following table represents the Holding Company’s investment activity in the Joint Ventures at March 31, 2015 and March 31, 2014:

	2015	2014
Beginning balance in investment in joint ventures	$1,280,757	$587,678
Investment in joint ventures during six months ended March 31	730,000	550,000
(Loss) on joint ventures during six months ended March 31	(8,695)	(30,158)
Ending balance in joint ventures	$2,002,062	$1,107,520

As of and for the six months ended March 31 2015, the Joint Ventures had combined assets of $10.1 million, combined liabilities of $6.1 million and combined net losses of approximately $17,000. As of and for the six months ended March 31, 2014, the Joint Ventures had combined assets of $4.6 million, combined liabilities of $2.4 million and combined net losses of approximately $60,000.

Note 7 – Effective Tax Rate

Income tax expense for the six months ended March 31 is as follows:

	2015	2014
Current	$—	$—
Deferred	$1,375,722	$1,218,675
Total	$1,375,722	$1,218,675

Actual income tax expense differs from the expected tax expense (computed by applying the federal corporate tax rate of 34% before income tax expense) as follows:

	2015	2014
Expected federal tax expense	$1,235,806	$1,154,113
State tax expense (net of federal)	$248,920	$159,064
Other, net	(109,004)	(94,502)
Actual tax expense	$1,375,722	$1,218,675

On February 3, 2015, the Gas Company was notified that the federal return for the period ended September 30, 2011, will be examined. At this time, the Holding Company and Gas Company do not know of any material financial impact as a result of the audit. The Gas Company was also notified this quarter that the Internal Revenue Service had finished their examination of the federal return for the period ended September 30, 2012 with no changes ordered.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Corning Natural Gas Holding Corporation (“Holding Company”) was incorporated in New York in July 2013 to serve as a holding company for Corning Natural Gas Corporation (the “Gas Company” or “Corning Gas”) and its dormant subsidiary Corning Natural Gas Appliance Corporation (“Appliance Company”). The Holding Company has 50% ownership interests in our joint ventures Leatherstocking Gas Company, LLC and Leatherstocking Pipeline Company, LLC.

The Holding Company’s primary business, through its subsidiary Corning Gas is natural gas distribution. Corning Gas serves approximately 15,000 residential, commercial, industrial and municipal customers in the Corning, Hammondsport and Virgil, New York, areas and two other gas utilities which serve the Elmira and Bath, New York, areas. It is franchised to supply gas service in all of the political subdivisions in which it operates. It also transports and compresses gas for a gas producer from its gathering network into an interstate pipeline. It is under the jurisdiction of the New York Public Service Commission (“NYPSC”) which oversees and sets rates for New York gas distribution companies. In addition, the Gas Company has contracts with Corning Incorporated and Woodhull Municipal Gas Company, a small local utility, to provide maintenance service on their gas lines. Additionally Leatherstocking Gas distributes gas in Susquehanna and Bradford Counties, Pennsylvania and Leatherstocking Pipeline, an unregulated company, serves one customer in Lawton, Pennsylvania.

The market for natural gas in our traditional service territory is relatively saturated with limited growth potential. However, growth opportunities do exist in extending our mains to areas adjacent or reasonably close to areas we currently serve. In addition, the Gas Company continues to see expansion opportunities in the commercial and industrial markets. Some of our largest customers added additional facilities in our service area that is increasing our revenue and margins. We believe that one of our most promising growth opportunities for both revenues and margins is increasing connection with local gas production sources. We completed a new pipeline to Marcellus Shale gas in Pennsylvania in 2009 and that pipeline is significantly increasing throughput and margins on our system. In 2010 we upgraded portions of Line 4 which runs from Caton to the Bradley Station in Elmira and NYSEG, Line 7 which runs from Caton to the Compressor Station and Line 13, which runs from Stateline Station at the New York/Pennsylvania border to Line 4, to increase our capacity to transport local production gas. We have completed a compressor station that is working in conjunction with our pipeline upgrades to transport gas on our system and into the interstate pipeline system. In addition, the Holding Company has interests in two joint ventures, Leatherstocking Gas and Leatherstocking Pipeline, to pipe gas to areas of the northeast currently without gas service.

We continue to focus on improving the efficiency of our operations and making capital investments to improve our infrastructure. Our infrastructure improvement program has concentrated on the replacement of older distribution mains and customer service lines. In fiscal 2014 we exceeded our goals and replaced 8.2 miles of pipe and 411 services. We have begun work on the systematic replacement of 9 to 10 miles of bare steel pipe and approximately 400 bare steel services for fiscal 2015. We have constructed approximately 5 miles of new pipe to interconnect Line 15 with Arlington Storage in the Town of Bath. Line 15 is a high pressure distribution main that provides gas supply to the Villages of Bath and Hammondsport and the Towns of Urbana and Bath, New York.

We believe our key performance indicators are net income, stockholders’ equity and the safety of our system. For the three months ended March 31, 2015, net income increased by $59,106 compared to the same period in 2014 mainly due to the Corning Gas rate increase, improved performance by Leatherstocking Gas and higher investment income offset by higher operating, depreciation and income tax expenses. For the six months ended March 31, 2015, net income increased by $83,227 compared to the same period in 2014 for substantially identical reasons. Because the Holding Company’s principal operations are conducted through Corning Gas, a regulated utility company, stockholders’ equity is an important performance indicator. The NYPSC allows Corning Gas to earn a just and reasonable return on stockholders’ equity as determined under applicable regulations. We believe this does not have a significant effect on our liquidity because even with our rate of return limited, we have sufficient cash collected from our earnings to support operations. Stockholders’ equity is, therefore, a precursor of future earnings potential. For the twelve months ended March 31, 2015, stockholders’ equity increased from $25,069,777 to $28,134,478. We plan to continue our focus on building stockholders’ equity. Safety and efficiency indicators include leak repair, main and service replacements and customer service metrics. In fiscal year 2015 to date, we have spent $3.3 million on reliability projects and safety-related infrastructure improvements. For the first six months of fiscal 2015 we repaired 96 leaks, replaced 282 bare steel services and replaced 26,740 feet of bare steel main.

Key Performance Indicators:

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Net Income	$1,690,636	$1,631,530	$2,259,002	$2,175,775
Shareholders' equity	$28,134,478	$25,069,777	$28,134,478	$25,069,777
Shareholders' equity per weighted average share	$11.54	$11.04	$11.55	$11.05

Revenue and Margin

The demand for natural gas is directly affected by weather conditions. Significantly warmer than normal weather conditions in our service areas could reduce our earnings and cash flows as a result of lower gas sales. We mitigate the risk of warmer winter weather through the weather normalization and revenue decoupling clauses in our tariffs. These clauses allow us to surcharge customers for under recovery of revenue.

Utility operating revenues decreased $1.3 million in the three months ended March 31, 2015 and $1.6 million for the six months ended March 31, 2015 compared to the same periods last year mainly due to lower gas costs (a pass through expense) and less favorable regulatory amortizations. Local production revenues increased $72,620 for the three months ended March 31, 2015 and $1,564 for the six months ended March 31, 2015 compared to the same periods in 2014 because of higher volumes transported. Part of our monthly volumetric charge for local production revenues is now being recognized as a deferral due to customers per the last rate case. The NYPSC is allowing Corning Gas recovery in revenues to offset our costs of building certain projects. As of fiscal year 2011, we are recognizing the revenue and also increasing the accumulated depreciation and depreciation expense for those recoveries. In November 2013, the compressor station and related assets were fully depreciated. As a result, 80% of certain payments from producers are no longer recognized as revenue earned which is consistent with public utility accounting. These payments amounted to $125,603 for the six months ended March 31, 2014. Other utility revenue decreased $12,995 for the three months ended March 31, 2015 and $131,266 for the six months ended March 31, 2015 compared to last year mainly because of the Revenue Decoupling Mechanism (“RDM”) monthly reconciliation due to new regulatory targets in the rate year beginning May 1, 2014.

The following table summarizes our utility operating revenue:

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Retail revenue:
Residential	$5,775,035	$6,642,134	$9,115,878	$9,984,626
Commercial	951,768	1,180,243	1,427,911	1,723,046
Transportation	1,552,935	1,568,822	2,650,169	2,658,473
Total retail revenue	8,279,738	9,391,199	13,193,958	14,366,145

Wholesale	981,177	1,180,167	1,605,457	1,920,065
Local production	230,817	158,197	431,635	430,071
Other utility revenues	172,452	185,447	299,470	430,736
Total utility operating revenue	$9,664,184	$10,915,010	$15,530,520	$17,147,017

The following tables further summarize other income on the operating revenue table:

	Three months ended March 31,		Six months ended March 31,
	2015	2014	2015	2014
Other utility revenues:
Customer discounts forfeited	$35,837	$37,337	$56,517	$55,102
Reconnect fees	282	360	3,118	2,480
Other gas revenues (see below)	134,579	145,162	236,389	367,963
Surcharges	1,754	2,588	3,446	5,191
Total other utility revenues	$172,452	$185,447	$299,470	$430,736

	2015	2014	2015	2014
Other gas revenues:
DRA carrying costs	$958	$747	$3,101	$2,739
Contract customer reconciliation	87,739	125,305	218,206	285,152
Monthly RDM amortizations	(29,898)	19,110	(188,260)	17,163
Local production revenues	29,106	—	52,601	—
Capacity release revenues	46,674	—	46,674	—
Annual RDM reconciliation	—	—	104,067	62,909
Total other gas revenues	$134,579	$145,162	$236,389	$367,963

Gas purchases are our largest expense. Purchased gas expense decreased $1.5 million for the three months ended March 31, 2015 and $1.8 million for the six months ended March 31, 2015 compared to the same periods last year due primarily to lower gas prices on purchases for the period.

Margin (the excess of utility operating revenues over the cost of natural gas purchased) percentage increased 9.13% for the three months and 6.95% for the six months ended March 31, 2015 compared to the same periods last year primarily because of the rate increase and lower gas prices.

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Utility operating revenues	$9,664,184	$10,915,010	$15,530,520	$17,147,017
Natural gas purchased	3,722,461	5,200,980	5,658,372	7,438,200
Margin	$5,941,723	$5,714,030	$9,872,148	$9,708,817
Margin %	61.48%	52.35%	63.57%	56.62%

Operating and Interest Expenses

Operating and maintenance expense increased $35,120 in the second quarter of fiscal 2015 and $234,534 for the year to date compared to the same periods of fiscal 2014 mainly because of the addition of new employees, increased insurance costs, increased pension administration costs and increased fees related to audit consultations. The timing of payment of stock issued to directors for services of $37,800 in this quarter and $78,356 for the year-to-date also contributed to the increase. This fiscal 2015 cost was not present in the same periods of 2014. Depreciation expense increased $56,665 for the quarter ended March 31, 2015 because of added plant and accelerated recovery on certain projects allowed by the NYPSC. Depreciation expense decreased by $15,979 for the year-to-date compared to the same period in 2014 because in November 2013, the compressor station and related assets were fully depreciated. As a result, 80% of certain payments from producers are no longer recognized as depreciation expense because the Gas Company was recording depreciation in the amount of revenue earned which is consistent with public utility accounting. Other deductions, net decreased $12,859 in this quarter compared to last quarter due mainly to lower amortizations for debt issuance. There was a decrease of $238,930 for the six months ended March 31, 2015 for other deductions, net, due mainly to $228,002 of one-time organizational costs for the Holding Company start-up recognized in the first quarter of fiscal 2014. Interest expense showed an increase of $19,667 for the quarter and $16,033 from fiscal 2014 to 2015 due to new debt instruments.

Net Income

Net income increased $59,106 for the three months and $83,227 for the six months ended March 31, 2015 compared to the same periods in 2014 due primarily to the rate increase, higher investment income and increased joint venture revenues.

Liquidity and Capital Resources

Internally generated cash from operating activities consists of net income, adjusted for non-cash expenses, and changes in operating assets and liabilities. Non-cash items include depreciation and amortization; gain on investment and deferred income taxes. Over or under-recovered gas costs significantly impact cash flow. In addition, there are significant year-to-year changes in regulatory assets that impact cash flow. The Gas Company’s cash flow is seasonal. Out flows are the highest in the summer and fall months when we refill gas storage and conduct our construction programs. Our cash receipts are highest during the heating season.

Under an earnings sharing mechanism contained in the Joint Proposal, however, Corning Gas is allowed to retain all earnings above 9.50% up to and including 10.25%, 50% of earnings above 10.25% up to and including 11.00%, 25% of earnings above 11.00% up to and including 11.75%, and 10% of earning above 11.75%.  We believe that these limits do not have a significant effect on our liquidity because even at those limits we have sufficient cash collected from our earnings to support operations.

Capital expenditures are the principal use of internally generated cash flow. As part of our 2012 rate order by the NYPSC, we have estimated capital expenditures to upgrade our distribution system of approximately $4.0 million in each calendar year from 2015 to 2017. Cash flows from operations are more than sufficient to cover our operating needs; however to fund capital expenditures we will draw on both operating cash and new debt and/or equity. In fiscal year 2015 to date, we have spent approximately $3.3 million on projects and safety-related infrastructure improvements. This, in conjunction with our growth projects, creates liquidity pressure on the Gas Company. We anticipate that our aggressive capital construction program will continue to require the Gas Company to raise new debt and/or equity.

Cash flows from financing activities consist of repayment of long-term debt, new long-term borrowing, borrowings and repayments under our lines-of-credit and equity issuances. For our consolidated operations, we have an $8.5 million revolving line of credit with an interest rate calculated as the 30-day LIBOR plus 2.8%. The amount outstanding under this line on March 31, 2015 was approximately $5.1 million with an interest rate of 2.9695%. As security for the Gas Company’s line of credit, Community Bank has a purchase money security interest in all of our natural gas purchases utilizing funds advanced by Community Bank under the line-of-credit agreement and all proceeds of sale of the gas to customers and related accounts receivable. Under the terms of this line the Gas Company is required to maintain a debt to tangible net worth ratio of less than 2.5 to 1 and a debt service coverage ratio of 1.1 to 1 as defined in the credit agreement. We rely heavily on our credit lines to finance the purchase of gas that we place in storage.

We have approximately $16.9 million in long term debt outstanding including current year installments as of March 31, 2015. We repaid $1.3 million in the first six months of fiscal 2015 consistent with the requirements of our debt instruments and refinancing activities.

The Gas Company is in compliance with all of our loan covenants as of March 31, 2015.

During this quarter, we mainly withdrew gas from storage and as of March 31, 2015, had a balance of $513,605 worth of gas in storage. During the next quarter, we will be injecting gas into storage to have sufficient gas to supply our customers for the next winter season.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Regulatory Matters

The Holding Company’s primary business, through its subsidiary Corning Gas is regulated by the NYPSC among other agencies.

On November 17, 2010, Bath Electric Gas & Water Systems (BEGWS), a natural gas customer of the Gas Company, filed a petition with the NYPSC in Case 10-G-0598 that claimed BEGWS was overbilled for gas by the Gas Company. BEGWS asserted that the Gas Company's meters registered 2.94% more gas than was actually delivered to BEGWS from 2004 through 2010. Based on its calculations, BEGWS requested that the NYPSC order the Gas Company to refund approximately $1.2 million for overcharges and interest. The Gas Company conducted a comprehensive review of the BEGWS claim. The Gas Company believes that its meters and the resulting bills have been accurate. On January 26, 2011, the Gas Company responded that its preliminary review of its billing data and gas cost reconciliation to the NYPSC shows that the Gas Company has already credited BEGWS the amount in the claim. In testimony filed by its consultants on July 8, 2011, BEGWS acknowledged receipt of the amount in the claim but raised new claims not in the original petition. BEGWS now asserts that the Gas Company owes it a refund of $345,747. The Gas Company contested the testimony filed on July 8, 2011. Over a period of approximately the last three years, BEGWS and the Company met on several occasions in an effort to resolve their differences. On November 26, 2014, the Company and BEGWS filed a Memorandum of Understanding (“MOU”) with the NYPSC to settle the dispute. BEGWS agreed to drop its claims against the Gas Company and the Gas Company agreed to make certain capital expenditures totaling approximately $250,000 to improve the reliability of service to BEGWS and the Gas Company’s Hammondsport customers. On February 27, 2015, the NYPSC issued an order dismissing the BEGWS complaint against Corning Gas. However, the NYPSC expects both BEGWS and the Gas Company to address the system improvements contained in the MOU in their respective future rate case extensions and filings.

On May 24, 2011, the Gas Company filed Case 11-G-0280, a base rate case that requested an increase in revenues of $1,429,281 (or 6.63% on an overall bill rate basis) in the 12 months ending April 30, 2013, (the Rate Year) and by the same dollar amount in the two succeeding 12-month periods (ending April 30, 2014, and April 30, 2015). On January 13, 2012 the Gas Company, the Staff of the NYPSC and other intervenor parties filed a Joint Proposal (the “Proposal”) with the NYPSC to resolve all issues in the rate case. The Proposal provided for revenue increases to the Gas Company’s rates in the first year (May 1, 2012 to April 30, 2013) of $944,310; in year two (May 1, 2013 to April 30, 2014) of $899,674; and in year three (May 1, 2014 to April 30, 2015) of $323,591. The Proposal also provided the Gas Company the opportunity to earn $545,284 from local production before sharing, a 118% increase from the $250,000 allowed previously. The Proposal also provided for property tax reconciliation, treatment of future local production investment, cost allocations to the Gas Company’s new Leatherstocking operations, consolidation of the three divisional rate tariffs into a single rate tariff and recovery of forecasted capital and operation and maintenance costs for the period May 1, 2012 to April 30, 2015. The rates are based on a 9.5% return on equity. The cumulative potential revenue increases over the three years total $4,955,869. On April 20, 2012 the NYPSC issued a final order in the case accepting the Proposal, with rates effective May 1, 2012. In the order the NYPSC directed the Gas Company and the other parties to the case, including Staff, to collaborate on a code of conduct for the Gas Company and its affiliates. This code of conduct was used until a more comprehensive code of conduct was established in conjunction with the establishment of a holding company structure for the Gas Company and its affiliates, as requested in Case 12-G-0141 discussed below. On October 18, 2012, the NYPSC issued an order adopting affiliate standards that included certain restrictions, among them a prohibition on the sharing of distribution company employees other than specified officers with Gas Company affiliates. Pursuant to that order, these standards remained in place until they were modified when the NYPSC issued an order on the Gas Company’s request to establish a holding company structure (Case 12-G-0141). The second year rate increase of $899,674 provided for in Case 11-G-0280 became effective on May 1, 2013. On August 28, 2013, the Gas Company filed the excess earning, net plant, property tax and large customer reconciliations required by the Joint Proposal for the first rate year (the twelve months ended April 30, 2013). The earned equity return for ratemaking purposes in the first rate year is 9.71%, below the sharing threshold of 10.25%. The net plant over-collection for the first rate year is $108,017. The amount due customers will be determined following the end of the third rate year (twelve months ended April 30, 2015). The property tax under-collection for the same period amounted to $284,504. The Gas Company estimates that the under-collection at the end of the third rate year would be a minimum of $853,512. In order to minimize the effect on customers at the conclusion of the three year agreement, on October 4, 2013, the Gas Company requested that it be permitted recovery of the annual property tax under collection via the Delivery Rate Adjustment (“DRA”) commencing January 1, 2014. The large customer reconciliation showed an under-collection of $471,072. This amount is sufficiently large that the Gas Company requested that 1/3 of the under- collection be recovered via the DRA starting January 1, 2014 to avoid “rate shock” at the conclusion of the current three-year rate agreement. On December 19, 2013, the NYPSC, in Case 13-G-0465, authorized the Gas Company to recover, through the DRA, $441,528 to offset both the property tax deferral (by $284,504) and the large customer deferral (by $157,024) beginning January 1, 2014 for calendar year 2014. We have billed $244,684 for the property tax deferral and $135,047 for the large customer deferral through September 30, 2014. The third year rate increase of $323,591 provided for in Case 11-G-0280 became effective May 1, 2014. On June 16, 2014 the Gas Company filed the property tax and large customer reconciliations required by the Joint Proposal for the second rate year (the twelve months ended April 30, 2014). The property tax under-collection for the period was $449,692. The large customer reconciliation showed an under-collection of $495,251. The Gas Company in its filing requested recovery of these under-collections via the DRA commencing January 1, 2015. On December 12, 2014, in Case 13-G-0465, the NYPSC approved the recovery of $809,299 for the large customer deferral for rate year two and the balance of rate year one under-collection not previously approved. The amounts that were approved will reduce the under-collection and thus help to reduce the potential for a sudden and large rate increase in the future. The NYPSC, in the December 12, 2014 order, stated that it had not completed its consideration of the property tax issues and that it would address these issues at a later date. On January 8, 2015, the Gas Company filed with the NYPSC a notice of impending settlement negotiations in Case 11-G-0280, identifying the issues expected to be addressed in those negotiations, principally a possible extension of the Proposal, and noting the measures necessary to effect such an extension. The list of provisions to be addressed included, but was not limited to, continued pipe replacement, property taxes, safety and reliability measures, and excess earnings. Settlement negotiations have commenced; but, under NYPSC rules, their content is confidential. To the extent that the negotiations do not produce an extension proposal or the NYPSC fails to approve any such extension proposal, unresolved issues could be addressed in a future rate filing by the Gas Company.

On August 8, 2011, the Gas Company and Mirabito Holdings, Inc. (“MHI”) filed a joint petition requesting that the NYPSC authorize the acquisition by MHI of up to 15 percent of the Gas Company’s voting capital stock. The petition was submitted pursuant to a provision of the New York Public Service Law (Section 70) that requires NYPSC authorization for acquisitions in excess of 10 percent of such stock of a utility. This proceeding, designated Case 11-G-0417, was consolidated with Case 12-G-0141, discussed below, in which the Gas Company sought authorization to form a holding company. The Joint Proposal in the consolidated proceedings which was adopted by the NYPSC, as discussed below, supported authorization of the stock purchase.

On February 8, 2012, the Gas Company filed a petition in Case 12-G-0049 requesting authorization to issue $12,650,000 in debt and $12,650,000 in equity to support the utility infrastructure and growth programs ($20,950,000), Leatherstocking ($1,800,000) and non-utility investments ($2,500,000). As a result of discussions with the NYPSC Staff, the Gas Company requested that the petition be bifurcated and that the NYPSC immediately review and approve that portion of the petition’s funding request pertaining to the Gas Company’s gas distribution system. On May 17, 2012, the NYPSC acted on the petition. The Gas Company was authorized to issue long-term debt up to $9,000,000 and authorized to issue common stock, convertible preferred stock and stock warrants up to $9,000,000, no later than December 31, 2016. As of December 31, 2014, the Gas Company had issued new long-term debt of $8,575,223.

On March 26, 2012, the Gas Company filed a petition with the NYPSC in Case 12-G-0141 requesting authority to reorganize into a holding company structure. The petition included a request to use up to $1 million to fund initial construction of Leatherstocking Gas Company, LLC facilities to permit exercise of recently granted franchises for its distribution system in Pennsylvania. This proceeding was consolidated with Case 11-G-0417 pertaining to the acquisition of stock by MHI, as discussed above. A settlement between Staff and the Gas Company was reached and filed on March 15, 2013 as a Joint Proposal. In an order issued May 17, 2013, the NYPSC adopted the Joint Proposal and authorized the formation of a holding company; placed certain restrictions on the members of the Company’s Board of Directors and officers designed to avoid conflicts of interest; eased some of the restrictions on employee sharing between regulated and unregulated operations; implemented a series of measures designed to limit exposure of customers of the regulated utility to risk from unregulated business units; provided for sharing of revenues from unregulated operations in the regulated utility’s service area and use of regulated facilities in furtherance of unregulated operations; provided for withdrawal of the Gas Company’s November 19, 2012 petition for clarification or rehearing of the NYPSC’s October 18, 2012 order on affiliate standards in Case 11-G-0280; authorized the stock acquisition for which approval was sought in Case 11-G-0417; and authorized the use of $1 million in funds derived from the rendition of service as a loan to Leatherstocking Gas to permit construction of its new facilities in Pennsylvania and New York. The reorganization into the holding company structure required approval of holders of at least 66 2/3 % of the Gas Company’s common stock and the exchange of shares of common stock of the Gas Company for common stock of the Holding Company. On August 1, 2013, the Holding Company filed a Registration Statement/Proxy Statement on Form S-4 (the “Registration Statement”) with the SEC to register the securities to be issued by the Holding Company in connection with the exchange and to file a proxy statement for a special meeting of the Gas Company’s shareholders regarding the proposal to create the holding company structure and the exchange of shares of the Gas Company’s common stock on a one-for-one basis for shares of the Holding Company’s common stock. Please refer to the Registration Statement of Corning Natural Gas Holding Corporation on the SEC’s website (www.sec.gov) for more information regarding the holding company proposal and reorganization. The Registration Statement was declared effective as of September 30, 2013 by the SEC. In a special shareholder meeting on November 6, 2013, the proposal was approved by more than two-thirds of the Company’s shareholders. The NYPSC endorsed the Certificate of Exchange on November 8, 2013, and it was filed with the New York Department of State to effect the exchange of each share of the common stock, par value $5.00 per share, of the Gas Company into a share of common stock, par value $0.01 per share, of the Holding Company. The Holding Company incurred costs of $228,003 in moving to a holding company structure including expenses associated with the NYPSC approval process, SEC filings and other corporate matters. The effective date of reorganization creating the holding company structure was November 12, 2013.

On May 6, 2013, the Gas Company and The Article 6 Marital Trust under the First Amended and Restated Jerry Zucker Revocable Trust dated April 2, 2007 ("Zucker Trust") filed a joint petition with the NYPSC in Case 13-G-0202 for a declaratory ruling that the purchase of up to 15 percent of the Gas Company's common stock by the Zucker Trust does not require authorization by the NYPSC under a provision of the New York Public Service Law that requires such authorization for certain types of entities to own more than 10 percent of a New York gas utility's voting capital stock. In the alternative, the Gas Company and Zucker Trust requested that in the event that the NYPSC concludes that such approval would be required, the NYPSC issue an order granting the authority to purchase the Gas Company's stock. On September 19, 2013, the NYPSC dismissed the request for a declaratory ruling but granted the authority for the purchase of stock.

On March 24, 2014, Leatherstocking Gas filed a petition with the Pennsylvania Public Utility Commission (the “PAPUC”) requesting authorization to issue a commercial promissory note in the amount of $4,000,000. On May 22, 2014 the PAPUC issued an order in Docket No. S-2014-2412743 approving the petition.

On February 20, 2015, Leatherstocking Gas filed under Section 68 of the Public Service Law with the NYPSC, for a Certificate of Public Convenience and Necessity and for Approval of, and Permission to Exercise, franchises previously granted in the Town and Village of Winsor in Case 15-G-0098 (Town of Windsor) and Case 15-G-0099 (Village of Windsor). The Commission review of the applications has begun.

On February 27, 2015, Leatherstocking Gas filed pursuant to Public Service Law Section 69 to issue long-term indebtedness in the principal amount of $2,750,000 for the purpose of financing new construction in the Town and Village of Windsor. The Commission review of the application has begun in Case 15-G-0128.

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

Accounting for Regulated Operations - Regulatory Assets and Liabilities

All of the Gas Company’s business is subject to regulation by the NYPSC. We record the results of our regulated activities in accordance with FASB ASC 980, which results in differences in the application of generally accepted accounting principles between regulated and non-regulated businesses. FASB ASC 980 requires the recording of regulatory assets and liabilities for certain transactions that would have been treated as revenue and expense in non-regulated businesses. In certain circumstances, FASB ASC 980 allows entities whose rates are determined by third-party regulators to defer costs as "regulatory" assets in the balance sheet to the extent that the entity expects to recover these costs in future rates. Management believes that currently available facts support the continued application of FASB ASC 980 and that all regulatory assets and liabilities are recoverable or refundable through the regulatory environment.

Pension and Post-Retirement Benefits

The amounts reported in our financial statements related to pension and other post-retirement benefits are determined on an actuarial basis; therefore, certain assumptions are required to calculate those amounts. These assumptions include the discount rate, the expected return on plan assets, the rate of compensation increase and, for other post-retirement benefits, the expected annual rate of increase in per capita cost of covered medical and prescription benefits. Changes in actuarial assumptions and actuarial experience could have a material impact on the amount of pension and post-retirement benefit costs and funding requirements. However, the Gas Company expects to recover our entire net periodic pension and other post-retirement benefit costs attributed to employees in accordance with the applicable NYPSC authorization. The Gas Company's pension expense for financial reporting purposes is the amount approved by the NYPSC in the Gas Company's last base rate case (Case 11-G-0280). That amount is $970,000 for the period beginning May 1, 2012. The Company on a monthly basis (1/12 of the annual amount) accrues the amount determined by the latest actuarial estimate of its FASB ASC 715 liability. The Gas Company then compares the FASB ASC 715 amount to the monthly pension allowance approved by the NYPSC. The difference is recorded to expense (plus or minus) in order to match the pension expense included in base delivery rates by order of the NYPSC in Case 11-G-0280. The amount (plus or minus) required to match the pension expense allowed by the NYPSC is recorded as either a regulatory asset or liability and is deferred for subsequent rate consideration.

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

Item 4 - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2015, the Holding Company’s management, with the participation of the Holding Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Holding Company’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon the Holding Company’s evaluation, the Holding Company’s principal executive officer and principal financial officer each concluded that the Holding Company’s disclosure controls and procedures are effective as of March 31, 2015.

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

PART II.

OTHER INFORMATION

Item 1. Legal Proceedings.

The Gas Company has lawsuits pending of the type incurred in the normal course of business and the Holding Company and the Gas Company believe that any potential losses should be covered by insurance and will not have a material adverse impact on the Holding Company, the Gas Company or their operations or financial condition.

Item 1A. Risk Factors.

Please refer to risk factors listed under Item 1A – “Risk Factors” of the Holding Company’s Form 10-K for the fiscal year ended September 30, 2014, for disclosure relating to certain risk factors applicable to the Gas Company.

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

(i)	the Consolidated Balance Sheet at March 31, 2015 and September 30, 2014,
(ii)	the Consolidated Statement of Income and Comprehensive Income for the three months and six months ended March 31, 2015 and March 31, 2014
(iii)	the Consolidated Statement of Cash Flows for the six months ended March 31, 2015 and March 31, 2014 and
(iv	related notes to the Condensed Consolidated Financial Statements.

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

CORNING NATURAL GAS HOLDING CORPORATION

Date: May 15, 2015 By: /s/ Michael I. German

Michael I. German, Chief Executive Officer and President

(Principal Executive Officer)

Date: May 15, 2015 By: /s/ Firouzeh Sarhangi

Firouzeh Sarhangi, Chief Financial Officer and Treasurer

(Principal Financial and Accounting Officer)