Form 10-Q
period 2015-06-30
Corning Natural Gas Holding Corp
filed 2015-08-14
CIK 1582244

2280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐   Accelerated Filer ☐   Non-accelerated Filer ☐   Smaller Reporting Company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding as of August 14, 2015
Common Stock, $.01 par value	2,446,872

Corning Natural Gas Holding Corporation (“Holding Company”) is a successor issuer to Corning Natural Gas Corporation (“Gas Company”) as of November 12, 2013 as a result of a share-for-share exchange, creating a holding company structure. As of November 12, 2013, the Gas Company became a wholly-owned subsidiary of Holding Company.

As used in this Form 10-Q, the terms “Gas Company,” “Corning Gas,” “we,” “us,” and “our” mean Corning Natural Gas Corporation, unless the context clearly indicates otherwise. Except as otherwise stated, the information contained in this Form 10-Q is as of June 30, 2015.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

Assets	June 30, 2015	September 30, 2014
	(Unaudited)
Plant:
Utility property, plant and equipment	$ 72,801,811	$ 68,687,509
Less: accumulated depreciation	(20,781,919)	(19,578,820)
Total plant utility and non-utility, net	52,019,892	49,108,689

Investments:
Marketable securities available-for-sale at fair value	2,221,143	2,308,138
Investment in joint ventures	2,253,657	1,280,757
Total Investments	4,474,800	3,588,895

Current assets:
Cash and cash equivalents	63,197	108,086
Customer accounts receivable, (net of allowance for
uncollectible accounts of $60,667 and $42,540, respectively)	1,953,950	1,788,447
Related party receivables	509,430	446,154
Gas stored underground, at average cost	913,484	2,291,665
Materials and supplies inventory	1,158,296	937,459
Prepaid expenses	1,339,618	982,198
Deferred income taxes	77,694	—
Total current assets	6,015,669	6,554,009

Regulatory and other assets:
Regulatory assets:
Unrecovered gas costs	—	110,372
Deferred regulatory costs	2,510,280	2,653,778
Debt issuance cost (net of accumulated
amortization of $662,748 and $595,637, respectively)	247,163	313,292
Other	192,869	193,026
Total regulatory and other assets	2,950,312	3,270,468

Total assets	$ 65,460,673	$ 62,522,061

See accompanying notes to consolidated financial statements.

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

Liabilities and Stockholders’ Equity:	June 30, 2015	September 30, 2014
	(Unaudited)

Long-term debt, less current installments	$ 13,296,380	$ 14,571,746

Current liabilities:
Current portion of long-term debt	2,898,670	2,697,140
Borrowings under line-of-credit	5,658,278	4,614,541
Accounts payable	1,673,714	1,903,594
Accrued expenses	472,090	534,059
Customer deposits and accrued interest	815,453	976,734
Unrecovered gas costs	137,988	—
Dividends declared	351,242	327,819
Deferred income taxes	—	215,757
Total current liabilities	12,007,435	11,269,644

Other liabilities:
Deferred income taxes	2,827,502	1,223,875
Deferred compensation	1,630,806	1,666,415
Deferred pension costs & post-retirement benefits	6,520,604	6,091,540
Other	1,220,972	1,113,655
Total deferred credits and other liabilities	12,199,884	10,095,485

Commitments and contingencies (Note 3 - Financing Activities)	—	—

Common stockholders' equity:
Common stock (common stock $.01 par
value per share. Authorized 3,500,000 shares;
issued and outstanding 2,444,943 shares at
June 30, 2015 and 2,430,184 at September 30, 2014)	24,449	24,302
Additional paid-in capital	26,286,171	26,037,603
Retained earnings	4,325,227	2,921,478
Accumulated other comprehensive loss	(2,678,873)	(2,398,197)
Total common stockholders' equity	27,956,974	26,585,186

Total liabilities and stockholders’ equity	$ 65,460,673	$ 62,522,061

See accompanying notes to consolidated financial statements.

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income Unaudited

	Three Months Ended		Nine Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Utility operating revenues	$ 4,421,769	$ 5,620,685	$ 19,952,289	$ 22,767,702
Natural gas purchased	958,163	1,865,616	6,616,534	9,303,816
Gross margin	3,463,606	3,755,069	13,335,755	13,463,886

Cost and expense
Operating and maintenance expense	2,016,269	1,754,900	5,892,006	5,396,101
Taxes other than income taxes	484,840	473,540	1,520,957	1,488,034
Depreciation	404,966	349,134	1,225,155	1,185,303
Other deductions, net	65,276	101,657	214,595	489,905
Total costs and expenses	2,971,351	2,679,231	8,852,713	8,559,343

Operating income	492,255	1,075,838	4,483,042	4,904,543

Other income and (expense)
Interest expense	(226,416)	(193,233)	(688,414)	(634,698)
Other expense	(19,734)	(9,010)	(56,400)	(20,176)
Other income	60,032	48,262	70,032	57,544
Investment income	14,872	26,400	131,893	41,318
(Loss) from joint ventures	(48,404)	(35,607)	(57,100)	(65,706)
Rental income	12,138	12,138	36,414	36,414

Net income from operations, before income tax	284,743	924,788	3,919,467	4,319,239

Income tax benefit (expense), current	—	—	—	—
Income tax (expense), deferred	(107,000)	(375,229)	(1,482,723)	(1,593,905)
Total tax (expense)	(107,000)	(375,229)	(1,482,723)	(1,593,905)

Net income	177,743	549,559	2,436,744	2,725,334

Other comprehensive (loss)
Pension adjustment, net of tax of $51,721, $45,723,
$155,163 and $137,169, respectively	(74,121)	(65,796)	(222,363)	(197,388)
Net unrealized gain (loss) on securities available for sale, net of tax of $660, $33,825, $17,371 and $66,571,
respectively	(25,873)	41,009	(58,313)	123,024
Total other comprehensive (loss)	(99,994)	(24,787)	(280,676)	(74,364)

Total comprehensive income	$ 77,749	$ 524,772	$ 2,156,068	$ 2,650,970

Weighted average earnings per share-
basic:	$ 0.07	$ 0.23	$ 1.00	$ 1.18
diluted:	$ 0.07	$ 0.23	$ 1.00	$ 1.18

Average shares outstanding - basic	2,443,518	2,401,964	2,438,335	2,312,663
Average shares outstanding - diluted	2,447,721	2,406,114	2,442,085	2,316,567

See accompanying notes to consolidated financial statements.

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$ 2,436,744	$ 2,725,334
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	1,225,155	1,185,303
Unamortized debt issuance cost	67,111	102,499
Non-cash pension expenses	751,944	751,944
Regulatory asset amortization	164,282	209,358
Stock issued for services	124,037	106,031
(Gain) on sale of marketable securities	(97,423)	(871)
Deferred income taxes	1,482,723	1,593,905
Bad debt expense	99,888	168,679
Loss on joint ventures	57,100	65,706

Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(265,391)	(906,698)
Gas stored underground	1,378,181	464,602
Materials and supplies inventories	(220,837)	389,494
Prepaid expenses	(357,420)	(408,207)
Under/over recovered gas costs	248,360	387,288
Deferred regulatory costs	(20,784)	(155,062)
Other	157	18,438
Increase (decrease) in:
Accounts payable	(229,880)	394,468
Accrued expenses	(61,969)	(21,531)
Customer deposits and accrued interest	(161,281)	(438,690)
Deferred compensation	(35,609)	(34,523)
Deferred pension costs & post-retirement benefits	(747,786)	(729,579)
Other liabilities and deferred credits	150,261	655,167
Net cash provided by operating activities	5,987,563	6,523,055

Cash flows from investing activities:
Purchase of securities available-for-sale	(737,792)	(271,392)
Sale of securities available-for-sale	850,953	359,348
Amount owed to related parties	(63,276)	(84,222)
Investment in joint ventures	(1,030,000)	(650,000)
Capital expenditures	(4,136,358)	(5,282,239)
Net cash (used in) investing activities	(5,116,473	(5,928,505)

Cash flows from financing activities:
Proceeds under line-of-credit	1,043,737	(1,030,888)
Debt issuance expense	(982)	(150,336)
Cash received from sale of stock	27,070	2,465,348
Dividends paid	(911,968)	(779,238)
Proceeds under long-term debt	982,903	2,522,859
Repayment of long-term debt	(2,056,739)	(3,497,474)
Net (decrease) increase in cash	(915,979)	(469,729)
Cash and cash equivalents at beginning of period	(44,889)	124,821
Cash and cash equivalents at end of period	108,086	14,244
Supplemental disclosures of cash flow information:	$ 63,197	$ 139,065
Cash paid during the period for:
Interest	$ 692,423	$ 634,698
Income taxes	$ 144,626	$ 216,278
Non-cash financing activities:
Dividends paid with shares	$ 97,608	$ 92,673
Number of shares issued for dividends	5,066	5,482

See accompanying notes to consolidated financial statements.

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
Unaudited

	Number of Shares	Comon Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total

Balances at September 30, 2014	2,430,184	$24,302	$26,037,603	$2,921,478	$(2,398,197)	$26,585,186
Issuance of common stock	14,759	147	248,568	-	-	248,715
Dividends declared	-	-	-	(1,032,995)	-	(1,032,995)
Comprehensive income: securities available for sale, net of income taxes	-	-	-	-	(58,313)	(58,313)
Minimum pension liability,net of income taxes	-	-	-	-	(222,363)	(222,363)
Net income	-	-	-	2,436,744	-	2,436,744
Total comprehensive income						2,156,068
Balances at June 30, 2015	2,444,943	$24,449	$26,286,171	$4,325,227	$(2,678,873)	$27,956,974

 See accompanying notes to the consolidated financial statements

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

The information furnished herewith reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC rules and regulations, although the Holding Company believes the disclosures which are made are adequate to make the information presented not misleading.

The consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Holding Company’s latest annual report on Form 10-K for the fiscal year ended September 30, 2014. These interim consolidated financial statements are unaudited.

Our significant accounting policies are described in the notes to the Consolidated Financial Statements in the Holding Company’s Form 10-K for the year ended September 30, 2014, filed on December 23, 2014. It is important to understand that the application of generally accepted accounting principles in the United States of America involves certain assumptions, judgments and estimates that affect reported amounts of assets, liabilities, revenues and expenses. Thus, the application of these principles can have varying results from company to company.

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

In April 2015, the FASB issued new accounting guidance on the presentation of debt issuance costs. The new guidance requires that debt issuance costs related to a note be presented as a direct deduction from that note. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. We do not believe this guidance will have a material effect on our consolidated financial statements when adopted.

Note 2 - Pension and Other Post-retirement Benefit Plans

Components of Net Periodic Benefit Cost:

Pension Benefits
	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Service Cost	$ 85,760	$ 77,819	$ 257,279	$ 233,456
Interest Cost	229,789	201,622	689,367	604,867
Expected return on plan assets	(256,891)	(231,590)	(770,674)	(694,771)
Amortization of prior service cost	2,352	2,687	7,055	8,062
Amortization of net (gain) loss	123,490	108,832	370,469	326,495
Net period benefit cost	$ 184,500	$ 159,370	$ 553,496	$ 478,109

Other Benefits
	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Service Cost	$ 5,245	$ 4,024	$ 15,734	$ 12,072
Interest Cost	12,168	13,171	36,505	39,512
Expected return on plan assets	—	—	—	—
Amortization of prior service cost	887	887	2,660	2,660
Amortization of net (gain) loss	(1,975)	(5,994)	(5,926)	(17,983)
Net period benefit cost	$ 16,325	$ 12,088	$ 48,973	$ 36,261

For ratemaking and financial statement purposes, pension expense represents the amount approved by the NYPSC in the Gas Company’s most recently approved rate case. Pension expense (benefit) for ratemaking and financial statement purposes was approximately $727,000 for the nine months ended June 30, 2015 and 2014. The difference between the pension expense (benefit) for ratemaking and financial statement purposes, and the amount computed above has been deferred as regulatory assets and is not included in the prepaid pension cost noted above.

The NYPSC has allowed the Gas Company to recover incremental cost associated with other post-retirement benefits through rates on a current basis. Other post-retirement benefit expense (benefit) for ratemaking and financial statement purposes was approximately $55,396 for the nine months ended June 30, 2015 and 2014. The difference between the other post-retirement benefit expense (benefit) for ratemaking and financial statement purposes, and the amount computed above has been deferred as regulatory assets and is not included in the prepaid cost noted above.

Contributions

The Gas Company expects to contribute $1.0 million to its Pension Plan and $68,000 to its other Post Retirement Benefit Plan in fiscal year 2015. A total of $747,786 has been paid to the Pension Plan for the first nine months of this fiscal year.

Note 3 – Financing Activities

On July 3, 2014, the Gas Company entered into a Multiple Disbursement Term Note and Credit Agreement in the amount of $3,796,000 with Manufacturers and Traders Trust Company (“M&T). As collateral, the Gas Company granted M&T a security interest in all utility property, plant and equipment, contract rights, easements, rights of way, etc. of the Gas Company. From July 3, 2014 to November 29, 2014 (“Draw Period”), the Note was payable as interest only at the prime interest rate in effect at time of draw. On November 30, 2014 the Note converted to a term loan payable monthly for five years at an interest rate of 2.75 percentage points above the sum of the yield on United States Treasury Obligations to a constant maturity of five years plus the “ask” side of the five-year LIBOR swap. The monthly repayment amount is calculated on a ten year amortization schedule. A final payment equal to the outstanding principal and interest will be due on the maturity date. This Note funded construction projects in our NYPSC mandated repair/replacement program for 2014. As of the loan conversion on November 30, 2014, the Gas Company had drawn the total amount of the note, with $943,451 drawn during the quarter ended December 31, 2014. The interest rate for this loan is 4.39% with monthly payments of $39,257.

For our consolidated operations, we have an $8.5 million revolving line of credit with Community Bank, N.A .with an interest rate calculated as the 30-day LIBOR plus 2.8%. The amount outstanding under this line on June 30, 2015 was approximately $5.7 million with an interest rate of 2.9822%. As security for the Gas Company’s line of credit, Community Bank has a purchase money interest in all of our natural gas purchases utilizing funds advanced by Community Bank under the line-of-credit agreement and all proceeds of sale of the gas to customers and related accounts receivable. Under the terms of this line the Gas Company is required to maintain a debt to tangible net worth ratio of less than 2.5 to 1.0 and a debt service coverage ratio of 1.1 to 1.0 as defined in the credit agreement. We rely heavily on our credit line to finance the purchase of gas that we place in storage.

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

The Holding Company has determined the fair value of certain assets through application of FASB ASC 820 “Fair Value Measurements and Disclosures”.

Fair value of assets and liabilities measured on a recurring basis at June 30, 2015 and September 30, 2014 are as follows:

Fair Value Measurements at Reporting Data Using:

	Fair Value	Quoted Prices In Active Market for Identical Assets/Liabilities(Level1)	Level2	Level 3
June 30, 2015 Available-for-sale securities	$2,221,143	$2,221,143	0	0

September 30, 2014 Available-for-sale securities	$2,308,138	$2,308,138	0	0

A summary of the marketable securities at June 30, 2015 and September 30, 2014 is as follows:

	Cost Basis	Unrealized Gain	Unrealized Loss	Market Value
June 30, 2015
Cash and equivalents	$ 157,356	-	-	$ 157,356
Metlife stock Value	51,185	-	-	51,185
Government and agency bonds	301,673	-	2,036	299,637
Corporate bonds	258,383	-	7,915	250,468
Mutual funds	56,515	-	4,732	51,783
Equity securities	1,278,262	132,452	-	1,410,714
	$ 2,103,374	132,452	14,683	$ 2,221,143

	Cost Basis	Unrealized Gain	Unrealized Loss	Market Value
September 30, 2014
Cash and equivalents	$ 59,096	-	-	$ 59,096
Metlife stock value	51,185	-	-	51,185
Government and agency bonds	301,673	-	4,029	297,644
Corporate bonds	303,428	-	5,050	298,378
Mutual funds	56,515	-	449	56,066
Equity securities	1,342,789	202,980	-	1,545,769
Total securities	$ 2,114,686	202,980	9,528	$ 2,308,138

Realized gains included in earnings for the periods reported in investment income as follows:

Investment Income

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Total realized gains included in earnings	$4,525	$9,390	$97,423	$871

Financial assets and liabilities valued using level 1 inputs are based on unadjusted quoted market prices as of the close of business on the days noted within active markets.

Note 5 – Common Stock and Dividends

For the fiscal year to date there were 14,759 shares issued for $27,070 of cash, $124,037 of services and $97,608 of DRIP (dividend reinvestment program). There were 7,817 shares issued to directors, 376 shares sold to Leatherstocking Gas, which used the shares to compensate its independent director, Carl Hayden, 5,066 shares issued to various investors under the dividend reinvestment program and 1,500 options exercised.

Dividends are accrued when declared by the board of directors. At its regular meeting on December 19, 2014, the board of directors approved a quarterly dividend of $.135 a share. This dividend was paid on January 15, 2015 to shareholders of record on December 31, 2014. At its regular meeting on January 20, 2015, the board of directors approved an increase in the quarterly dividend to $.145 a share. This dividend was paid on April 15, 2015 to shareholders of record on March 31, 2015 and on July 15, 2015 to shareholders of record on June 30, 2015.

As of November 12, 2013, the Holding Company registered 129,004 shares of common stock with a par value of $.01 per share for a dividend reinvestment program. During the nine months ended June 30, 2015, 5,066 shares have been issued under this program.

At a special meeting on December 2, 2013, the board of directors of the Gas Company approved the payment and transfer of a dividend of $1.5 million to the Holding Company for the quarter ended December 31, 2013, payable on the same day. At a regular meeting on April 7, 2015, the board of directors of the Gas Company approved the payment and transfer of a dividend of $1.0 million to the Holding Company. These transactions are eliminated in consolidation.

Note 6 – Leatherstocking Companies

The Holding Company has an interest in Leatherstocking Gas, a joint venture with Mirabito Regulated Industries accounted for by the equity method. This joint venture is currently moving forward on expansions to several areas in the northeast. The Holding Company and Mirabito Regulated Industries each own 50% of the joint venture and each appoints three managers to operate Leatherstocking Gas. The seventh manager is a neutral manager agreed to by the Holding Company and Mirabito Regulated Industries who is not an officer, director, or employee of either company, currently Carl T. Hayden. The current managers are Joseph P. Mirabito, John J. Mirabito and William Mirabito from Mirabito Regulated Industries; Matthew J. Cook, Michael I. German and Russell S. Miller from the Holding Company; and Carl T. Hayden as the neutral manager. Michael I. German is the Chief Executive Officer and President of the Holding

Company and is also a stockholder and current board member of the Holding Company. Joseph P. Mirabito and William Mirabito are stockholders and current board members of the Holding Company. Leatherstocking Gas has received franchises from the Village and Town of Sidney, Village and Town of Bainbridge, Village and Town of Windsor, Village and Town of Unadilla, and Village and Town of Delhi in New York. Leatherstocking Gas’ petition for authority to exercise its franchises in the Town and Village of Winsor is currently pending before the NYPSC. In addition, Leatherstocking Gas has acquired sixteen franchises in Susquehanna and Bradford Counties, Pennsylvania. Leatherstocking Gas has met with potential customers and public officials, as well as attended public hearings, and believes there is interest in acquiring gas service. On July 25, 2013, Leatherstocking Gas signed a loan agreement with Five Star Bank for $1.5 million to finance the construction in Bridgewater, Pennsylvania. This agreement increased to $1.8 million before converting to a long-term note. Construction in the Township of Bridgewater began in July 2013 and Leatherstocking Gas began serving customers in October 2013. Construction of the Borough of Montrose system started in the spring of 2014 and construction started in the Township of Dimock in November 2014. Leatherstocking Gas currently serves nearly 200 customers in these boroughs and townships. On August 28, 2014, Leatherstocking Gas, as borrower, and Leatherstocking Pipeline as guarantor, entered into a loan agreement with Five Star Bank for up to $4 million over two years to finance the work and services required for the infrastructure costs and ongoing costs of underground piping construction projects in Montrose, Bridgewater and Dimock, Pennsylvania. This agreement requires equity investments from the Holding Company and Mirabito Regulated Industries for a total of 66% of all amounts borrowed. During the nine months ended June 30, $2,500,000 was borrowed and both the Holding Company and Mirabito Regulated Industries invested $850,000. As of June 30, 2015, Leatherstocking Gas has drawn the $4 million available over the two year period on this loan. In February 2015 Leatherstocking Gas purchased a 1.5 mile high pressure gas main along with a meter, heater and regulator station for $900,000. This purchase was funded with a new loan agreement with Five Star Bank for $540,000 and investment from the Holding Company and Mirabito Regulated Industries of $180,000 each for total investments of $1,030,000 by each for the nine months ended June 30, 2015. The new note matures on March 1, 2020 with an interest rate of 4.58%. With this purchase, Leatherstocking Gas began service to a large industrial customer.

The interests in Leatherstocking Pipeline, which was formed with the same structure and managers as Leatherstocking Gas, are also held by the Holding Company. Leatherstocking Pipeline is an unregulated company whose purpose is to serve one customer in Lawton, Pennsylvania. In the spring and summer of 2012, Leatherstocking Pipeline built and placed in service facilities to serve that customer.

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

The following table represents the Holding Company’s investment activity in the Joint Ventures for the nine months ended June 30, 2015 and June 30, 2014:

	2015	2014
Beginning balance in investment in joint ventures	$1,280,757	$587,678
Investment in joint ventures during nine months ended June 30	1,030,000	650,000
(Loss) on joint ventures during nine months ended June 30	(57,100)	(65,706)
Ending balance in joint ventures	$2,253,657	$1,171,972

As of and for the nine months ended June 30, 2015, the Joint Ventures had combined assets of $11 million, combined liabilities of $6.5 million and combined net losses of approximately $114,000. As of and for the nine months ended June 30, 2014, the Joint Ventures had combined assets of $5 million, combined liabilities of $2.6 million and combined net losses of approximately $131,000.

Note 7 – Effective Tax Rate

Income tax expense for the nine months ended June 30 is as follows:

	2015	2014
Current	$ —	$ —
Deferred	1,482,723	1,593,905
Total	$ 1,482,723	$ 1,593,905

Actual income tax expense differs from the expected tax expense (computed by applying the federal corporate tax rate of 34% before income tax expense) as follows:

	2015	2014
Expected federal tax expense	$ 1,332,619	$ 1,468,541
State tax expense (net of federal)	$ 267,054	$ 202,400
Other, net	(116,950)	(77,036)
Actual tax expense	$ 1,482,723	$ 1,593,905

On February 3, 2015, the Gas Company was notified that the federal return for the period ended September 30, 2011, will be examined. At this time, the Holding Company and Gas Company do not know of any material financial impact as a result of the audit. The Gas Company was also notified during the quarter ended March 31, 2015 that the Internal Revenue Service had finished their examination of the federal return for the period ended September 30, 2012 with no changes ordered.

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

The Holding Company’s primary business, through its subsidiary Corning Gas is natural gas distribution. Corning Gas serves approximately 15,000 residential, commercial, industrial and municipal customers in the Corning, Hammondsport and Virgil, New York, areas and two other gas utilities which serve the Elmira and Bath, New York, areas. It is franchised to supply gas service in all of the political subdivisions in which it operates. It also transports and compresses gas for a gas producer from its gathering network into an interstate pipeline. It is under the jurisdiction of the New York Public Service Commission (“NYPSC”) which oversees and sets rates for New York gas distribution companies. In addition, the Gas Company has contracts with Corning Incorporated and Woodhull Municipal Gas Company, a small local utility, to provide maintenance service on their gas lines. Additionally Leatherstocking Gas distributes gas in Susquehanna and Bradford Counties, Pennsylvania, and Leatherstocking Pipeline, an unregulated company, serves one customer in Lawton, Pennsylvania.

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

We believe our key performance indicators are net income, stockholders’ equity and the safety of our system. For the three months ended June 30, 2015, net income decreased by $371,816 compared to the same period in 2014 mainly due to unfavorable regulatory reconciliations along with higher operating and depreciation expenses. For the nine months ended June 30, 2015, net income decreased $288,590 compared to the same period in 2014 for substantially identical reasons. Because the Holding Company’s principal operations are conducted through Corning Gas, a regulated utility company, stockholders’ equity is an important performance indicator. The NYPSC allows Corning Gas to earn a just and reasonable return on stockholders’ equity as determined under applicable regulations. We believe this does not have a significant effect on our liquidity because even with our rate of return limited, we have sufficient cash collected from our earnings to support operations. Stockholders’ equity is, therefore, a precursor of future earnings potential. For the twelve months ended June 30, 2015, stockholders’ equity increased from $27,790,401 to $27,956,974. We plan to continue our focus on building stockholders’ equity. Safety and efficiency indicators include leak repair, main and service replacements and customer service metrics. In fiscal year 2015 to date, we have spent $4.1 million on reliability projects and safety-related infrastructure improvements. For the first nine months of fiscal 2015 we repaired 196 leaks, replaced 335 bare steel services and replaced 30,354 feet of bare steel main.

Key Performance Indicators:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Net Income	$177,743	$549,559	$2,436,744	$2,725,334
Shareholders’ equity	$27,956,974	$27,790,974	$27,956,974	$27,790,401
Shareholders’ per weighted average share	$11.44	$11.57	$11.47	$11.40

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

Utility operating revenues decreased $1.2 million in the three months ended June 30, 2015 and $2.8 million for the nine months ended June 30, 2015 compared to the same periods last year mainly due to lower gas costs (a pass through expense) and less favorable regulatory amortizations of $103,728 for MFC and $75,891 for RDM. Additionally, local production revenues decreased by $3,940 for the three months and $2,378 for the nine months ended June 30, 2015 compared to the same periods last year. Part of our monthly volumetric charge for local production revenues is now being recognized as a deferral due to customers per the last rate case. The NYPSC is allowing Corning Gas recovery in revenues to offset our costs of building certain projects. As of fiscal year 2011, we are recognizing the revenue and also increasing the accumulated depreciation and depreciation expense for those recoveries. In November 2013, the compressor station and related assets were fully depreciated. As a result, 80% of certain payments from producers are no longer recognized as revenue earned which is consistent with public utility accounting. These payments amounted to $125,603 for the nine months ended June 30, 2014. Other utility revenue decreased $252,490 for the three months ended June 30, 2015 and $383,756 for the nine months ended June 30, 2015 compared to last year mainly because of the Revenue Decoupling Mechanism (“RDM”) monthly reconciliation and annual reconciliations for RDM and Merchant Function Charge (“MFC”). The RDM is a rate adjustment intended to prevent the potential for reduced revenues due to customer conservation from becoming a disincentive to utilities to pursue conservation measures. The MFC is a customer charge intended to reflect the administrative costs related to the acquisition and management of natural gas supplies. Both are subject to annual reconciliations. Both RDM and MFC reconciliations have been affected by the colder than usual weather causing higher volumes of gas sold and revenues on a per customer basis as measured at April 30, 2015, the end of the rate plan. There has also been a movement by residential customers from marketers to system supply. Customers who use our system supply are charged a volumetric MFC. Both factors caused an over-collection compared to targets and negative revenue reconciliations.

The following table summarizes our utility operating revenue:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Retail revenue:
Residential	$ 2,594,559	$ 3,296,386	$ 11,710,437	$ 13,281,012
Commercial	377,901	549,886	1,805,813	2,272,931
Transportation	923,298	897,419	3,573,467	3,555,892
Total retail revenue	3,895,758	4,743,691	17,089,717	19,109,835

Wholesale	320,525	415,078	1,925,982	2,335,143
Local production	237,155	241,095	668,789	671,167
Other utility revenues	(31,669)	220,821	267,801	651,557
Total utility operating revenue	$ 4,421,769	$ 5,620,685	$ 19,952,289	$ 22,767,702

The following tables further summarize other income on the operating revenue table:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Other utility revenues:
Customer discounts forfeited	$ 35,280	$ 45,689	$ 91,797	$ 100,791
Reconnect fees	931	1,200	4,049	3,680
Other gas revenues (see below)	(69,543)	171,539	166,846	539,502
Surcharges	1,663	2,393	5,109	7,584
Total other utility revenues	($ 31,669)	$ 220,821	$ 267,801	$ 651,557

	2015	2014	2015	2014
Other gas revenues:
DRA carrying costs	$ 1,148	$ 1,855	$ 4,249	$ 4,594
Monthly RDM amortizations	(60,675)	74,576	(248,935)	91,739
Local production revenues	30,853	—	83,454	—
Capacity release revenues	—	—	46,674	—
Annual RDM reconciliation	(15,216)	—	88,851	62,909
Annual MFC reconciliation	(103,728)	—	(103,728)	—
Contract customer target reconciliation	78,075	95,108	296,281	380,260
	($ 69,543)	$ 171,539	$ 166,846	$ 539,502

Gas purchases are our largest expense. Purchased gas expense decreased $1.0 million for the three months ended June 30, 2015 and $2.7 million for the nine months ended June 30, 2015 compared to the same periods last year due primarily to lower gas prices on purchases for the period.

Margin (the excess of utility operating revenues over the cost of natural gas purchased) percentage increased 11.52% for the three months and 7.7% for the nine months ended June 30, 2015 compared to the same periods last year primarily because of the rate increase and lower gas prices. Margin decreased $291,461 for the three months and $128,131 for the nine months ended June 30, 2015 compared to the same periods last year. This decline was attributable to regulatory reconciliations of $103,728 for MFC, $75,891 for RDM and an adjustment to purchase gas of $46,674 to recognize a prior period capacity release re-calculation. The Gas Company sells unused pipeline capacity in the secondary market and is allowed to keep 15% of the revenue resulting from these sales.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014

Utility operating revenues	$ 4,421,769	$ 5,620,685	$ 19,952,289	$ 22,767,702
Natural gas purchased	958,163	1,865,618	6,616,534	9,303,816
Margin	$ 3,463,606	$ 3,755,067	$ 13,335,755	$ 13,463,886
Margin %	78.33%	66.81%	66.84%	59.14%

Operating and Interest Expenses

Operating and maintenance expense increased $261,369 in the third quarter of fiscal 2015 and $495,905 for the year to date compared to the same periods of fiscal 2014 mainly because of increased insurance costs, increased pension administration costs, increased fees related to audit consultations, increased regulatory expense due to net plant reconciliation and increased costs due to our leak repair project. Depreciation expense increased $55,832 for the quarter ended June 30, 2015 because of added plant and accelerated recovery on certain projects allowed by the NYPSC. Depreciation expense increased only by $33,852 for the year-to-date compared to the same period in 2014 because in November 2013, the compressor station and related assets were fully depreciated. As a result, 80% of certain payments from producers were no longer recognized as depreciation expense because the Gas Company was recording depreciation in the amount of revenue earned which is consistent with public utility accounting. Other deductions, net decreased $36,381 in this quarter compared to last quarter due mainly to lower amortizations for debt issuance. There was a decrease of $275,310 for the nine months ended June 30, 2015 for other deductions, net, due mainly to $228,002 of one-time organizational costs for the Holding Company start-up recognized in the first quarter of fiscal 2014. Interest expense showed an increase of $33,183 for the quarter and $53,716 from fiscal 2014 to 2015 due to new debt instruments.

Net Income

Net income decreased $371,816 for the three months and $288,590 for the nine months ended June 30, 2015 compared to the same periods in 2014 due primarily to unfavorable regulatory reconciliations partially offset by the rate increase. In the third quarter of fiscal 2015 the Gas Company recognized pre-tax expenses associated with a MFC reconciliation of $103,728, RDM reconciliations of $75,891 and a net plant reconciliation of $76,501. The MFC and RDM reconciliations have been discussed previously as part of “Revenue and Margin”. Net plant was compared to targets in the 2012 rate plan based on monthly targets for the entire three years of the plan and compared to actual additions to plant during the period. The decline in net income for the quarter is primarily the result of these regulatory adjustments which also affects the year to date figures. Also contributing to increased costs during the current quarter were legal and accounting expenses incurred in responding to a Securities and Exchange Commission Comment Letter for the period ending September 30, 2014 amounting to $13,000 and expense for acceleration of our leak survey and repair project of approximately $72,000 for the quarter. These costs are also pre-tax expenses for the quarter. Without the regulatory reconciliations and expenses listed above, income for the current quarter was comparable to the same quarter in the previous year.

Liquidity and Capital Resources

Internally generated cash from operating activities consists of net income, adjusted for non-cash expenses, and changes in operating assets and liabilities. Non-cash items include depreciation and amortization; gain on investment and deferred income taxes. Over or under-recovered gas costs significantly impact cash flow. In addition, there are significant year-to-year changes in regulatory assets that impact cash flow. The Gas Company’s cash flow is seasonal. Cash expenditures are the highest in the summer and fall months when we refill gas storage and conduct our construction programs. Our cash receipts are highest during the heating season.

On July 15, 2015, the Gas Company, the staff of the NYPSC, and other parties to the Gas Company’s most recent NYPSC rate proceeding (Case 11-G-0280) filed a joint proposal for an extension of the Gas Company’s 2012 Gas Rate Plan (the “Extension Joint Proposal”)

Under an earnings sharing mechanism contained in the Joint Proposal, however, Corning Gas is allowed to retain all earnings above 9.50% up to and including 10.25%, 50% of earnings above 10.25% up to and including 11.00%, 25% of earnings above 11.00% up to and including 11.75%, and 10% of earning above 11.75%.  We believe that these limits do not have a significant effect on our liquidity because even at those limits we have sufficient cash collected from our earnings to support operations.

Capital expenditures are the principal use of internally generated cash flow. As part of our 2012 rate order by the NYPSC, we have estimated capital expenditures to upgrade our distribution system of approximately $4.0 million in each calendar year from 2015 to 2017. Cash flows from operations are more than sufficient to cover our operating needs; however to fund capital expenditures we need to draw on both operating cash and new debt and/or equity. In fiscal year 2015 to date, we have spent approximately $4.1 million on projects and safety-related infrastructure improvements. This, in conjunction with our growth projects, creates liquidity pressure on the Gas Company. We anticipate that our aggressive capital construction program will continue to require the Gas Company to raise new debt and/or equity.

Cash flows from financing activities consist of repayment of long-term debt, new long-term borrowing, borrowings and repayments under our lines-of-credit, quarterly dividends paid and equity issuances. For our consolidated operations, we have an $8.5 million revolving line of credit with an interest rate calculated as the 30-day LIBOR plus 2.8%. The amount outstanding under this line on June 30, 2015 was approximately $5.7 million with an interest rate of 2.9822%. As security for the Gas Company’s line of credit, Community Bank has a purchase money security interest in all of our natural gas purchases utilizing funds advanced by Community Bank under the line-of-credit agreement and all proceeds of sale of the gas to customers and related accounts receivable. Under the terms of this line the Gas Company is required to maintain a debt to tangible net worth ratio of less than 2.5 to 1.0 and a debt service coverage ratio of 1.1 to 1.0 as defined in the credit agreement. We rely heavily on our credit lines to finance the purchase of gas that we place in storage.

We have approximately $16.2 million in long term debt outstanding including current year installments as of June 30, 2015. We repaid approximately $2.1 million in the first nine months of fiscal 2015 consistent with the requirements of our debt instruments and refinancing activities.

The Gas Company is in compliance with all of our loan covenants as of June 30, 2015.

During this quarter, we mainly injected gas into storage and as of June 30, 2015, had a balance of $913,484 worth of gas in storage. During the fourth quarter, we will be injecting gas into storage to have sufficient gas to supply our customers for the next winter season.

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

On May 24, 2011, the Gas Company filed Case 11-G-0280, a base rate case that requested an increase in revenues of $1,429,281 (or 6.63% on an overall bill rate basis) in the 12 months ending April 30, 2013, and by the same dollar amount in the two succeeding 12-month periods (ending April 30, 2014, and April 30, 2015). On January 13, 2012 the Gas Company, the Staff of the NYPSC and other intervenor parties filed a Joint Proposal (the “2012 Joint Proposal”) with the NYPSC to resolve all issues in the rate case. The 2012 Joint Proposal provided for revenue increases to the Gas Company’s rates in the first year (May 1, 2012 to April 30, 2013) of $944,310; in year two (May 1, 2013 to April 30, 2014) of $899,674; and in year three (May 1, 2014 to April 30, 2015) of $323,591. The 2012 Joint Proposal also provided the Gas Company the opportunity to earn $545,284 from local production before sharing, a 118% increase from the $250,000 allowed previously. The 2012 Joint Proposal also provided for property tax reconciliation, treatment of future local production investment, cost allocations to the Gas Company’s new Leatherstocking operations, consolidation of the three divisional rate tariffs into a single rate tariff and recovery of forecasted capital and operation and maintenance costs for the period May 1, 2012 to April 30, 2015 based on a 9.5% return on equity. The cumulative potential revenue increases over the three years totaled $4,955,869. On April 20, 2012 the NYPSC issued a final order in the case accepting the 2012 Joint Proposal, with rates effective May 1, 2012.

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

On January 8, 2015, the Gas Company filed with the NYPSC a notice of impending settlement negotiations in Case 11-G-0280, identifying the issues expected to be addressed in those negotiations, principally a possible extension of the 2012 Joint Proposal, and noting the measures necessary to effect such an extension.  On July 15, 2015 the Company, PSC Staff and the other parties to Case 11-G-0280 filed a Joint Proposal for an Extension of the Gas Rate Plan ("Extension Joint Proposal"). This Extension Joint Proposal, if approved, will settle all contested issues among the parties pertaining to an extension, with modifications, of the original 2012 Joint Proposal’s three-year Gas Rate Plan. Except as modified by the Extension Joint Proposal, the terms of the 2012 Joint Proposal will continue in effect and subject to the adjustments permitted in the Extension Joint Proposal, the delivery rates established by the 2012 Joint Proposal will continue in effect through April 30, 2017. The Extension Joint Proposal provides for the Gas Company to establish a “Safety and Reliability” customer surcharge on its customers to recover certain carrying costs on approved infrastructure improvements for the period of the extension. The proposal also resolves a property tax issue and requires the Gas Company to return to customers a “Gas System Benefit Charge” over-collection (a regulatory liability of the Gas Company) over a three-year period. NYPSC action on the Extension Joint Proposal is expected in October 2015, although it is possible that the NYPSC could act on the Extension Joint Proposal at a later time.

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

On February 8, 2012, the Gas Company filed a petition in Case 12-G-0049 requesting authorization to issue $12,650,000 in debt and $12,650,000 in equity to support the utility infrastructure and growth programs ($20,950,000), Leatherstocking ($1,800,000) and non-utility investments ($2,500,000). As a result of discussions with the NYPSC Staff, the Gas Company requested that the petition be bifurcated and that the NYPSC immediately review and approve that portion of the petition’s funding request pertaining to the Gas Company’s gas distribution system. On May 17, 2012, the NYPSC acted on the petition. The Gas Company was authorized to issue long-term debt up to $9,000,000 and authorized to issue common stock, convertible preferred stock and stock warrants up to $9,000,000, no later than December 31, 2016. During the preparation of a new debt financing petition with the NYPSC, the Gas Company discovered that it had inadvertently not filed notice to the Commission of issuance of debt on August 13, 2013 and September 3, 2013 in the amounts of $750,000 and $2,329,223 respectively. The total amount issued under Commission Order Case 12-G-0049 amounted to $10,440,223. Therefore, the Company exceeded the $9,000,000 authorized in Case 12-G-0049 by $1,440,223. The Company on August 3, 2015 filed with NYPSC notifying it of the two above reference loan issuances. The Company will file a new debt petition for approximately $35.0 million to fund its capital expenditures for the period 2015-2021 no later than August 7, 2015. The Gas Company has deducted the amount of $1,440,223 from its request and will ask for retroactive approval of the amount issued. NYPSC action is expected in the fourth quarter of 2015.

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

On June 3, 2015 Leatherstocking Gas filed a petition with the PAPUC requesting authorization to issue a commercial promissory note in the amount of $5,668,963. On July 8, 2014 the PAPUC issued an order in Docket No. S-2015-2486104 approving the petition.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains statements which, to the extent they are not recitations of historical facts, constitute "forward-looking statements" within the meaning of the Securities Litigation Reform Act of 1995 (Reform Act). The words "estimate", "project", "anticipate", "expect", "intend", "believe", "could" and similar expressions are intended to identify forward-looking statements. All such forward-looking statements are intended to be subject to the safe harbor protection provided by the Reform Act. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be achieved. As forward looking statements, these statements involve risks, uncertainties and other factors that could cause actual results to differ materially from the expected results. Accordingly, actual results may differ materially from those expressed in any forward looking statements. Factors that could cause results to differ materially from our management's expectations include, but are not limited to, those listed under Item 1A - "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended September 30, 2014, in addition to:

*	the effect of any interruption in our supply of natural gas or a substantial increase in the price of natural gas,

*	our ability to successfully negotiate new supply agreements for natural gas as they expire, on terms favorable to us, or at all,

*	the effect on our operations of any action by the NYPSC, with respect to Corning Gas or PAPUC, with respect to our joint venture interest in Leatherstocking Gas Company, LLC,

*	the effect of any litigation,

*	the effect on our operations of unexpected changes in any other applicable legal or regulatory requirements,

*	the amount of natural gas produced and directed through our pipeline by producers,

*	our ability to obtain additional equity or debt financing to fund our capital expenditure plans and for general corporate purposes,

*	our successful completion of various capital projects and the use of pipelines, compressor stations and storage by customers and counterparties at levels consistent with our expectations,

*	our ability to retain the services of our senior executives and other key employees,

*	our vulnerability to adverse general economic and industry conditions generally and particularly the effect of those conditions on our major customers,

*	the effect of any leaks in our transportation and delivery pipelines, and

*	competition to our gas transportation business from other pipelines.
24

Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update any forward-looking statement in light of new information or future events.

Item 4 - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2015, the Holding Company’s management, with the participation of the Holding Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Holding Company’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon the Holding Company’s evaluation, the Holding Company’s principal executive officer and principal financial officer each concluded that the Holding Company’s disclosure controls and procedures are effective as of June 30, 2015.

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

PART II.

OTHER INFORMATION

Item 1. Legal Proceedings.

The Gas Company has lawsuits pending of the type incurred in the normal course of business and the Holding Company and the Gas Company believe that any potential losses should be covered by insurance, subject to deductibles, and will not have a material adverse impact on the Holding Company, the Gas Company or their operations or financial condition.

Item 1A. Risk Factors.

Please refer to risk factors listed under Item 1A – “Risk Factors” of the Holding Company’s Form 10-K for the fiscal year ended September 30, 2014, for disclosure relating to certain risk factors applicable to the Gas Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information.

None

Item 6. Exhibits

31.1*	Certification of the Chief Executive Officer and President pursuant to 17 CFR Section 240.13a-14

31.2*	Certification of the Chief Financial Officer and Treasurer pursuant to 17 CFR Section 240.13a-14

32.1**	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	The following materials from the Corning Natural Gas Holding Corporation Quarterly Report on Form 10-Q for the period ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language):
	(i)	the Consolidated Balance Sheets at June 30, 2015 and September 30, 2014,
	(ii)	the Consolidated Statements of Income and Comprehensive Income for the three months and nine months ended June 30, 2015 and June 30, 2014
	(iii)	the Consolidated Statements of Cash Flows for the nine months ended June 30, 2015 and June 30, 2014, and
	(iv)	related notes to the Condensed Consolidated Financial Statements.

*Filed herewith

**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORNING NATURAL GAS HOLDING CORPORATION

Date: August 14, 2015	By: /s/ Michael I. German
Michael I. German, Chief Executive Officer and President
(Principal Executive Officier)

Date: August 14, 2015	By: /s/ Firouzeh Sarhangi
Firouzeh Sarhangi, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

