Form 10-K
period 2015-09-30
Corning Natural Gas Holding Corp
filed 2015-12-23
CIK 1582244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2015

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

Large accelerated Filer [ ] Accelerated Filer [ ] Non-Accelerated Filer [ ] Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company. YES [ ] NO [X]

The aggregate market value of the 1,694,021 shares of the Common Stock held by non-affiliates of the Registrant at the $20.00 average of bid and asked prices as of the last business day of registrant’s most recently completed second fiscal quarter, March 31, 2015, was $33,880,420.

Number of shares of Common Stock outstanding as of the close of business on December 1, 2015: 2,463,574

DOCUMENTS INCORPORATED BY REFERENCE

In accordance with General Instruction G(3) of Form 10-K, certain information required by Part III will either be incorporated by reference to the definitive proxy statement for Corning Natural Gas Holding Corporation’s Annual Meeting of Shareholders filed within 120 days after September 30, 2015, or will be included in an amendment to this Form 10-K filed within that period.

Information contained in this Form 10-K for fiscal 2015 period which is incorporated by reference contains certain forward looking statements which may be impacted by factors beyond the control of the Company, including but not limited to natural gas supplies, regulatory actions and customer demand. As a result, actual conditions and results may differ from present expectations. See “Cautionary Statement Regarding Forward-Looking Statements” below.

Tables of Contents

For the Fiscal Year Ended September 30, 2015

	Contents

Part I

Item 1	Business	1
Item 1A	Risk Factors	3
Item 2	Properties	6
Item 3	Legal Proceedings	6
Item 4	Mine Safety Disclosures	6
Part II
Item 5	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	6
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
Item 8	Financial Statement and Supplementary Data	18
Item 9	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	18
Item 9A	Controls and Procedures	18
Item 9B	Other Information	19
Part III
Item 10	Directors, Executive Officers and Corporate Governance	19
Item 11	Executive Compensation	19
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	19
Item 13	Certain Relationships and Related Transactions, and Director Independence	19
Part IV
Item 15	Exhibits and Financial Statement Schedules Signatures	20

EXPLANATORY NOTE

Corning Natural Gas Holding Corporation (“Holding Company”) is a successor issuer to Corning Natural Gas Corporation (“Gas Company”) as of November 12, 2013 as a result of a share-for-share exchange, creating a holding company structure. As of November 12, 2013, the Gas Company became a wholly-owned subsidiary of Holding Company.

As used in this Form 10-K, the terms “Gas Company,” “Corning Gas,” “we,” “us,” and “our” mean Corning Natural Gas Corporation, unless the context clearly indicates otherwise. Except as otherwise stated, the information contained in this Form 10-K is as of September 30, 2015.

PART I

ITEM 1 – BUSINESS

General

Corning Natural Gas Holding Corporation (“Holding Company”) was incorporated in New York in July 2013 to serve as a holding company for Corning Natural Gas Corporation (the “Gas Company” or “Corning Gas”) and its dormant subsidiary Corning Natural Gas Appliance Corporation (“Appliance Company”). The Holding Company has 50% ownership interests in our joint ventures, Leatherstocking Gas Company, LLC and Leatherstocking Pipeline Company, LLC.

The Holding Company’s and the Gas Company’s principal executive offices are located at 330 W. William Street, Corning New York 14830 and the telephone number is (607) 936-3755.

Business

The Holding Company’s primary business, through its subsidiary Corning Gas, is natural gas distribution. Corning Gas serves residential, commercial, industrial and municipal customers in the Corning, Hammondsport and Virgil, New York, areas and to two other gas utilities which service the Elmira and Bath, New York, areas. It is franchised to supply gas service in all of the political subdivisions in which it operates. It also transports and compresses gas for a gas producer from its gathering network into an interstate pipeline. It is under the jurisdiction of the New York Public Service Commission (“NYPSC”) which oversees and sets rates for New York gas distribution companies. In addition the Holding Company owns 50% of Leatherstocking Gas LLC, a utility that distributes gas in Susquehanna and Bradford Counties, Pennsylvania, and has an application pending before the NYPSC for authority to provide gas distribution services in Broome County, New York. The Holding Company also owns 50% of Leatherstocking Pipeline, an unregulated company currently supplying gas fromWilliams’ Laser Pipeline to one customer in Lawton, Pennsylvania.

Gas Supply

We have contracted with various sources to provide natural gas to our distribution system. We contract for pipeline capacity, as well as storage capacity of approximately 736,000 dekatherms (“Dth”). Prior to 2014, the Gas Company contracted with a third party to manage its gas supply and storage. After that date we began to manage our transportation and storage capacity with internal resources.

We have secured the NYPSC-required fixed price and storage gas supply for the 2015-2016 winter season and are managing our storage and gas supply contracts following our gas supply and acquisition plan. Assuming no extraordinary conditions for the winter season, gas supply, flowing and storage, will be adequate to serve our approximately 15,000 customers. We do not expect a shortage of natural gas to impact our business over the next five to ten years. Natural gas supply over the last several years has been positive, and domestic reserves and production have increased. This is especially true in proximity to our distribution network. We likewise anticipate no shortages of the necessary pipes and valves for safe distribution of natural gas, and continue to receive material inventory from various reliable sources.

Seasonality

Because our business is highly seasonal in nature, sales for each quarter of the year vary and are not comparable. Sales vary depending on seasonal variations in temperature.

Significant Customers

We have four major customers, Corning Incorporated, New York State Electric & Gas, Bath Electric, Gas & Water Systems, and Repsol Energy North America (“Repsol”, formerly Talisman Energy USA Incorporated). Although Repsol is a significant customer, we do not deliver gas to it. Rather we receive gas from several of its gathering systems and wells, and transport its gas through our system. These customers accounted for approximately 18.8% of our revenues in fiscal 2015 and 17.7% in fiscal 2014. The loss of any of these customers would have an adverse or material impact on our financial results.

Employees

The Gas Company had 58 employees as of September 30, 2015, and 57 as of September 30, 2014. Of this total, nearly half are union labor working under an agreement effective until April 2, 2018.

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

Environmental Regulation

We believe we are in compliance with present federal, state and local provisions relating to the protection of the environment. We do not expect that continued compliance with these requirements will have any material adverse effect on our capital expenditures, earnings and financial position. The Gas Company has no former manufactured gas plant sites (MGP) and is not a party to any environmental proceedings, litigation or complaints.

Regulatory Matters

The Gas Company is regulated by the NYPSC. On October 19, 2015, the NYPSC adopted the terms of a Joint Proposal for Extension of Gas Rate Plan (“Extension Joint Proposal”) by the Staff of the NYPSC, the Gas Company and other parties to the proceedings. This Extension Joint Proposal settled all contested issues among the parties pertaining to an extension, with modifications, of the original 2012 Joint Proposal’s three year Gas Rate Plan. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Regulatory Matters” for key terms of the order.

Other Recent Developments

As previously reported, on October 13, 2015, the Holding Company entered into a Stock Purchase Agreement with Orange and Rockland Utilities, Inc. for the purchase of all of the outstanding capital stock of Pike County Light & Power Company, a Pennsylvania corporation operating as a regulated electric and gas utility serving approximately 5,800 customers in Pike County, Pennsylvania. The purchase price for the stock of Pike County Light & Power is $13.1 million, with a closing date working capital adjustment which will require the Holding Company to pay no more than $3 million for working capital, and assumption of $3.2 million in Pike County Light & Power’s outstanding bonds. In addition, Orange and Rockland has agreed to provide transition assistance pursuant to a Transition Services Agreement, and to continue to supply electric power and gas to Pike County pursuant to Electric and Gas Supply Agreements. The Gas and Electric Supply Agreements are each for a term of 36 months, with up to three 12-month renewal terms. Consummation of the acquisition is subject to various conditions including, among others, regulatory filings and approvals. The Stock Purchase Agreement may be terminated by mutual consent of Orange and Rockland and the Holding Company, if a condition to closing becomes incapable of fulfillment, and by either party if closing has not occurred within eighteen months after the date of the Agreement (on or before April 13, 2017). See “Risk Factors” and Note 15 to Notes to Consolidated Financial Statements and the Exhibits to this Annual Report on Form 10-K for additional information.

The Holding Company will need additional equity and debt to consummate this acquisition. The Holding Company has a commitment letter from M&T Bank, N.A. to provide, subject to certain conditions, debt financing for a portion of the acquisition costs, and the Holding Company intends to seek additional equity. See “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” below for additional information.

ITEM 1A. RISK FACTORS.

Our operations could be adversely affected by fluctuations in the price of natural gas.

Prices for natural gas are subject to volatile fluctuations in response to changes in supply and other market conditions. While these costs are usually passed on to customers of the Gas Company pursuant to natural gas adjustment clauses and therefore do not pose a direct risk to earnings, we are unable to predict what effect a sharp increase in natural gas prices may have on our customers’ energy consumption or ability to pay. Higher prices to customers can lead to higher bad debt expense and customer conservation. Higher prices may also have an adverse effect on our cash flow as typically we are required to pay for our natural gas prior to receiving payments for the natural gas from our customers.

Operational issues beyond our control could have an adverse effect on our business.

Our ability to provide natural gas depends both on our own operations and facilities and that of third parties, including local gas producers and natural gas pipeline operators from whom we receive our natural gas supply. The loss of use or destruction of our facilities or the facilities of third parties due to extreme weather conditions, breakdowns, war, acts of terrorism or other occurrences could greatly reduce potential earnings and cash flows and increase our costs of repairs and replacement of assets. Although we carry property insurance to protect our assets, and regulatory policies of the NYPSC provide the opportunity for deferral and recovery of extraordinary incremental costs associated with losses for such incidents for the Gas Company, our losses may not be fully recoverable through insurance or customer rates.

Significantly warmer than normal weather conditions may affect the sale of natural gas and adversely impact our financial position and the results of our operations.

The demand for natural gas is directly affected by weather conditions. Significantly warmer than normal weather conditions in our service areas could reduce our earnings and cash flows as a result of lower gas sales. We mitigate the risk of warmer winter weather through the weather normalization and revenue decoupling clauses in our tariffs. These clauses allow the Gas Company to surcharge customers for under-recovery of revenue. Leatherstocking Gas has neither weather normalization nor revenue decoupling to mitigate the risk of warmer weather.

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

Our business follows the economic cycle of the customers in our service regions: Corning, Bath, Virgil, and Hammondsport, New York.  A falling,

slow or sluggish economy that would reduce the demand for natural gas in the areas in which we are doing business by forcing temporary plant shutdowns, closing operations or slow economic growth would reduce our earnings potential. One major customer has announced they will close a plant in the service area of the Gas Company if the customer, who accounted for approximately 1.4% of revenues in fiscal 2015, is unable to sell the facility.

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

Most of our operations are subject to the jurisdiction of the NYPSC. The NYPSC approves the rates that we may charge to our customers. If we are required in a rate proceeding to reduce the rates we charge our customers, or if we are unable to obtain approval for rate relief from the NYPSC, particularly when necessary to cover increased costs, including costs that may be incurred in connection with mandated infrastructure improvements, our earnings would decrease.

We face a variety of risks associated with acquiring and integrating new business operations as we expand into Pennsylvania

We are currently expanding our operations into Pennsylvania through our Leatherstocking joint ventures and the pending acquisition of Pike County Light & Power Company from Orange and Rockland Utilities, Inc. The growth and success of our Pennsylvania business will depend to a great extent on our joint venture partner, Mirabito Regulated Industries, LLC, and on our ability to integrate the operations of Pike County Light & Power Company and any other businesses that we acquire. The integration of the management, personnel, operations, products, services, technologies, and facilities of any businesses that we acquire could involve unforeseen difficulties. These difficulties could disrupt our ongoing businesses, distract our management and employees, and increase our expenses, which could have a material adverse effect on our business, financial condition, and operating results.

There could be material issues concerning an acquired business that are not uncovered in the course of due diligence performed prior to the acquisition and there could be factors outside of our control that later arise. As a result of these factors, after an acquisition is completed, we may be forced to write-down or write-off assets, restructure our operations or incur impairment or other charges relating to an evaluation of goodwill and acquisition-related intangible assets that could result in our reporting losses. In some acquisitions, goodwill is a significant portion of the purchase price, increasing the losses we would incur if such write-downs or write-offs occurred.

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

The six largest holders of our common stock own approximately 59% of the outstanding stock. As a result, if any chose to act together, they would have the ability to exert substantial influence over all matters requiring approval by our shareholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. This concentration of ownership could be disadvantageous to other shareholders with differing interests from these shareholders.

Our cash flows from operations will not be sufficient to fund our extraordinary capital expenditures.

We may not generate sufficient cash flows from operations to meet all of our cash needs.  As part of our 2012 rate order extension issued in 2015 by the NYPSC, we have estimated capital expenditures to upgrade our distribution system of approximately $5.4 million in fiscal year 2016, approximately $5.5 million in fiscal year 2017, and $5.0 million in fiscal year 2018 that are related to system reliability and other commitments.  We also continue to have debt retirement obligations of approximately $3.0 million in 2016 and 2017, $4.0 million in 2018, $2.5 million in 2019 and $.7 million in 2020.  Additionally, the Holding Company estimates investments into Leatherstocking Gas of approximately $1 million a year for 2016 through 2017 to fund its one-half of the cost (based on ownership interest) of capital projects.

We will require additional financing which may be difficult or costly to obtain.

In order to fund our extraordinary capital expenditures we will need to obtain additional equity and/or debt financing. The sale of additional equity securities could result in dilution to our shareholders.  The incurrence of debt would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations.  Additional financing for the Gas Company requires NYPSC approval and may have unacceptable terms or may not be available at all for various reasons including:

*	limits placed on us by our current lenders in our loan agreements,
*	our future results of operations, financial condition and cash flows,
*	our inability to meet our business plan,
*	lenders’ or investors’ perception of, and demand for, securities of natural gas utilities, and
*	conditions of the capital markets in which we may seek to raise funds.

If we cannot raise additional capital on acceptable terms, we may not be able to finance the expansion and mandated upgrading of our distribution system, take advantage of future opportunities or respond to competitive pressures or unanticipated capital requirements. In addition, we will need significant new debt and equity to finance the purchase of Pike County Light & Power Company. This financing could be adversely affected by the above factors.

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

The Gas Company’s pipeline system is surveyed each year as required for compliance with federal and state regulations. Any deficiencies found are corrected as mandated. Approximately 425 miles of distribution main, 15,000 services, and 86 regulating stations, along with various other properties, are owned by the Gas Company, except for one section of 10" gas main that is under long term lease. All of the property owned by the Gas Company is adequately insured and is subject to the lien of the Gas Company’s first mortgage indenture. The Leatherstocking Companies own 4 gate stations and approximately 16 miles of pipe in Susquehanna and Bradford Counties, Pennsylvania.

ITEM 3 - LEGAL PROCEEDINGS

The Gas Company has lawsuits pending of the type incurred in the normal course of business and that the Gas Company believes that any potential losses should be covered by insurance and will not have a material impact on the business. The Holding Company and Appliance Company do not have any lawsuits pending.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The principal market on which the Holding Company’s common stock is traded is the OTCQX Best Marketplace, under the symbol "CNIG". Trading in the common stock is limited and sporadic. The following table sets forth the high and low closing sale prices as reported on the OTCQX for the Holding Company’s common stock for each quarter within the Holding Company’s last two fiscal years. Because the Holding Company’s stock is traded on the OTCQX, these quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions. The number of shareholders of record of the Holding Company’s common stock was 618 at September 30, 2015.

MARKET PRICE-(OTCQX)

Quarter Ended	High	Low
December 31, 2013	19.00	17.10
March 31, 2014	18.30	17.05
June 30, 2014	19.00	17.61
September 30, 2014	22.50	18.55
December 31, 2014	24.99	20.50
March 31, 2015	21.49	18.50
June 30, 2015	21.50	19.23
September 30, 2015	19.50	15.79

COMMON STOCK AND DIVIDENDS

For the fiscal year ended September 30, 2015, there were a total of 19,463 shares of common stock issued for $29,785 of cash, $162,414 of services and $132,761 of DRIP (dividend reinvestment program). There were 10,442 shares issued to directors, 526 shares sold to Leatherstocking Gas, which used the shares to compensate its independent director, Carl Hayden, 6,995 of DRIP shares and 1,500 options exercised. On October 21, 2015 an additional 9,000 stock options were exercised for proceeds of $115,470.

Dividends are accrued when declared by the board of directors. At its regular meeting on December 19, 2014, the board of directors approved a quarterly dividend of $.135 a share. This dividend was paid on January 15, 2015 to shareholders of record on December 31, 2014. At its regular meeting on January 20, 2015, the board of directors approved an increase in the quarterly dividend to $.145 a share. This dividend was paid on April 15, 2015 to shareholders of record on March 31, 2015, and on July 15, 2015 to shareholders of record on June 30, 2015. For the quarter ended September 30, 2015, $354,924 was accrued for dividends paid on October 15, 2015 to shareholders of record on September 30, 2015.

As of November 12, 2013, the Holding Company registered 129,004 shares of common stock with a par value of $.01 per share for the DRIP. As part of this program 761 shares were issued in fiscal year 2009, 2,319 shares were issued in fiscal year 2010, 3,976 shares in fiscal year 2011, 5,689 shares in fiscal year 2012, 7,433 shares in fiscal year 2013, 7,219 shares in fiscal year 2014, and 6,995 shares in fiscal year 2015. A total of 34,392 shares have been issued since the program started.

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

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Holding Company’s primary business, through its subsidiary Corning Gas, is natural gas distribution. Corning Gas serves approximately 15,000 customers through over 425 miles of pipeline in the Corning, Hammondsport and Virgil, New York areas. The market for natural gas in our traditional service territory is relatively saturated with limited growth potential. However, growth opportunities do exist in extending our mains to areas adjacent or reasonably close to areas we currently serve. In addition, the Company continues to see expansion opportunities in the commercial and industrial markets. Some of our largest customers added additional facilities in our service area that has increased our revenue and margins. We believe that our most promising growth opportunity for both revenues and margins is increasing connection with local gas production sources. We completed a new pipeline to Marcellus Shale gas in Pennsylvania in 2009 and that pipeline has significantly increased throughput and margins on our system. In 2010 we upgraded portions of Line 4 which runs from Caton to the Bradley Station in Elmira and NYSEG, Line 7 which runs from Caton to the Compressor Station and Line 13, which runs from Stateline Station at the New York/Pennsylvania border to Line 4, to increase our capacity to transport local production gas. We have completed a compressor station that is working in conjunction with our pipeline upgrades to transport gas on our system and into the interstate pipeline system. In addition, the Holding Company has 50% interests in two joint ventures, Leatherstocking Gas Company, LLC and Leatherstocking Pipeline Company, LLC, to pipe gas to areas of the northeast currently without gas service. We continue to focus on improving the efficiency of our operations and making capital investments to improve our infrastructure.

As of November 12, 2013, in a share exchange creating our holding company structure, the Holding Company acquired Corning Gas, the Appliance Company and 50% ownership in Leatherstocking Gas and Leatherstocking Pipeline. For periods commencing after November 12, 2013, the financial statements of Corning Gas and the other subsidiaries are consolidated with the financial statements of Holding Company. The restructuring resulting from the share exchange did not and is not expected to materially affect our results of operations, liquidity or requirements for capital resources.

Our key performance indicators are net income and shareholders’ equity.

	Year Ended September 30,
	2015	2014
Net income	$1,782,081	$2,067,801
Shareholders' equity	$29,728,432	$26,585,186
Shareholders' equity per weighted average share	$12.18	$11.35

In 2015, our consolidated net income was approximately $1.8 million, a decrease of approximately $0.3 million from 2014, mainly due to decreased consumption due to warmer weather and less favorable regulatory reconciliations.

As the parent of a regulated utility company, shareholders’ equity is an important performance indicator for us. The NYPSC allows the Gas Company to earn a reasonable return on its book equity. Shareholders’ equity is a precursor of future earnings potential. In 2015, shareholders’ equity increased approximately $3.1 million due mainly to the reduction of other comprehensive income (“OCI”) related to the minimum pension liability discussed further in Notes 5 and 11 to the Consolidated Financial Statements, and an increase to retained earnings related to net income, net of dividends declared. In 2014, shareholders’ equity increased approximately $3.2 million due mainly to net income less dividends and a private placement of common stock that raised approximately $2.5 million offset by a decrease to OCI of approximately $360,000. The changes in OCI do not affect what we earn on equity.

Other performance indicators that we track include leak repair, main and service replacements, and customer service metrics. In 2015, we invested approximately $5.8 million in system improvement and projects, repairing 292 leaks and replacing 492 services and 6.9 miles of main. In 2014, we invested $8.4 million in system improvement and projects, repairing 301 leaks and replacing 411 services and 8.2 miles of main.

Our customer service group has implemented several changes to positively impact our customers. Beginning in 2007, customers have the option of third party payment of their gas bill through their banking institution. We have also instituted online meter reading. Bill processing has been consolidated to shorten the time between meter readings and mailing, allowing a more direct link between the consumption of gas and the receipt by the customer of their bill. In 2015, due to our new customer information system we were able to institute on-line bill paying. Our principal customer service metric is the number of customer complaints. In 2015, the NYPSC reported 8 complaints against us. This compares to 7 in 2014. None of these complaints were marked against the Gas Company and all were resolved in a timely manner.

Earnings

Earnings on a consolidated basis were as follows:

Net income
	2015	2014

Corning Natural Gas income	$1,899,586	$2,174,722
(Loss) from Joint ventures	(117,505)	(106,921)
Net Income	$1,782,081	$2,067,801

Utility operating revenue
	2015	2014
Retail revenue:
Residential	$12,835,640	$14,593,505
Commercial	1,985,089	2,472,783
Transportation	4,266,462	4,233,698
Total retail revenue	19,087,191	21,299,986

Wholesale	2,151,761	2,593,978
Local production	870,496	832,435
Other utility revenues	393,963	738,183
Total Revenue	$22,503,411	$25,464,582

The following tables further summarize other income on the utility revenue table above:

	2015	2014
Other utility revenues:
Customer discounts forfeited	$112,239	$129,673
Reconnect fees	5,477	5,884
Other gas revenues (see below)	269,569	592,909
Surcharges	6,678	9,717
Total other utility revenues	$393,963	$738,183

	2015	2014
Other gas revenues:
Capacity release	46,674	—
DRA carrying costs	5,730	7,586
DRA reconciliation	104,067	62,909
Monthly RDM amortizations	(254,906)	39,683
Target customer reconciliation	371,614	482,731
Annual MFC reconciliations	(103,728)	—
Annual RDM reconciliations	(15,216)	—
Local production reconciliation	115,334	—
Total other gas revenues	269,569	592,909

2015 compared with 2014. In 2015 our operating revenue decreased by approximately $3 million or 11.6% primarily due primarily to lower gas costs (which are a pass-through item), decreased consumption due to warmer weather (although February 2015 was much colder than normal, the rest of the year was comparatively warmer than the previous year) and less favorable regulatory reconciliations.

	2015	2014
Utility Operating Revenues	$22,503,411	$25,464,582
Natural Gas Purchased	7,107,533	9,749,281
Margin	$15,395,878	$15,715,301
	68.42%	61.71%

Our margin (the excess of utility operating revenues over the cost of natural gas purchased) decreased $319,423 from 2014 to 2015. This decline was mainly attributable to regulatory reconciliations of $270,122 for the revenue decoupling mechanism (“RDM”) which refunds or surcharges customers to reflect differences between delivery revenue and the revenue target in the last rate case and $103,728 for the merchant function charge (“MFC”) which measures recovery of administrative costs against targets in the last rate case and a decrease in target customer reconciliations of $111,117. These costs are offset by an adjustment to purchase gas of $46,674 to recognize a prior period capacity release re-calculation and a local production reconciliation of $115,334. There has been a decrease of $2.6 million in purchased gas costs due to lower volumes of gas purchased and lower gas costs. The decrease in purchased gas costs led to a margin percentage increase of 6.71%.

Looking forward, we anticipate additional margin growth due to the rate increase allowed by the NYPSC in October 2015. Our cost of gas should remain stable because of our access to local production and current economic and government projections.

Operating Expenses

2015 compared with 2014. Operating and maintenance expenses increased $241,682 from 2014 to 2015 mainly because of increased insurance costs of $127,285, an increase in regulatory expense of $76,501 due to net plant reconciliation and increased costs due to our leak repair project of $241,719 offset by a decrease to our pension expense of approximately $171,000 due to changes in mortality assumptions. We believe these increased expenses are one-time occurrences that we will not have in fiscal 2016. Depreciation increased by $82,323 from 2014 to 2015 due to increases to plant.

Investment Income

2015 compared with 2014. Investment income increased by $68,190 to $133,551 in 2015 due to higher realized gains and dividends on the Company’s marketable securities.

Effective Tax Rate

There was an effective tax rate of 37.5% for the year ended September 30, 2015 and 38.8% for the year ended September 30, 2014.

Liquidity and Capital Resources

Internally generated cash from operating activities consists of net income, adjusted for non-cash expenses and changes in operating assets and liabilities. Non-cash items include depreciation and amortization, gain or loss on sale of securities and deferred income taxes. Over or under recovered gas costs significantly impact cash flow. In addition, there are significant year-to-year changes in regulatory assets that impact cash flow. Cash flows used in investing activities consist primarily of capital expenditures and investments in our joint ventures. As part of our 2012 rate order extension issued in 2015 by the NYPSC (the “Joint Proposal Extension”), we have estimated capital expenditures to upgrade our distribution system of approximately $5.4 million in fiscal 2016, and approximately $5.5 million and $5.0 million in fiscal years 2017 and 2018, respectively. We expect to finance these planned capital expenditures with a combination of cash provided by operations and issuance of additional long-term debt and equity.

The earnings sharing mechanism approved by the NYPSC in the 2012 rate order and extended in the Joint Proposal Extension provides for sharing between Corning Gas shareholders and customers of the earned return on equity (ROE) above certain levels. Under the earnings sharing mechanism, Corning Gas is allowed to retain all earnings up to and including a 9.4% ROE level, 50% of earnings above 9.4% up to and including 9.8%, 20% of earnings above 9.8% up to and including 10.2%, and 10% of earnings above 10.2%. We believe that these limits do not have a significant effect on our liquidity because even at those limits we have sufficient cash collected from our earnings to support operations.

Cash flows from financing activities consist of sales of Holding Company stock, dividends paid, repayment of long-term debt, new debt and changes in the outstanding balances of our lines-of-credit. For our consolidated operations, we have an $8.5 million revolving line of credit with an interest rate calculated as the 30-day LIBOR plus 2.5%. This line expires on April 1, 2016. The amount outstanding under this line on September 30, 2015 was approximately $7.0 million with an interest rate of 2.9905%. Our lender has a purchase money security interest in all our natural gas purchases utilizing funds advanced by the bank under the credit agreement and all proceeds of sale and accounts receivable from the sale of that gas. We rely heavily on our credit lines to finance the purchase of gas that we place in storage and use our accounts receivable as collateral.

On August 17, 2015, the Gas Company entered into a Term Note and Agreement with M&T Bank in the amount of $2,000,000 with an interest rate of 2.30 percentage points above LIBOR for the purpose of short term financing of mandated construction projects. The maturity date of this note was November 17, 2015. On October 14, 2015, the Gas Company entered into a Term Note and Agreement with M&T Bank in the amount of $1,000,000 with an interest rate of 2.75 percentage points above LIBOR for the purpose of short term financing of mandated construction projects. The maturity date of this note was January 14, 2016. On November 6, 2015, the Gas Company entered into a Term Note and Agreement with M&T Bank in the amount of $3,000,000 that consolidated the notes for $2,000,000 and $1,000,000 into a new note with a maturity date of February 6, 2016. This note has an interest rate of 2.75 percentage points above LIBOR. This note is expected to be either refinanced or extended at maturity.

On September 30, 2015, we had $15.5 million in long term debt outstanding. We repaid $2.8 million during fiscal year 2015 consistent with the requirements of our debt instruments and refinancing activities. \

Prior to April 2014, the Gas Company contracted with a third-party to manage its gas supply and storage. Starting in April 2014, the Gas Company assumed responsibility for managing its gas supply assets. At September 30, 2015, we had 654,040 dekatherms at $1.2 million in storage. As the result of these actions, we anticipate that we will have sufficient gas to supply our customers for the 2015-2016 winter heating season.

As of September 30, 2015, we believe that cash flow from operating activities and borrowings under our lines of credit will not be sufficient to satisfy our working capital and debt service requirements over the next twelve months. We believe modifications or refinancing of current debt amounts, as well as new debt and proceeds from equity will be required to satisfy our capital expenditures to finance our internal growth needs for the next twelve months. In addition, we will need approximately $19 million of additional debt and equity to complete our purchase of Pike County Light & Power Company. See Note 15 of the Notes to Consolidated Financial Statements for additional information.

Other Comprehensive Income

Other comprehensive income (“OCI”) is comprised of unrealized gains or losses on securities available for sale as required by FASB ASC 320 and pension liability adjustments as required by FASB ASC 715. For the period ending September 30, 2014, there was a $450,465 OCI loss for the period due to a change in the mortality tables used by the actuary to calculate our pension liability which was offset by a change in the methodology used to calculate our discount rate.

In fiscal year 2015, the Gas Company determined that it met the criteria to record the minimum pension liability as a regulatory asset in accordance with ASC 980-715-25-5. Adjustments to OCI and regulatory assets were recorded in the current year in accordance with ASC 980-715-25-8 because the criteria established was determined to be met in the current period. The amount of the regulatory asset was $3,665,926. The increase to OCI was $2,748,238. For additional information, see Note 5 to the Notes to the Consolidated Financial Statements.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Contractual Obligations

The following tables summarize the Gas Company’s expected future contractual cash obligations as of September 30, 2015, and the twelve month periods over which they occur.

The aggregate maturities of long-term debt for each of the five years subsequent to September 30, 2015 are as follows:

2016	$2,923,133
2017	$3,020,343
2018	$4,206,271
2019	$2,548,616
2020	$668,009
2021+	$2,111,158

The estimated interest payments on the above debts are as follows:

2016	$617,278
2017	$485,548
2018	$315,822
2019	$161,176
2020	$111,971
2021+	$195,796

The estimated pension plan benefit payments are as follows:

2016	$1,103,000
2017	$1,141,000
2018	$1,161,000
2019	$1,226,000
2020	$1,337,000
2021+	$7,057,000

Lines of Credit and Short Term Debt

On October 27, 2015, the Gas Company extended its line of credit agreement with Community Bank N.A. (“Community Bank”) in the amount of $8.5 million that will expire on April 1, 2016. Borrowings outstanding on this line were $7,003,599 and $4,614,541 at September 30, 2015 and 2014, respectively. The maximum amount outstanding during the years ended September 30, 2015 and 2014 were $7,581,344 and $7,140,511 respectively. The interest rate is calculated as the 30-day Libor Rate plus 2.5%. As security for the Gas Company’s line of credit, Community Bank has a purchase money interest in all of our natural gas purchases utilizing funds advanced by Community Bank under the line-of-credit agreement and all proceeds of sale of the gas to customers and related accounts receivable. Under the terms of this line the Gas Company is required to maintain a debt to tangible net worth ratio of less than 2.5 to 1 and a debt service coverage ratio of 1.1 to 1. The Gas Company is in compliance with the loan covenants as of September 30, 2015. On September 30, 2015, the interest rate was 2.9905%. The weighted average interest rates on outstanding borrowings during fiscal years 2015 and 2014 were 2.90% and 3.17%, respectively.

On August 24, 2014, Leatherstocking Gas and Five Star Bank entered into an agreement which allows Leatherstocking Gas to borrow up to $4 million over a two-year period as a line-of-credit note with interest only payments due at a variable rate equal to the prime rate announced in the Wall Street Journal on a monthly basis. On September 1, 2016 the note will convert to a permanent loan payable over five years at a fixed rate. The note required matching 60% of each advance with 40% of borrower equity. That required an investment of $800,000 as of September 30, 2015 from each of the equity holders. Leatherstocking Pipeline is a guarantor of this loan. The interests of the Holding Company and Mirabito Regulated Industries, LLC in equal parts have been pledged as additional collateral. The purpose of this credit note is to finance the work and services required for the infrastructure costs and ongoing costs of underground piping construction projects in Montrose, Bridgewater and Dimock, Pennsylvania.

On October 19, 2015, Leatherstocking Gas and Five Star Bank entered into an agreement which allows Leatherstocking Gas to borrow up to $500,000 as a line-of-credit note with interest only payments due at a variable rate equal to the prime rate announced in the Wall Street Journal on a monthly basis. The note will then convert to a permanent loan payable over five years on a ten year amortization schedule. When the loan converts, Leatherstocking Gas will decide on either a fixed rate or variable rate. This requires an investment of approximately $166,667 from each of the equity holders. Leatherstocking Pipeline is a guarantor of this loan. The interests of the Holding Company and Mirabito Regulated Industries, LLC in equal parts have been pledged as additional collateral. The purpose of this credit note is to finance the continued and additional infrastructure cost of the construction project in Northern Pennsylvania.

On August 17, 2015, the Gas Company entered into a Term Note and Agreement with M&T in the amount of $2,000,000 with an interest rate of 2.30 percentage points above LIBOR for the purpose of short term financing of mandated construction projects. The maturity date of this note was November 17, 2015. On October 14, 2015, the Gas Company entered into a Term Note and Agreement with M&T in the amount of $1,000,000 with an interest rate of 2.75 percentage points above LIBOR for the purpose of short term financing of mandated construction projects. The maturity date of this note was January 14, 2016. On November 6, 2015, the Gas Company entered into a Term Note and Agreement with M&T in the amount of $3,000,000 that consolidated the notes for $2,000,000 and $1,000,000 into a new note with a maturity date of February 6, 2016. This note has an interest rate of 2.75 percentage points above LIBOR. It is expected that this note will either be refinanced or extended at maturity.

Regulatory Matters

The Holding Company’s primary business, through its subsidiary Corning Gas, is regulated by the NYPSC among other agencies.

On May 24, 2011, the Gas Company filed Case 11-G-0280, a base rate case that requested an increase in revenues for a three-year period ending April 30, 2015. On April 20, 2012, the NYPSC issued a final order in the case accepting a January 13, 2012 Joint Proposal (the “2012 Joint Proposal”) of the parties to the case, including the Gas Company and the NYPSC Staff, to resolve all issues in the rate case, with rates effective May 1, 2012 and subject to adjustment during the three-year period ending April 30, 2015.

On January 8, 2015, the Gas Company filed with the NYPSC a notice of impending settlement negotiations in Case 11-G-0280, identifying the issues expected to be addressed in those negotiations, principally a possible extension of the 2012 Joint Proposal, and noting the measures necessary to effect such an extension. On July 15, 2015, the Company, NYPSC Staff and the other parties to Case 11-G-0280 filed a Joint Proposal for Extension of Gas Rate Plan (“Extension Joint Proposal”). This Extension Joint Proposal settled all contested issues among the parties pertaining to an extension, with modifications, of the original 2012 Joint Proposal’s three-year Gas Rate Plan. Except as modified by the Extension Joint Proposal, the terms of the 2012 Joint Proposal continue in effect and the delivery rates established by the 2012 Joint Proposal continue in effect through April 30, 2017. The Extension Joint Proposal provides for the Gas Company to establish a “Safety and Reliability” customer surcharge on its customers to recover certain carrying costs on approved infrastructure improvements for the period of the extension. The Extension Joint Proposal also resolves a property tax issue and requires the Gas Company to return to customers a “Gas System Benefit Charge” over-collection (a regulatory liability of the Gas Company) over a three-year period. In addition, the Extension Joint Proposal reduces the 2012 Joint Proposal’s Return on Equity (“ROE”) threshold for the commencement of sharing by customers of excess earnings, from 9.5% to 9.0%, thereby increasing the opportunity for customer sharing at various ROE levels above that threshold. On October 19, 2015, the NYPSC adopted the terms of the Extension Joint Proposal, including the Safety and Reliability Charge which permits the Gas Company to collect approximately $466,000 in the first twelve months (May 1, 2015 through April 30, 2016), and approximately $575,000 in the second twelve months (May 1, 2016 through April 30, 2017), of the extended Gas Rate Plan, for a total of approximately $1,041,000. The collection period will be condensed and start November 1, 2015 and end April 30, 2017. The return of the Gas System Benefit Charge over-collection and elimination of its prospective collection (a regulatory liability) partially offset the collections on the Safety and Reliability Charge, resulting in a total cash flow increase expected over the two-year term of the Extension Joint Proposal of approximately $426,000.

On February 8, 2012, the Gas Company filed a petition in Case 12-G-0049 requesting authorization to issue $12,650,000 in debt and $12,650,000 in equity to support the utility infrastructure and growth programs ($20,950,000), Leatherstocking ($1,800,000) and non-utility investments ($2,500,000). As a result of discussions with the NYPSC Staff, the Gas Company requested that the petition be bifurcated and that the NYPSC immediately review and approve that portion of the petition’s funding request pertaining to the Gas Company’s gas distribution system. On May 17, 2012, the NYPSC acted on the petition. The Gas Company was authorized to issue long-term debt up to $9,000,000 and authorized to issue common stock, convertible preferred stock and stock warrants up to $9,000,000, no later than December 31, 2016. During the preparation of a new debt financing petition filed with the NYPSC in Case 15-G-0460, the Gas Company discovered that it had inadvertently not filed notice to the NYPSC of issuance of debt on August 13, 2013 and September 3, 2013 in the amounts of $750,000 and $2,329,223, respectively. The amount issued under Commission Order in Case 12-G-0049 totaled $10,440,223, exceeding the $9,000,000 authorized in that Order by $1,440,223. On August 3, 2015, the Company notified the NYPSC of the two additional loan issuances. The Company, on August 6, 2015, filed its petition in Case 15-G-0460 seeking authority to issue $34,768,837 in long-term debt to fund its capital expenditures for the period 2015-2021. The amount requested in the petition reflects the deduction of $1,440,223. NYPSC action is expected in the first quarter of 2016.

On March 24, 2014, Leatherstocking Gas filed a petition with the Pennsylvania Public Utility Commission (the “PAPUC”) requesting authorization to issue a commercial promissory note in the amount of $4,000,000. On May 22, 2014, the PAPUC issued an order in Docket No. S-2014-2412743 approving the petition.

On February 20, 2015, Leatherstocking Gas, pursuant to Section 68 of the Public Service Law, filed with the NYPSC for a Certificate of Public Convenience and Necessity and for approval of, and permission to exercise, franchises previously granted in the Town of Windsor (Case 15-G-0098) and Village of Windsor (Case 15-G-0099). The Commission review of the applications is pending.

On February 27, 2015, Leatherstocking Gas, pursuant to Public Service Law Section 69, filed for authority to issue long-term indebtedness in the principal amount of $2,750,000 for the purpose of financing new construction in the Town and Village of Windsor. The Commission review of the application in Case 15-G-0128 is pending.

On June 3, 2015, Leatherstocking Gas filed a petition with the PAPUC requesting authorization to issue a commercial promissory note in the amount of $5,668,963. On July 8, 2015, the PAPUC issued an order in Docket No. S-2015-2486104 approving the petition.

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

In fiscal year 2015, the Gas Company determined that it met the criteria to record the minimum pension liability as a regulatory asset in accordance with ASC 980-715-25-5. Adjustments to OCI and regulatory assets were recorded in the current year in accordance with ASC 980-715-25-8, because the criteria established was determined to be met in the current period. The amount of the regulatory asset was $3,665,926. The increase to OCI was $2,748,238. Factors considered include consistent recovery of the pension costs on an accrual basis historically and in the current rate case, no indication of expected changes to recovery, and the existence of a reconciliation process to track the recovery of these costs. For these reasons management determined the Gas Company meets the criteria as set forth in ASC 980-725-25-5. For additional information, see Note 5 to the Notes to the Consolidated Financial Statements.

Accounting for Income Taxes

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

Accounting for the Compressor Station

The Gas Company bought an $11 million compressor station and $2.1 million pipeline from a local producer for two dollars in fiscal 2011. Although the Company has effectively new plant with an original cost of $13.1 million, only two dollars was recognized on the Balance Sheet in accordance with the Uniform System of Accounts (313.2) which states that in the case of gas plant contributed to the utility, gas plant accounts shall be charged only with such expenses, if any, incurred by the utility. Please see Note 1(s) of the Notes to the Consolidated Financial Statements “311 Transportation Agreement/Compressor Station” for additional information.

Accounting for the Joint Ventures

The investment and equity in Leatherstocking Gas and Leatherstocking Pipeline (collectively, “Joint Ventures”) has been recognized in the consolidated financial statements. The Holding Company has accounted for its equity investment using the equity method of accounting based on the guidelines established in FASB ASC 323. In applying the guidance of FASB ASC 323, the Holding Company recognized the investment in the Joint Ventures as an asset at cost. The investment will fluctuate in future periods based on the Holding Company’s allocable share of earnings or losses from the Joint Ventures which is recognized through earnings.

Pension and Post-Retirement Benefits

The amounts reported in our financial statements related to pension and other post-retirement benefits are determined on an actuarial basis, which requires the use of many assumptions in the calculation of such amounts. These assumptions include the discount rate, the expected return on plan assets, the rate of compensation increase and, for other post-retirement benefits, the expected annual rate of increase in per capita cost of covered medical and prescription benefits. Changes in actuarial assumptions and actuarial experience could have a material impact on the amount of our pension and post-retirement benefit costs and funding requirements. For the period ended September 30, 2014, the discount rate was prepared by utilizing an analysis of the plan’s expected future cash flows and high-quality fixed-income investments currently available and expected to be available during the period to maturity of the pension benefits. The discount rate used is an estimate of the rate at which a defined benefit pension plan could settle its obligations. Rather than using a rate and curve developed using a bond portfolio, this method selects individual bonds to match to the expected cash flows of the Plan. Management feels this provides a more accurate depiction of the true cost to the plan to settle the obligations as the Plan could theoretically go into the marketplace and purchase the specific bonds used in the analysis in order to settle the obligations of the Plan. The change in methodology for determining the discount rate resulted in an approximate $2,153,000 decrease to the pension benefit obligation. In 2014, the actuary for the pension plan changed the mortality assumption from the 1994 Group Annuity Mortality Table for Males and Females without generational improvements to the RP-200 annuitant/non-annuitant Mortality Table for Males and Females with generational improvements projected using scale BB. This change resulted in an increase to the pension benefit obligation of approximately $1,394,000. The net effect of these two changes to the assumptions is a decrease of approximately $759,000 to the pension benefit obligation. In fiscal 2015, the same methodology was used as in 2014. The change in discount rate from 5.07% to 5.22% did not have a significant effect on the benefit obligation. However, we expect to recover substantially all our net periodic pension and other post-retirement benefit costs attributed to employees in accordance with NYPSC authorization. For financial reporting purposes, the difference between the amounts of such costs as determined under applicable accounting principles is recorded as either a regulatory asset or liability.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains statements which, to the extent they are not recitations of historical facts, constitute "forward-looking statements" within the meaning of the Securities Litigation Reform Act of 1995 (Reform Act). The words "estimate", "project", "anticipate", "expect", "intend", "believe", "could" and similar expressions are intended to identify forward-looking statements. All such forward-looking statements are intended to be subject to the safe harbor protection provided by the Reform Act. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be achieved. As forward looking statements, these statements involve risks, uncertainties and other factors that could cause actual results to differ materially from the expected results. Accordingly, actual results may differ materially from those expressed in any forward looking statements. Factors that could cause results to differ materially from our management's expectations include, but are not limited to, those listed under Item 1A - "Risk Factors" of this Annual Report on Form 10-K for the fiscal year ended September 30, 2015, in addition to:

*	the effect of any interruption in our supply of natural gas or a substantial increase in the price of natural gas,
*	our ability to successfully negotiate new supply agreements for natural gas as they expire, on terms favorable to us, or at all,
*	the effect on our operations of any action by the NYPSC,
*	the effect of any litigation,
*	the effect on our operations of unexpected changes in any other applicable legal or regulatory requirements,
*	the amount of natural gas produced and directed through our pipeline by producers,
*	our ability to obtain additional equity or debt financing to fund our capital expenditure plans and for general corporate purposes,
*	our successful completion of various capital projects and the use of pipeline, compressor stations and storage by customers and counterparties at levels consistent with our expectations,
*	our ability to retain the services of our senior executives and other key employees,
*	our vulnerability to adverse general economic and industry conditions generally and particularly the effect of those conditions on our major customers,
*	the effect of any events in our transportation and delivery pipelines, and
*	competition to our gas supply and transportation business from other pipelines

Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update any forward-looking statement in light of new information or future events.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are filed with this Form 10-K:

Report of Freed Maxick CPAs, P.C., Independent Registered Public Accounting Firm

Consolidated Financial Statements:

Consolidated Balance Sheets as of September 30, 2015 and 2014

Consolidated Statements of Income and Other Comprehensive Income (Loss) for the years ended September 30, 2015 and 2014

Consolidated Statements of Stockholders’ Equity for the years ended September 30, 2015 and 2014

Consolidated Statements of Cash Flows for the years ended September 30, 2015 and 2014

Notes to Consolidated Financial Statements

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2015, the Holding Company’s management, with the participation of the Holding Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of the Holding Company’s disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. Based upon the Holding Company’s evaluation, the Holding Company’s chief executive officer and chief financial officer concluded that the Holding Company’s disclosure controls and procedures are effective as of September 30, 2015.

Management’s Report on Internal Controls over Financial Reporting

The management of the Holding Company is responsible for establishing and maintaining adequate internal controls over financial reporting as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). The Holding Company’s internal controls over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements. Our internal controls over financial reporting is supported by appropriate reviews by management, written policies and guidelines, careful selection and training of qualified personnel, and a written Code of Conduct adopted by our Holding Company’s Board of Directors, applicable to all Company Directors and all officers and employees of our Company.

The Audit Committee of our Holding Company’s Board of Directors meets with the independent public accountants and management periodically to discuss internal controls over financial reporting and auditing and financial reporting matters. The Audit Committee reviews with the independent public accountants the scope and results of the audit effort. The Audit Committee’s Report will be reported in the Proxy Statement issued in connection with the Holding Company’s 2016 Annual Meeting of Shareholders.

The Holding Company’s management, including the Company’s chief executive officer and chief financial officer, assessed the effectiveness of the Holding Company’s internal controls over financial reporting as of September 30, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework from 2013. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our internal controls over financial reporting was effective as of September 30, 2015.

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

ITEM 9B - OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated herein by reference to the Registrant’s definitive Proxy Statement relating to its 2013 Annual Meeting of Shareholders (the "Proxy Statement"), under the captions "Board of Directors," "Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Code of Business Conduct and Ethics" or an amendment to this Annual Report in Form 10-K. The Proxy Statement, or an amendment to this Annual Report on Form 10-K containing the required information, will be filed with the SEC prior to January 28, 2016.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is contained under the caption "Executive Compensation” in the Proxy Statement and incorporated herein by reference or an amendment to this Annual Report on Form 10-K. The Proxy Statement, or an amendment to this Annual Report on Form 10-K containing the required information, will be filed with the SEC prior to January 28, 2016.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required with respect to security ownership of certain beneficial owners is set forth under the caption "Principal Shareholders" and "Equity Compensation Plan Information at September 30, 2015" in the Proxy Statement and incorporated herein by reference or an amendment to this Annual Report on Form 10-K. The Proxy Statement, or an amendment to this Annual Report on Form 10-K containing the required information, will be filed with the SEC prior to January 28, 2016.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is contained under the caption "Certain Relationships and Related Transactions" and "Director Independence" in the Proxy Statement and incorporated herein by reference or an amendment to this Annual Report on Form 10-K. The Proxy Statement, or an amendment to this Annual Report on Form 10-K containing the required information, will be filed with the SEC prior to January 28, 2016.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 will be contained under the caption "Audit Committee Report - Principal Accounting Fees and Services" in the Proxy Statement and incorporated herein by reference or an amendment to this Annual Report on Form 10-K . The Proxy Statement, or an amendment to this Annual Report on Form 10-K containing the required information, will be filed with the SEC prior to January 28, 2016.

PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statement Schedules (see Item 8 Financial Statements and Supplementary Data)
(b) Exhibits

Exhibits incorporated by reference for filings made before January 1, 1995 may be found in the Company's Commission File 0-643

Exhibit No.	Description
2.1	Agreement and Plan of Exchange, dated September 12, 2013, between the Gas Company and Holding Company (filed as Exhibit 2.1 to the Holding Company’s Registration Statement on Form S-4 (No. 333-190348 (the “Form S-4”))

3.1	The Holding Company’s Certificate of Incorporation, (included as Exhibit B to the Proxy Statement/Prospectus forming portion of the Form S-4)
3.2**	Certificate of Exchange, dated November 6, 2013, consented to by the New York Public Service Commission on November 8, 2013, and filed with the New York Department of State on November 12, 2013
3.3	Amended and Restated Bylaws of Corning Natural Gas Holding Corporation, effective June 2, 2014 (incorporated by reference to Exhibit 3.2 of the Holding Company's Current Report on Form 8-K dated June 2, 2014 and filed on June 3, 2014)
4.1	See Exhibits 3.1 and 3.2 for provisions in the Holding Company’s Certificate of Incorporation and By-laws defining the rights of holders of the Holding Company Common Stock
4.2*	Amended and Restated 2007 Stock Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 10-Q dated August 12, 2009)
4.3	Dividend Reinvestment Plan (filed as Exhibit 4.3 of the Company’s Registration Statement on Form S-1 (No. 333-182386), originally filed with the Securities and Exchange Commission on June 28, 2012)
10.1*	Employment Agreement dated November 30, 2006 between Michael German and the Company (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated November 30, 2006)
10.2*	Amended and Restated Severance Agreement effective August 18, 2006 between the Company and Kenneth J. Robinson (incorporated by reference to Exhibit 10.18 of the Company’s Current Report on Form 8-K dated August 14, 2006)
10.3*	First Amendment to Employment Agreement between Michael I. German and the Company dated December 31, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 10-Q dated August 12, 2009)
10. 4	Amended and Restated 2007 Stock Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 10-Q dated August 12, 2009)
10.5	Commercial Promissory Note between the Company and Community Bank, N.A. dated March 31, 2010 (incorporated by reference to Exhibit 10.3 of The Company’s Current Report on Form 8-K dated May 7, 2010)
10.6	Commercial Security Agreement between the Company and Community Bank, N.A. dated March 31, 2010 (incorporated by reference to Exhibit 10.4 of The Company’s Current Report on Form 8-K dated May 7, 2010)
10.7	Commercial Security Agreement between The Company and Community Bank, N.A. dated March 31, 2010 (incorporated by reference to Exhibit 10.5 of The Company’s Current Report on Form 8-K dated May 7, 2010)
10.8	Commitment Letter between The Company and Manufacturers and Traders Trust Company dated May 10, 2010 (incorporated by reference to Exhibit 10.16 of The Company’s Current Report on Form 10-Q dated May 12, 2010)
10.9	Negotiated 311 Gas Transportation Agreement between The Company and Talisman Energy USA, Inc. dated May 13, 2010, with confidential portions redacted. Confidential information omitted and filed separately with the SEC (incorporated by reference to Exhibit 10.1 of The Company’s Current Report on Form 8-K dated May 21, 2010)
10.10	Multiple Disbursement Term Note between the Company and Manufacturers and Traders Trust Company dated July 14, 2011 (incorporated by reference to Exhibit 10.1 of The Company’s Current Report on Form 8-K dated July 14, 2011)

10.11	Letter of Credit Agreement between the Company and Manufacturers and Traders Trust Company dated July 14, 2011 (incorporated by reference to Exhibit 10.1 of The Company’s Current Report on Form 8-K dated July 14, 2011)
10.12	Promissory Note between the Company and Five Star Bank dated September 1, 2011 (incorporated by reference The Company’s Current Report on Form 10-K, dated December 28, 2012)
10.13*	Form of Change of Control Agreement between the Company and Firouzeh Sarhangi, Stanley G. Sleve, Matthew J. Cook and Russell Miller dated April 17, 2012 (incorporated by reference to Exhibit 10.1 of The Company’s Current Report on Form 8-K dated April 17, 2012)
10.14*	Settlement and Release Agreement between The Company and Thomas K. Barry dated December 30, 2011 (incorporated by reference to Exhibit 10.30 of The Company’s Registration Statement on Form S-1 (No. 333-182386), originally filed with the Securities and Exchange Commission on June 28, 2012)
10.15	Operating Agreement of the Leatherstocking Pipeline Company, LLC (incorporated by reference to Exhibit 10.31 of The Company’s Registration Statement on Form S-1 (No. 333-182386), originally filed with the Securities and Exchange Commission on June 28, 2012)
10.16	Operating Agreement of the Leatherstocking Gas Company, LLC (incorporated by reference to Exhibit 10.32 of the Company’s Registration Statement on Form S-1 (No. 333-182386), originally filed with the Securities and Exchange Commission on June 28, 2012)
10.17	Line of Credit Agreement between The Company and Community Bank N.A. dated July 27, 2012 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated July 30, 2012)
10.18	Term Loan Agreement between The Company and Community Bank N.A. dated July 27, 2012 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated July 30, 2012)
10.19	Promissory Note in the principal amount of $250,000 payable by The Company to Five Star Bank dated August 13, 2012 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated August 15, 2012)
10.20	Promissory Note in the principal amount of $250,000 payable by The Company to Five Star Bank dated August 13, 2012 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated August 15, 2012)
10.21*	Form of Restricted Stock Agreement – Officers under the Corning Natural Gas Corporation’s Amended and Restated 2007 Stock Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated December 11, 2012)
10.22*	Form of Restricted Stock Agreement - Non-employee Directors under the Corning Natural Gas Corporation’s Amended and Restated 2007 Stock Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated December 11, 2012)
10.23	Commercial Line of Credit Agreement and Note as of June 21, 2013 by and between Corning Natural Gas Corporation and Community Bank N.A. (incorporated by reference to Exhibit 10.2 of The Company’s Current Report on Form 8-K dated June 21, 2013)

10.24	Addendum to Commercial Line of Credit Agreement and Note dated June 21, 2013 by and between Corning Natural Gas Corporation and Community Bank N.A. (incorporated by reference to Exhibit 10.3 of The Company’s Current Report on Form 8-K dated June 21, 2013)
10.25	Agreement to Cancel Security Agreement dated June 21, 2013 by and between Corning Natural Gas Corporation and Community Bank N.A. (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K dated June 21, 2013)
10.26	Replacement Multiple Disbursement Term Note, dated as of September 3, 2013, by and between the Company and M&T Bank (incorporated by reference to Exhibit 10.1 of The Company’s Current Report on Form 8-K dated September 3, 2013)
10.27	Replacement Term Note, dated as of September 3, 2013, by and between the Company and M&T Bank (incorporated by reference to Exhibit 10.2 of The Company’s Current Report on Form 8-K dated September 3, 2013)
10.28	Multiple Disbursement Term Note, dated as of September 3, 2013, by and between the Company and M&T Bank (incorporated by reference to Exhibit 10.3 of The Company’s Current Report on Form 8-K dated September 3, 2013)
10.29	Specific Security Agreement, dated as of September 3, 2013, by and between the Company and M&T Bank (incorporated by reference to Exhibit 10.4 of The Company’s Current Report on Form 8-K dated September 3, 2013)
10.30	Letter of Commitment between the Company and Community Bank N.A. (incorporated by reference to Exhibit 10.1 of the Holding Company’s Current Report on Form 8K dated March 25, 2014)
10.31	Commercial Line of Credit Agreement between the Company and Community Bank N.A. (incorporated by reference to Exhibit 10.2 of the Holding Company’s Current Report on Form 8K dated March 25, 2014)
10.32	Stock Purchase Agreement between the Holding Company and Article 6 Marital Trust under the First Amended and Restated Jerry Zucker Revocable Trust Dated April 2, 2007, dated April 7, 2014
10.33	Stock Purchase Agreement between the Holding Company and the Retirement Plan for the L.S. Starret Company with QCI Management, Inc., as Registered Investment Advisor dated April 14, 2014
10.34	Stock Purchase Agreement between the Holding Company and DBH, LLC with QCI Asset Management, Inc., as Registered Investment Advisor dated April 14, 2014
10.35	Stock Purchase Agreement between the Holding Company and Cold Spring Construction Profit Sharing Plan with QCI Asset Management, Inc., as Registered Investment Advisor dated April 14, 2014
10.37	Stock Purchase Agreement between the Holding Company and Timothy E. Delaney with QCI Asset Management, Inc., as Registered Investment Advisor dated April 14, 2014
10.38	Stock Purchase Agreement between the Holding Company and Robert B. Johnston dated April 16, 2014
10.39	Multiple Disbursement Note between the Company and Manufacturers and Traders Trust Company dated July 3, 2014 (incorporated by reference to Exhibit 10.1 of the Holding Company's Current Report on Form 8-K dated July 3, 2014 and filed on July 10, 2014 (the "July 2014 8-K"))
10.40	Credit Agreement between the Company and Manufacturers and Traders Trust Company dated July 3, 2014 (incorporated by reference to Exhibit 10.2 of the July 2014 8-K)

10.41	Term Note between the Company and Manufacturers and Traders Trust Company dated July 3, 2014(incorporated by reference to Exhibit 10.3 of the July 2014 8-K)
10.42	Credit Agreement between the Company and Manufacturers and Traders Trust Company dated July 3, 2014 (incorporated by reference to Exhibit 10.4 of the July 2014 8-K)
10.43	Loan Agreement between Leatherstocking Gas Company, LLC and Leatherstocking Pipeline Company, LLC and Five Star Bank dated August 28, 2014 (incorporated by reference to Exhibit 10.1 of the September 2014 8-K)
10.44	Line of Credit Note between Leatherstocking Gas Company, LLC and Five Star Bank dated August 28, 2014 (incorporated by reference the Exhibit 10.2 of the September 2014 8-K)
10.45	General Security Agreement between Leatherstocking Gas Company, LLC and Five Star Bank dated August 27, 2014 (incorporated by reference to Exhibit 10.3 of the September 2014 8-K)
10.46	General Security Agreement between Leatherstocking Pipeline Company, LLC and Five Star Bank dated August 27, 2014 (incorporated by reference to Exhibit 10.4 of the September 2014 8-K)
10.47	Unlimited Continuing Guarantee between Leatherstocking Pipeline, LLC and Five Star Bank dated August 27, 2014 (incorporated by reference to Exhibit 10.5 of the September 2014 8-K)
10.48	Pledge and Security Agreement between Corning Natural Gas Holding Corporation and Mirabito Regulated Industries, LLC with Five Star Bank dated August 27, 2014 (incorporated by reference to Exhibit 10.6 of the September 2014 8-K)
10.49	Pledge and Security Agreement between Corning Natural Gas Holding Corporation and Mirabito Regulated Industries, LLC with Five Star Bank dated August 27, 2014 (incorporated by reference to Exhibit 10.7of the September 2014 8-K)
10.50**	Commitment Letter between the Holding Company and Manufacturers and Traders Trust Company dated September 9, 2015
10.51	Loan Agreement between Leatherstocking Gas Company, LLC and Leatherstocking Pipeline Company, LLC and Five Star Bank dated October 19, 2015 (incorporated by reference to Exhibit 10.1 of the October 2015 8-K)
10.52	Line of Credit Note between Leatherstocking Gas Company, LLC and Five Star Bank dated October 19, 2015 (incorporated by reference the Exhibit 10.2 of the October 2015 8-K)
10.53	General Security Agreement between Leatherstocking Gas Company, LLC and Five Star Bank dated October 13, 2015 (incorporated by reference to Exhibit 10.3 of the October 2015 8-K)
10.54	General Security Agreement between Leatherstocking Pipeline Company, LLC and Five Star Bank dated October 14, 2015 (incorporated by reference to Exhibit 10.4 of the October 2015 8-K)
10.55	Unlimited Continuing Guarantee between Leatherstocking Pipeline, LLC and Five Star Bank dated October 14, 2015 (incorporated by reference to Exhibit 10.5 of the October 2015 8-K)
10.56**	Stock Purchase Agreement between the Holding Company and Orange and Rockland Utilities, Inc. dated October 13, 2015
21**	Subsidiary of Company
23.1**	Consent of Freed Maxick CPA's, P.C.
31.1**	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act - Michael I. German

31.2**	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act - Firouzeh Sarhangi
32.1***	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
101***	The following materials from the Corning Natural Gas Corporation Annual Report on Form 10-K for the period ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language):
(i) the Condensed Consolidated Balance Sheets at September 30, 2015 and 2014
(ii) the Condensed Consolidated Statements of Income and Comprehensive Income for the years ended September 30, 2015 and 2014
(iii) the Condensed Consolidated Statements of Changes in Stockholders' Equity for the years ended September 30, 2015 and 2014
(iv) the Condensed Consolidated Statements of Cash Flows for the years ended September 30, 2015 and 2014
(v) related notes to the Condensed Consolidated financial Statements

*	Indicates management contract or compensatory plan or arrangement
**	Filed herewith
***	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORNING NATURAL GAS HOLDING CORPORATION

Date: December 23, 2015	/s/ Michael I. German
Michael I. German
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 23, 2015	/s/ Firouzeh Sarhangi
Firouzeh Sarhangi, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Date: December 23, 2015	/s/ Michael I. German
Michael I. German, President and Chief Executive Officer and Director
(Principal Executive Officer)

Date: December 23, 2015	/s/ Henry B. Cook
Henry B. Cook, Chairman of the Board of Directors

Date: December 23, 2015	/s/ Ted W. Gibson
Ted W. Gibson, Director

Date: December 23, 2015	/s/ Robert B. Johnston
Robert B. Johnston, Director

Date: December 23, 2015	/s/ Joseph P. Mirabito
Joseph P. Mirabito, Director

Date: December 23, 2015	/s/ William Mirabito
William Mirabito, Director

Date: December 23, 2015	/s/ George J. Welch
George J. Welch, Director

Date: December 23, 2015	/s/ John B. Williamson III
John B. Williamson III, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Corning Natural Gas Holding Corporation

Corning, New York

We have audited the accompanying consolidated balance sheets of Corning Natural Gas Holding Corporation and subsidiaries (collectively, the “Company”) as of September 30, 2015 and 2014, respectively, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity and cash flows for the fiscal years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2015 and 2014, and the results of their operations and their cash flows for the fiscal years then ended, in conformity with accounting principles generally accepted in the United States.

As disclosed in Notes 5 and 11 of the consolidated financial statements, during the year ended September 30, 2015, the Company determined that it meets the criteria to classify the other comprehensive income portion of its pension liability as a regulatory asset in accordance with ASC 980. As a result of this change in estimate, a regulatory asset was established and accumulated other comprehensive income, previously shown net of tax as an offset to stockholders’ equity, has been reduced, resulting in an increase in stockholders’ equity. Our opinion is not modified in respect to this matter.

/s/ Freed Maxick CPAs, P.C.

Rochester, NY

December 23, 2015

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

Assets	September 30, 2015	September 30, 2014

Plant:
Utility property, plant and equipment	$74,297,174	$68,687,509
Less: accumulated depreciation	(20,984,031)	(19,578,820)
Total plant utility and non-utility, net	53,313,143	49,108,689

Investments:
Marketable securities available-for-sale at fair value	2,153,785	2,308,138
Investment in joint ventures	2,293,252	1,280,757
	4,447,037	3,588,895

Current assets:
Cash and cash equivalents	75,289	108,086
Customer accounts receivable, (net of allowance for
uncollectible accounts of $44,377 and $42,540), respectively	1,585,845	1,788,447
Related party receivables	525,920	446,154
Gas stored underground, at average cost	1,182,955	2,291,665
Materials and supplies inventory	1,295,304	937,459
Prepaid expenses	1,203,355	982,198
Total current assets	5,868,668	6,554,009

Deferred debits and other assets:
Regulatory assets:
Unrecovered gas costs	37,191	110,372
Deferred regulatory costs	2,751,339	2,653,778
Deferred pension	4,517,673	—
Unamortized debt issuance cost (net of accumulated
amortization of $675,326 and $595,637), respectively	287,858	313,292
Other	192,869	193,026
Total deferred debits and other assets	7,786,930	3,270,468

Total assets	$71,415,778	$62,522,061

See accompanying notes to consolidated financial statements.

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

	September 30, 2015	September 30, 2014
Liabilities and capitalization:

Long-term debt, less current installments	12,554,397	14,571,746

Current liabilities:
Current portion of long-term debt	2,923,133	2,697,140
Borrowings under lines-of-credit and short-term debt	9,003,599	4,614,541
Accounts payable	1,721,720	1,903,594
Accrued expenses	418,221	534,059
Customer deposits and accrued interest	1,357,452	976,734
Dividends declared	354,924	327,819
Deferred income taxes	385,973	215,757
Total current liabilities	16,165,022	11,269,644

Deferred credits and other:
Deferred income taxes	3,207,741	1,223,875
Deferred compensation	1,492,488	1,666,415
Pension costs and post-retirement benefits	6,857,399	6,091,540
Other	1,410,299	1,113,655
Total deferred credits and other liabilities	12,967,927	10,095,485

Commitments and contingencies (see Note 13)	_	_

Common stockholders' equity:
Common stock (common stock $.01 par
value per share. Authorized 3,500,000 shares;
issued and outstanding 2,449,647 shares at
September 30, 2015 and 2,430,184 at September 30, 2014)	24,496	24,302
Other paid-in capital	26,362,369	26,037,603
Retained earnings	3,312,638	2,921,478
Accumulated other comprehensive income (loss)	28,929	(2,398,197)
Total common stockholders' equity	29,728,432	26,585,186

Total liabilities and capitalization	71,415,778	62,522,061

See accompanying notes to consolidated financial statements.

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income
For the Years Ended September 30, 2015 and 2014
	September 30, 2015	September 30, 2014

Utility operating revenues	$22,503,411	$25,464,582
Natural gas purchased	7,107,533	9,749,281
Gross margin	15,395,878	15,715,301

Cost and expense
Operating and maintenance expense	7,806,524	7,564,842
Taxes other than income taxes	1,981,439	1,944,352
Depreciation	1,620,700	1,538,377
Other deductions, net	284,331	479,449
Total costs and expenses	11,692,994	11,527,020

Utility operating income	3,702,884	4,188,281

Other income and (expense)
Interest expense	(917,818)	(841,177)
Other expense	(57,944)	(27,340)
Other income	59,992	51,750
Investment income	133,551	65,361
(Loss) from joint ventures	(117,505)	(106,921)
Rental income	48,552	48,552

Net income from utility operations, before income taxes	2,851,712	3,378,506

Income taxes
Income tax (expense), current	(78,000)	(70,000)
Income tax (expense), deferred	(991,631)	(1,240,705)
Total income taxes	(1,069,631)	(1,310,705)

Net income	1,782,081	2,067,801

Other comprehensive income (loss)
Minimum pension liability, net of tax of $155,163 and
$332,859, respectively	(222,363)	(450,465)
Accumulated OCI reduction for regulatory asset established,
net of tax of $807,192 and $0, respectively	2,748,238	—
Net unrealized gain (loss) on securities available for sale
net of tax of $45,587 and $49,956, respectively	(98,749)	90,771
Total other comprehensive income	2,427,126	(359,694)

Total comprehensive income	$4,209,207	$1,708,107

Weighted average earnings per share-
basic:	0.73	0.88
diluted:	0.73	0.88

Average shares outstanding - basic	2,440,932	2,342,034
Average shares outstanding - diluted	2,444,934	2,346,786

See accompanying notes to consolidated financial statements

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity

	Number of Shares	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total

Balances at September 30, 2013	2,262,654	$22,626	$23,309,764	$2,098,044	$(2,038,503)	$23,391,931
Issuance of common stock	167,530	1,676	2,727,839	—	—	2,729,515
Dividends declared	—	—	—	(1,244,367)	—	(1,244,367)
Comprehensive income:
Change in unrealized gain on
securities available for sale, net of
income taxes	—	—	—	—	90,771	90,771
Minimum pension liability, net of	—	—	—	—
income taxes	—	—	—	—	(450,465)	(450,465)
Net income	—	—	—	2,067,801	—	2,067,801
Total comprehensive income						1,708,107
Balances at September 30, 2014	2,430,184	$24,302	$26,037,603	$2,921,478	$(2,398,197)	$26,585,186
Issuance of common stock	19,463	194	324,766	—	—	324,960
Dividends declared	—	—	—	(1,390,921)	—	(1,390,921)
Comprehensive income:
Change in unrealized gain on
securities available for sale, net of
income taxes	—	—	—	—	(98,749)	(98,749)
Minimum pension liability, net of
income taxes	—	—	—	—	(222,363)	(222,363)
Accumulated OCI reduction for regulatory
asset established, net of income taxes	—	—	—	—	2,748,238	2,748,238
Net income	—	—	—	1,782,081	—	1,782,081
Total comprehensive income						4,209,207
Balances at September 30, 2015	2,449,647	$24,496	$26,362,369	$3,312,638	$28,929	$29,728,432

See accompanying notes to consolidated financial statements

CORNING NATURAL GAS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For Years Ended September 30, 2015 and September 30, 2014
	2015	2014
Cash flows from operating activities:
Net income	$1,782,081	$2,067,801
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation	1,620,700	1,538,377
Amortization of debt issuance cost	26,416	122,952
Non-cash pension expenses	965,938	929,321
Regulatory asset amortizations	219,042	274,135
Stock issued for services	162,414	138,094
(Gain) on sale of marketable securities	(88,028)	(11,812)
Deferred income taxes	991,631	1,240,705
Bad debt expense	159,734	233,729
Loss on joint ventures	117,505	106,921

Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	42,868	(497,976)
Gas stored underground	1,108,710	(37,202)
Materials and supplies inventories	(357,845)	267,559
Prepaid expenses	(221,157)	(133,497)
Unrecovered gas costs	73,181	276,916
Deferred regulatory costs	(316,603)	(390,020)
Other	157	37,382
Increase (decrease) in:
Accounts payable	(181,874)	(184,333)
Accrued expenses	(115,838)	26,107
Customer deposits and accrued interest	380,718	24,497
Deferred compensation	(173,927)	120,668
Deferred pension costs & post-retirement benefits	(1,055,158)	(1,224,898)
Other liabilities and deferred credits	363,848	656,761
Net cash provided by operating activities	5,504,513	5,582,187

Cash flows from investing activities:
Purchase of securities available-for-sale	(934,831)	(422,721)
Proceeds from sale of securities available-for-sale	1,036,993	497,408
Amount received from (paid to) related parties	(79,766)	221,722
Investment in joint ventures	(1,130,000)	(800,000)
Capital expenditures	(5,825,154)	(8,399,036)
Net cash (used in) investing activities	(6,932,758)	(8,902,627)

Proceeds under lines-of-credit and short-term borrowings	4,389,058	207,236
Debt issuance costs	(982)	(165,983)
Cash received from sale of stock	29,785	2,467,812
Dividends paid	(1,231,057)	(1,075,566)
Proceeds under long-term debt	982,903	6,086,300
Repayment of long-term deb	(2,774,259)	(4,105,517)
Net cash provided by financing activities	1,395,448	3,414,282
Net increase (decrease) in cash	(32,797)	93,842

Cash and cash equivalents at beginning of period	108,086	14,244

Cash and cash equivalents at end of period	$75,289	$108,086

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$922,562	$841,404
Income taxes	$190,736	$290,653
Non-cash financing activities:
Dividends paid with shares	$132,762	$123,610
Number of shares issued for dividends	6,995	7,219

See accompanying notes to consolidated financial statements

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies

Corning Natural Gas Holding Corporation’s (the “Holding Company”) primary business is gas distribution through Corning Natural Gas Corporation (“Corning Gas” or “Gas Company”), our principal subsidiary, which provides gas on a commodity and transportation basis to its customers in the Southern Tier of New York State. The Holding Company follows the Uniform System of Accounts prescribed by the Public Service Commission of the State of New York (NYPSC) which has jurisdiction over and sets rates for New York State gas distribution companies. The Holding Company’s regulated operations meet the criteria to and, accordingly, follow the accounting and reporting of FASB ASC 980 “Regulated Operations”. The Holding Company’s consolidated financial statements contain the use of estimates and assumptions for reporting certain assets, liabilities, revenue and expenses and actual results could differ from the estimates. The more significant accounting policies of the Holding Company are summarized below.

(a)	Principles of Consolidation and Presentation

On July 19, 2013, the Holding Company was incorporated under the laws of the State of New York to serve as the parent holding company of the Gas Company, Corning Natural Gas Appliance Corporation (Appliance Company) and, directly or indirectly, the interests in the Leatherstocking Joint Venture Companies, see Note 1(t). The NYPSC approved the formation of the Holding Company and the reorganization of the Gas Company into a holding company structure on May 17, 2013. The reorganization into the holding company structure was approved by more than two-thirds of the shareholders at a special meeting of the Gas Company’s shareholders on November 6, 2013. The reorganization was effective on November 12, 2013, when each issued and outstanding share of Corning Gas’ common stock, par value $5.00 per share, was converted into one share of the Holding Company’s common stock, par value $0.01 per share.

The consolidated financial statements include the Holding Company and its wholly owned subsidiaries, Corning Gas and Appliance Company. All intercompany accounts and balances have been eliminated.

It is the Holding Company’s policy to reclassify amounts in the prior year financial statements to conform to the current year presentation.

(b) Property, Plant and Equipment

Property, plant and equipment are stated at the historical cost of construction or acquisition. These costs include payroll, fringe benefits, materials and supplies and transportation costs. The Gas Company charges normal repairs to maintenance expense.

(c) Depreciation

The Gas Company provides for depreciation for accounting purposes using a straight-line method based on the estimated economic lives of property and equipment as determined by the current rate plan based on the latest depreciation study. The depreciation rate used for utility plant, expressed as an annual percentage of depreciable property was 2.2% for both of the years ended September 30, 2015 and 2014. The NYPSC allows the Gas Company recovery in revenues to offset costs of building certain projects. At the time utility properties are retired, the original cost plus costs of removal less any salvage are charged to accumulated depreciation.

(d) Accounting for Impairment

The Financial Accounting Standards Board (FASB) ASC 360-10-15, “Accounting for the Impairment or Disposal of Long-Lived Assets” establishes accounting standards to account for the impairment of long-lived assets, and certain identifiable intangibles. Under FASB ASC 360-10-15, the Gas Company reviews assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. FASB ASC 360-10-15 also requires that a rate regulated enterprise recognize an impairment when regulatory assets are no longer probable of recovery. No impairment losses were incurred for the years ended September 30, 2015 and 2014.

(e) Marketable Securities

Marketable securities, which are intended to fund the Gas Company’s deferred compensation plan obligations, are classified as available for sale. Such securities are reported at fair value based on quoted market prices, with unrealized gains and losses, net of the related income tax effect, excluded from income, and reported as a component of accumulated other comprehensive income in stockholders’ equity until realized. The cost of securities sold was determined using the specific identification method. For all investments in the unrealized loss position, none have been in an unrealized loss position for more than 12 months. None are other than temporary impairments based on management’s analysis of available market research. In 2015 and 2014, the Gas Company sold equity securities for realized gains (losses) included in earnings of $88,028 and $11,812, respectively.

(f) Fair Value of Financial Instruments

The Gas Company has determined the fair value of debt and other financial instruments using a valuation hierarchy. The hierarchy, which prioritizes the inputs used in measuring fair value, consists of three levels. Level 1 uses observable inputs such as quoted prices in active markets; Level 2 uses inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, which is defined as unobservable inputs in which little or no market data exists, requires the Company to develop its own assumptions. The carrying amount of debt on the Consolidated Balance Sheets approximates fair value as a result of instruments bearing interest rates that approximate current market rates for similar instruments, and the carrying amounts for cash, accounts receivable and accounts payable approximate fair value due to their short-term nature. The assets used to fund the pension plan and marketable securities, which fund the Gas Company’s deferred compensation plan, are valued based on Level 1 inputs.

The Gas Company has determined the fair value of certain assets through application of FASB ASC 820 “Fair Value Measurements and Disclosures”.

Fair Value Measurements at Reporting Date Using:

	Fair Value	Quoted Prices In Active Markets for Identical Assets/Liabilities (Level 1)	Level 2	Level 3
September 30, 2015
Available-for-sale securities	$2,153,785	$2,153,785	$—	$—

September 30, 2014
Available-for-sale securities	$2,308,138	$2,308,138	$—	$—

The pension assets in Note 11 are valued using level 1 inputs.

(g) Cash and Cash Equivalents

Cash and cash equivalents include time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less. Cash and cash equivalents at financial institutions may periodically exceed federally insured limits.

 (h) Accounts Receivable

Accounts receivable are stated net of an allowance for doubtful accounts. The Gas Company estimates the allowance based on its analysis of specific balances, taking into consideration the age of past due accounts and relying on rules and guidelines established by the NYPSC regarding customer disconnects.

Related party receivables are expenditures paid on behalf of the Holding Company’s Joint Venture investments. We expect repayment on these amounts during the year ended September 30, 2016.

(l)	Gas Stored Underground

Gas stored underground is carried at an average unit cost method as prescribed by the NYPSC.

(j) Materials and Supplies Inventories

Materials and supplies inventories are stated at the lower of cost or market, cost being determined on an average unit price basis.

(k) Debt Issuance Costs

Costs associated with the issuance of debt by the Gas Company are deferred and amortized over the lives of the related debt.

(l) Regulatory Matters

Certain costs of the Gas Company are deferred and recognized as expenses when they are reflected in rates and recovered from customers as permitted by FASB ASC 980. These costs are shown as regulatory assets. Such costs arise from the traditional cost-of-service rate setting approach whereby all prudently incurred costs are generally recoverable through rates. Deferral of these costs is appropriate while the Company’s rates are regulated under a cost-of-service approach of the New York Public Service Commission NYPSC for utilities.

As a regulated utility, the Gas Company deferred certain costs for future recovery. In a purely competitive environment, such costs might have been currently expensed. Accordingly, if the Gas Company’s rate setting were changed from a cost-of-service approach and the Gas Company were no longer allowed to defer these costs under FASB ASC 980, certain of these assets might not be fully recoverable. However, the Gas Company cannot predict the impact, if any, of competition and continues to operate in a cost-of-service based regulatory environment. Accordingly, the Gas Company believes that accounting under FASB ASC 980 is appropriate.

(m) Revenue and Natural Gas Purchased

The Gas Company records revenues from residential and commercial customers based on meters read on a cyclical basis throughout each month, while certain large industrial and utility customers’ meters are read at the end of each month. Several meters are read at the end of each month to calculate local production revenues. The Gas Company does not accrue revenue for gas delivered but not yet billed, as the NYPSC requires that such accounting must be adopted during a rate proceeding, which the Gas Company has not done. The Gas Company, as part of its currently effective rate plan, has a weather normalization clause as protection against severe weather fluctuations. This affects space heating customers and is activated when degree days are 2.2% greater or less than the 30-year average. As a result, the effect on revenue fluctuations of weather related gas sales is somewhat moderated.

In addition to weather normalization, starting in September 2009, the Gas Company implemented a revenue decoupling mechanism (RDM). The RDM reconciles actual delivery service revenues to allowed delivery service revenues (which are based on the annual customer and volume forecasts in the last rate case) for certain residential customers. The Gas Company will refund or surcharge customers for differences between actual and allowed revenues. The shortfall or excess after the annual reconciliation will be surcharged or refunded to customers over a twelve month period starting September 1st each year.

Gas purchases are recorded on readings of suppliers’ meters as of the end of each month. The Gas Company’s rate tariffs include a Gas Adjustment Clause (GAC) which adjusts rates to reflect changes in gas costs from levels established in the rate setting process. In order to match such costs and revenue, the NYPSC has provided for an annual reconciliation of recoverable GAC costs with applicable revenue billed. Any excess or deficiency in GAC revenue billed is deferred and the balance at the reconciliation date is either refunded to or recovered from customers over a subsequent twelve-month period.

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

(o) Revenue Taxes

The Gas Company collects state revenue taxes on residential delivery rates. The amount included in Utility Operating Revenue and Taxes other than Federal Income Taxes was $175,294 and $168,900 in 2015 and 2014, respectively.

(p) Stock Based Compensation

The Holding Company accounts for stock based awards in accordance with FASB ASC 718. The Holding Company awards restricted shares as compensation to our directors.  The shares awarded become unrestricted upon a director leaving the board.  Directors who also serve as officers of Corning Gas are not compensated for their service as directors. Since these shares are restricted, in recording compensation expense, the expense incurred is 25% less than the closing price of the stock on the day the stock was awarded. Each director is awarded 375 shares for each quarter served. Seven directors received a total of 9,000 shares during fiscal 2014 and 10,442 shares during fiscal 2015. On November 13, 2014, shares were issued for the quarter ended September 30, 2014 with the new director, Robert Johnston receiving 317 shares (accrued for his service during the quarter). On December 1, 2015, 2,625 shares were issued for the quarter ended September 30, 2015.

The Board of Directors authorized the issuance December 12, 2012, of 600 shares of the Holding Company’s common stock to Carl T. Hayden in compensation for his past service as a director of the Holding Company’s joint venture affiliate, Leatherstocking Gas Company, LLC and 75 shares each quarter thereafter until Leatherstocking Gas Company started serving customers at which point quarterly compensation increased to 112 shares for the quarter ended December 31, 2013. Quarterly compensation increased to 150 shares for the quarter ended March 31, 2015. Mr. Hayden has received a total of 937 shares for his service. These shares are sold to Leatherstocking Gas Company from time to time at the fair market value determined as the closing price of the Holding Company’s common stock on the 20th business day after quarter end.

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

(r) 311 Transportation Agreement /Compressor Station

On January 11, 2010, the Gas Company entered into a contract (311 Transportation Agreement) with a local gas producer that provided for the building of a compressor station as well as the transfer of a 6” pipeline owned by the gas producer to the Company for nominal consideration. The contract also sets forth the terms, rates and condition of the transport of the local producer gas to the interstate pipeline system. On May 21, 2010, the 311 Transportation Agreement was revised to reflect a change in the projected gas delivery schedule and delivery volumes. The previously agreed to transportation rates did not change. The contract’s maximum daily delivery quantity remained the same. The schedule for attaining the maximum daily delivery quantity was altered to accommodate the project’s construction schedule. The Gas Company bought the $11 million compressor station and $2.1 million pipeline from the local producer for two dollars. The local producer has the right to repurchase these facilities for two dollars in ten years. This transaction became effective on May 12, 2011, when the station began operations. Although the Gas Company has a plant available for use that had an original cost of $13.1 million, only two dollars was recognized in accordance with the Uniform System of Accounts (313.2) which states that in the case of gas plant contributed to the utility, gas plant accounts shall be charged only with such expenses, if any, incurred by the utility.

(s) Collective Bargaining Agreement

The Gas Company had 58 employees as of September 30, 2015, and 57 as of September 30, 2014. Of this total, nearly half are members of the International Brotherhood of Electrical Workers Local 139 labor union working under an agreement effective until April 2, 2018.

(t) Leatherstocking Companies

The Holding Company has a 50% investment in Leatherstocking Gas Company, LLC (“Leatherstocking Gas”) and Leatherstocking Pipeline Company, LLC (“Leatherstocking Pipeline”). The investment and equity in both companies (collectively, “Joint Ventures”) has been recognized in the consolidated financial statements. The Holding Company has accounted for its equity investment using the equity method of accounting based on the guidelines established in FASB ASC 323. In applying the guidance of FASB ASC 323, the Holding Company recognized the investment in the Joint Ventures as an asset at cost. The investment will fluctuate in future periods based on the Holding Company’s allocable share of earnings or losses from the Joint Ventures which is recognized through earnings.

(u) New Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued new accounting guidance on revenue from contracts with customers. The new guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods and services to customers. The updated guidance will replace most existing revenue recognition guidance in GAAP when it becomes effective. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. We are currently evaluating the effect the updated standard will have on our consolidated financial statements and related disclosures.

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

In July 2015, the FASB issued new accounting guidance simplifying inventory measurement by requiring companies to value inventory at the lower of cost and net realizable value. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. We do not believe this guidance will have a material effect on our consolidated financial statements when adopted.

In September 2015, the FASB issued new accounting guidance on the recognition by the acquiring entity of adjustment to provisional amounts during the measurement period. The new guidance requires that the adjustments that are identified to be recognized in the same period’s financial statements in which the adjustment amounts are determined. The entity must also present separately on the face of the income statement, or disclose separately in the notes, the portion of the amount recorded in the current-period earnings by line item that would have been recorded in previous periods if the adjustment had been identified as of the acquisition date. We are still evaluating whether this guidance will have a material effect on our consolidated financial statements when adopted.

In November 2015, the FASB issued new accounting guidance on the classification of deferred taxes. The new guidance requires that all deferred tax asset and liabilities be classified as noncurrent in a classified statement of financial position. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. Early application is permitted. When the guidance is effective all deferred tax assets and liabilities will be presented as noncurrent. We do not believe this guidance will have a material effect on our consolidated financial statements when adopted.

(2) Major Customers

The Gas Company has three major customers to which the Gas Company delivers gas: Corning Incorporated, New York State Electric & Gas (NYSEG) and Bath Electric Gas & Water Systems (BEGWS). Although no customer represents at least 10% of our total revenue, the loss of any of these customers could have a significant impact on the Company’s financial results.

(3) Property, Plant and Equipment

The following table summarizes fixed assets included in utility plant on the Holding Company’s Consolidated Balance Sheet at September 30, 2015 and 2014:

	2015	2014
Utility Plant	$21,641,078	$19,727,468
Pipeline	39,939,110	38,013,151
Structures	5,119,970	4,979,761
Land	696,067	661,864
All Other	6,900,949	5,305,265
	$74,297,174	$68,687,509

Useful life for the above assets range from 35 to 52 years for utility plant, 66 years for pipeline, from 45 to 47 years for structures, 65 years for land rights and 8 to 25 years for all other and corporate fixed assets.

(4) Marketable Securities

A summary of the marketable securities at September 30, 2015 and 2014 is as follows:

	Cost Basis	Unrealized Gain	Unrealized Loss	Market Value
2015
Cash and equivalents	$41,500	—	—	$41,500
Metlife stock value	51,185	—	—	51,185
Government and agency bonds	301,673	1,763	—	303,436
Corporate bonds	337,757	—	3,973	333,784
Mutual funds	79,515	—	8,555	70,960
Equity securities	1,293,039	59,881	—	1,352,920
Total securities	$2,104,669	$61,644	$12,528	$2,153,785

2014
Cash and equivalents	$59,096	—	—	$59,096
Metlife stock value	51,185	—	—	51,185
Government and agency bonds	301,673	—	4,029	297,644
Corporate bonds	303,428	—	5,050	298,378
Mutual funds	56,515	—	449	56,066
Equity securities	1,342,789	202,980	—	1,545,769
Total securities	$2,114,686	$202,980	$9,528	$2,308,138

The government and agency bonds have contractual maturity dates between August 31, 2017 and November 21, 2024. The contractual maturity dates for the corporate bonds are from September 15, 2016 to December 1, 2022.

(5) Regulatory Matters

Below is a summary of the Gas Company’s regulatory assets as of September 30, 2015 and 2014:

	2015	2014
Unrecovered gas costs	$37,191	$110,372
Deferred regulatory costs	2,751,339	2,653,778
Deferred pension costs	4,517,673	—
Total regulatory assets	$7,306,203	$2,764,150

Unrecovered gas costs arise from an annual reconciliation of certain gas revenue and costs (as described in Note 1) and are recoverable in customer rates in the year following the reconciliation.

The following table summarizes regulatory costs at September 30, 2015 and 2014:

	2015	2014
Deferred rate case costs	$897,942	$971,364
Deferred rate case reconciliations	1,853,397	1,682,413
Total	$2,751,339	$2,653,778

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

In fiscal year 2015 the Gas Company determined that it meets the criteria to record the minimum pension liability as a regulatory asset in accordance with ASC 980-715-25-5. As a result of this change in estimate, amounts previously recorded as Accumulated OCI, net of tax have been recorded as regulatory assets in the current year in accordance with ASC 980-715-25-8, as well as a related deferred tax liability. The amount of the regulatory asset was $3,665,926. The increase to OCI was $2,748,238. Factors considered include: (1) consistent recovery of the pension costs on an accrual basis historically and in the current rate case, (2) no indication of expected changes to recovery, and (3) the existence of a reconciliation process to track the recovery of these costs. For these reasons management determined the Gas Company meets the criteria as set forth in ASC 980-725-25-5.

Also included in pension costs and post-retirement benefits is approximately ($35,000) and $131,000 for 2015 and 2014, respectively, for regulatory assets and (liabilities) related to pension and post-retirement costs. These amounts include both amounts approved to be amortized in the previous rate case and amounts being accumulated for the next rate case. Included in other in deferred credits and other is $1,338,048 and $1,041,345 for the periods ended September 30, 2015 and 2014 for deferred rate case reconciliations.

Although the Gas Company expects to recover the cost of its regulatory assets, it does not earn a return on them. The Gas Company expects that regulatory assets other than deferred unrecovered gas costs and deferred pension costs related to minimum pension liability will be fully recoverable from customers by the end of its next rate case expected during the year ended September 30, 2018.

(6) Long-term Debt

Long-term debt, including the current portion, was as follows at September 30, 2015 and 2014:

	2015	2014
Note payable - variable rate with 4.5% floor with monthly
installments through May 2020	$501,931	$618,168
Note Payable - 5.79% with monthly installments through
August 2018	451,323	593,857
Note Payable - variable rate with 4.25% floor, with monthly
installments through November 2016	1,313,318	1,498,988
Note Payable - variable rate with 3.75% floor, with monthly
installments through November 2017	1,847,391	2,067,499
Note Payable - 4.46% with monthly installments through
July 2017, then refinanced at new rate	184,654	206,934
Note Payable - 4.46% with monthly installments through
July 2017, then refinanced at new rate	184,651	206,931
Note Payable - 4.2% with monthly installments through
November 2018	2,950,113	3,827,582
Note Payable - 4.51% with monthly installments through
September 2018	1,831,886	2,406,486
Note Payable - 4.18% with monthly installments through
November 2018	1,972,221	2,170,363
Note Payable - 4.39% with monthly installments
through November 2019	3,540,206	2,852,549
Note Payable - 4.49% with monthly installments
through July 2019	552,853	602,899
M&T Bank - vehicle loans bearing interest at rates ranging
from 4.37% to 5%	146,983	216,630
Total long-term debt	$15,477,530	$17,268,886

Less current installments	2,923,133	2,697,140
Long-term debt less current installments	$12,554,397	$14,571,746

The aggregate maturities of long-term debt for each of the five years subsequent to September 30, 2015 are as follows:

2016	$2,923,133
2017	$3,020,343
2018	$4,206,271
2019	$2,548,616
2020	$668,009
2021+	$2,111,158

On May 10, 2010, the Gas Company entered into a credit agreement with Community Bank N.A. for a $1.05 million Promissory Note at a fixed interest rate of 6.25% for the purpose of paying for the construction projects of our new franchise located in the town of Virgil, New York. This agreement gives our lender a security interest in all fixtures, equipment and inventory related to the Gas Company’s franchise in the town of Virgil as well as marketable securities. The note also required an equity contribution of $350,000 which was accomplished by the exercise of 24,000 stock options by Michael I. German, President and CEO, at $15.00 per share or $360,000. The agreement included the following covenants to be measured at each fiscal year end starting with the September 30, 2009 financial statement: (i) maintain a tangible net worth of not less than $11.0 million, (ii) maintain a debt to tangible net worth of less than 3.0 to 1.0, and (iii) maintain a debt service coverage ratio of 1.10 to 1. On March 7, 2011, the interest rate on this loan was modified from a fixed interest rate to a floating rate of 30-day LIBOR plus 2.75% with a floor rate of 4.5% and a ceiling rate of 6.25%. The rate was 4.5% as of September 30, 2015. On May 8, 2015, this loan was extended until May 10, 2020 with the same terms and monthly payment amount.

In September 2010, the Gas Company entered into an agreement with Five Star Bank to provide $750,000 to fund construction of an upgrade to existing natural gas piping to serve increased gas demands on one of our main supply lines, including three Corning Incorporated plants. The Gas Company gave the bank a security interest in all funds, deposits and other property, now or hereafter in the possession of the bank as collateral for this agreement. Interest is payable monthly at a fixed rate of 4.25% per annum and, unless sooner accelerated or demanded, the note was to mature on September 25, 2011. This note was refinanced with Five Star Bank on September 1, 2011 with no change in terms. On August 13, 2012 the note was refinanced at a variable interest rate of prime rate plus 1.00% until July 30, 2013. Commencing July 30, 2013 and continuing until August 1, 2018, the Gas Company will pay principal and interest at a fixed rate equal to the prevailing Federal Home Loan Bank of New York Fixed Advance Rate as published five days prior to July 30, 2013, plus 3.75%. The interest rate at September 30, 2015 was 5.79%.

On July 14, 2011, the Gas Company entered into a Multiple Disbursement Term Note and Credit Agreement in the amount of $2 million with M&T Bank to fund construction projects in our NYPSC-mandated repair/replacement program for calendar year 2011. No additional collateral was required for this note. Until October 31, 2011, the note was payable as interest only at a rate of the greater of 3.50 percentage points above 30-day LIBOR or 4.25%. On November 1, 2011 the note converted to a permanent loan payable monthly for five years calculated on a ten-year amortization schedule with a variable rate, adjusting daily, based on the greater of 3.25 basis points above 30-day LIBOR or 4.25%.

On July 27, 2012, the Gas Company entered into a Line of Credit Agreement and Term Loan Agreement in the amount of $2.45 million with Community Bank, N.A. to fund construction projects in our NYPSC mandated repair/replacement program for 2012. This agreement gives our lender security interest in all fixtures, equipment and inventory related to the Gas Company’s investment from these construction projects as well as marketable securities. From July 27, 2012 to November 30, 2012 (“Draw Period”), the note was payable as interest only at a rate of the greater of 3.00 percentage points above 30-day LIBOR or 3.75%. On December 1, 2012, the note converted to a permanent loan payable monthly for five years with the same interest rate calculated on a ten-year amortization schedule. A final payment will be due on the maturity date equal to the outstanding principal and interest.

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

On September 3, 2013, the Gas Company refinanced approximately $7.8 million of its existing indebtedness with M&T Bank and obtained $4.0 million in new financing from M&T Bank. The Gas Company entered into the following two notes in favor of M&T, which are in replacement of and in substitution for (a) a $6 million loan agreement and note with M&T, dated as of March 4, 2010, that had an interest rate to 6.5%, and (b) a note, dated as of October 27, 2010, executed by the Gas Company in favor of M&T in the original principal amount of approximately $1.8 million that had an interest rate of 5.76%.

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

On July 3, 2014, the Gas Company entered into a Multiple Disbursement Term Note and Credit Agreement in the amount of $3,796,000 with M&T. As collateral, the Gas Company granted M&T a security interest in all fixed assets and equipment, contract rights, easements, right of ways, etc. of the Gas Company. From July 3, 2014 to November 29, 2014 (“Draw Period”), the Note will be payable as interest only at the prime interest rate in effect at time of draw. On November 30, 2014 the Note converted to a permanent loan payable monthly for five years at an interest rate of 2.75 percentage points above the sum of the yield on United States Treasury Obligations to a constant maturity of five years plus the “ask” side of the five-year LIBOR swap. The monthly repayment amount will be calculated on a ten year amortization schedule. A final payment equal to the outstanding principal and interest will be due on the maturity date. The purpose of this Note is to fund construction projects in our NYPSC mandated repair/replacement program for 2014. As of the loan conversion on November 30, 2014, the Gas Company had drawn the total amount of the note, with $943,451 drawn during the quarter ended December 31, 2014. The interest rate for this loan is 4.39% with monthly payments of $39,257.

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

The Gas Company is in compliance with all of its loan covenants as of September 30, 2015.

(7) Lines of Credit and Short Term Debt

On October 27, 2015, the Gas Company extended its line of credit agreement with Community Bank N.A. (“Community Bank”) in the amount of $8.5 million that will expire on April 1, 2016. Borrowings outstanding on this line were $7,003,599 and $4,614,541 at September 30, 2015 and 2014, respectively. The maximum amount outstanding during the years ended September 30, 2015 and 2014 were $7,581,344 and $7,140,511 respectively. The interest rate is calculated as the 30-day Libor Rate plus 2.5%. As security for the Gas Company’s line of credit, Community Bank has a purchase money interest in all of our natural gas purchases utilizing funds advanced by Community Bank under the line-of-credit agreement and all proceeds of sale of the gas to customers and related accounts receivable. Under the terms of this line the Gas Company is required to maintain a debt to tangible net worth ratio of less than 2.5 to 1 and a debt service coverage ratio of 1.1 to 1. The Gas Company is in compliance with the loan covenants as of September 30, 2015. On September 30, 2015, the interest rate was 2.9905%. The weighted average interest rates on outstanding borrowings during fiscal years 2015 and 2014 were 2.90% and 3.17%, respectively.

On August 17, 2015, the Gas Company entered into a Term Note and Agreement with M&T in the amount of $2,000,000 with an interest rate of 2.30 percentage points above LIBOR for the purpose of short term financing of mandated construction projects. The maturity date of this note was November 17, 2015. On October 14, 2015, the Gas Company entered into a Term Note and Agreement with M&T in the amount of $1,000,000 with an interest rate of 2.75 percentage points above LIBOR for the purpose of short term financing of mandated construction projects. The maturity date of this note was January 14, 2016. On November 6, 2015, the Gas Company entered into a Term Note and Agreement with M&T in the amount of $3,000,000 that consolidated the notes for $2,000,000 and $1,000,000 into a new note with a maturity date of February 6, 2016. This note has an interest rate of 2.75 percentage points above LIBOR. This note will either be refinanced or extended at maturity.

As of September 30, 2015, we believe that cash flow from operating activities and borrowings under our lines of credit will not be sufficient to satisfy our working capital and debt service requirements over the next twelve months. We believe modifications and or refinancing of current debt amounts, as well as new debt instruments and proceeds from equity will be required to satisfy our capital expenditures to finance our internal growth needs for the next twelve months. Also see Note 15 to the Notes to the Consolidated Financial Statements for additional borrowings to finance a potential acquisition.

(8) Stockholders Equity

For the fiscal year ended September 30, 2015 there were a total of 19,463 shares of common stock issued for $29,785 of cash, $162,414 of services and $132,761 of the DRIP (dividend reinvestment program). There were 10,442 shares issued to directors, 526 shares sold to Leatherstocking Gas, which used the shares to compensate its independent director, Carl Hayden, 6,995 of DRIP shares and 1,500 options exercised. On October 21, 2015 an additional 9,000 options were exercised for proceeds of $115,470.

On May 28, 2009, the Gas Company registered with the Securities and Exchange Commission (“SEC”) 100,000 shares of common stock with a par value of $.01 per share for the DRIP. On January 10, 2014, the Holding Company filed with the SEC a registration statement with respect to the then remaining 129,000 shares of the Holding Company’s common stock issuable under the dividend reinvestment plan. As part of this program 761 shares were issued in fiscal year 2009, 2,319 shares were issued in fiscal year 2010, 3,976 shares in fiscal year 2011, 5,689 shares in fiscal year 2012, 7,433 shares in fiscal year 2013, 7,219 shares in fiscal year 2014, and 6,995 shares in fiscal year 2015. A total of 34,392 shares have been issued since the program started.

The Holding Company entered into a series of stock purchase agreements selling to six investors an aggregate of 150,000 shares of common stock at a price of $16.40 per share. This private placement of common stock resulted in gross proceeds to the Holding Company of $2,460,000. A stock purchase agreement for 75,000 shares dated April 7, 2014, was entered into with the Article 6 Marital Trust under the First Amended and Restated Jerry Zucker Revocable Trust dated April 2, 2007 (the "Zucker Trust"). Closing was funded on or about April 9, 2014. Prior to this purchase, Anita G. Zucker, as trustee of the Zucker Trust, reported holding 214,451 shares of the Holding Company's common stock on a Schedule 13D dated September 24, 2012. On April 15, 2014, the Holding Company entered into four separate Stock Purchase Agreements with QCI Asset Management LLC (“QCI”) and four of its advisees for an aggregate of 70,000 shares of common stock held for the benefit of the accounts of those advisees managed by QCI. QCI also manages certain funds of the Holding Company and subsidiaries. On April 16, 2014, the Holding Company entered into a stock purchase agreement with Robert B. Johnston for 5,000 shares. Mr. Johnston is or may be deemed an affiliate of the Zucker Trust and as of July 15, 2014, become a member the Holding Company’s Board of Directors. The price of $16.40 per share was the same under each of the stock purchase agreements. Closing on these remaining 75,000 shares occurred on April 16, 2014. The proceeds were used initially to reduce the outstanding balance on the Company’s line of credit and in the long term to help fund the Company’s capital projects.

Dividends are accrued when declared by the board of directors. A dividend of $.125 a share was paid on October 15, 2013 to shareholders of record on September 30, 2013 and on January 15, 2014 to shareholders of record on December 3, 2013. At its regular meeting on February 20, 2014, the board of directors approved an increase in the quarterly dividend to $.135 a share. This dividend was paid on April 15, 2014 to shareholders of record on March 31, 2014 and on July 15, 2014 for shareholders of record on June 30, 2104. For the quarter ended September 30, 2014, $327,819 was accrued for dividends paid on October 15, 2014 to shareholders of record on September 30, 2014. At its regular meeting on December 19, 2014, the board of directors approved a quarterly dividend of $.135 a share. This dividend was paid on January 15, 2015 to shareholders of record on December 31, 2014. At its regular meeting on January 20, 2015, the board of directors approved an increase in the quarterly dividend to $.145 a share. This dividend was paid on April 15, 2015 to shareholders of record on March 31, 2015, and on July 15, 2015 to shareholders of record on June 30, 2015. For the quarter ended September 30, 2015, $354,924 was accrued for dividends paid on October 15, 2015 to shareholders of record on September 30, 2015.

(9) Investment in Joint Ventures

The Holding Company has an interest in Leatherstocking Gas, a joint venture with Mirabito Regulated Industries, LLC, accounted for by the equity method. This joint venture is currently moving forward on expansions to several areas in the northeast. The Holding Company and Mirabito Regulated Industries, LLC each own 50% of the joint venture and each appoints three managers to operate Leatherstocking Gas. The seventh manager is a neutral manager agreed to by the Holding Company and Mirabito Regulated Industries, LLC, who is not an officer, director, or employee of either company, currently Carl T. Hayden. The current managers are Joseph P. Mirabito, John J. Mirabito and William Mirabito from Mirabito Regulated Industries, LLC; Matthew J. Cook, Michael I. German and Russell S. Miller from the Holding Company; and Carl T. Hayden as the neutral manager. Michael I. German is the Chief Executive Officer and President of the Holding Company and is also a stockholder and current board member of the Holding Company. Joseph P. Mirabito and William Mirabito are stockholders and current board members of the Holding Company. Leatherstocking Gas has received franchises from the Village and Town of Sidney, Village and Town of Bainbridge, Village and Town of Windsor, Village and Town of Unadilla, and Village and Town of Delhi in New York. Leatherstocking Gas’ petition for authority to exercise its franchises in the Town and Village of Winsor is currently pending before the NYPSC. In addition, Leatherstocking Gas has acquired sixteen franchises in Susquehanna and Bradford Counties, Pennsylvania. Leatherstocking Gas has met with potential customers and public officials, as well as attended public hearings, and believes there is interest in acquiring gas service. On July 25, 2013, Leatherstocking Gas signed a loan agreement with Five Star Bank for $1.5 million to finance the construction in Bridgewater, Pennsylvania. This agreement increased to $1.8 million before converting to a long-term note. Construction in the Township of Bridgewater began in July 2013 and Leatherstocking Gas began serving customers in October 2013. Construction of the Borough of Montrose system started in the spring of 2014 and construction started in the Township of Dimock in November 2014. Leatherstocking Gas currently serves 240 customers in these boroughs and townships as of September 30, 2015. On August 28, 2014, Leatherstocking Gas, as borrower, and Leatherstocking Pipeline as guarantor, entered into a loan agreement with Five Star Bank for up to $4 million over two years to finance the work and services required for the infrastructure costs and ongoing costs of underground piping construction projects in Montrose, Bridgewater and Dimock, Pennsylvania. This agreement required equity investments from the Holding Company and Mirabito Regulated Industries for a total of 66% of all amounts borrowed. During fiscal year 2014, $1,500,000 was borrowed and both the Holding Company and Mirabito Regulated Industries invested $500,000. During fiscal year 2015, $2,500,000 was borrowed and both the Holding Company and Mirabito Regulated Industries invested $850,000. As of September 30, 2015, Leatherstocking Gas has drawn the $4 million available over the two year period on this loan. Both of these agreements have a loan covenant related to debt service coverage being at least 1.15 to 1 at September 30, 2015. Leatherstocking Gas was in violation of this covenant. Leatherstocking Gas received a waiver from Five Star Bank as of September 30, 2015. In February 2015 Leatherstocking Gas purchased a 1.5 mile high pressure gas main along with a meter, heater and regulator station for $900,000. This purchase was funded with a new loan agreement with Five Star Bank for $540,000 and investment from the Holding Company and Mirabito Regulated Industries of $180,000 each. Another $100,000 was invested by both companies for total investments of $1,130,000 by each for the year ended September 30, 2015. The new note matures on March 1, 2020 with an interest rate of 4.58%. With this purchase, Leatherstocking Gas began service to a large industrial customer. On October 19, 2015, Leatherstocking Gas and Five Star Bank entered into an agreement which allows Leatherstocking Gas to borrow up to $500,000 as a line-of-credit note with interest only payments to finance the continued and additional infrastructure cost of the construction project in Northern Pennsylvania. This requires an investment of approximately $166,667 from both the Holding Company and Mirabito Regulated Industries. Leatherstocking Pipeline is a guarantor of this loan.

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

The following table represents the Holding Company’s investment activity in the Joint Ventures at September 30, 2015 and September 30, 2014:

	2015	2014
Beginning balance in investment in joint ventures	$1,280,757	$587,678
Investment in joint ventures during year	1,130,000	800,000
Income (loss) in joint ventures during year	(117,505)	(106,921)
Ending balance in joint ventures	$2,293,252	$1,280,757

At September 30, 2015, the Joint Ventures had combined assets of $11.9 million, combined liabilities of $7.3 million and combined net losses of approximately $235,000.

(10) Income Taxes

Income tax expense for the years ended September 30 is as follows:

	2015	2014
Current	$78,000	$70,000
Deferred	991,631	1,240,705
Total	$1,069,631	$1,310,705

Actual income tax expense differs from the expected tax expense (computed by applying the federal corporate tax rate of 34% and state tax rate of 7.1% to income before income tax expense) as follows:

	2015	2014
Expected federal tax expense	$969,582	$1,148,692
Regulatory adjustment	(55,600)	(80,054)
Dividends received deduction	(11,433)	(12,665)
State tax expense (net of federal)	175,331	223,157
Other, net	(8,249)	31,575
Actual tax expense	$1,069,631	$1,310,705

The tax effects of temporary differences that result in deferred income tax assets and liabilities at September 30 are as follows:

	2015	2014
Deferred income tax assets:
Unbilled revenue	$57,521	$15,510
Deferred compensation reserve	604,458	684,897
Post-retirement benefit obligations	2,246,383	551,579
Comprehensive income	—	1,563,865
Inventories	27,788	54,629
Deficiency of gas adjustment clause revenues billed	85,262	121,316
NOL carryforwards	2,597,946	3,146,186
Other	1,285,010	407,984
Total deferred income tax assets	6,904,368	6,545,966

Deferred income tax liabilities:
Property, plant and equipment, principally due to
differences in depreciation	7,759,860	7,197,083
Pension benefit obligations	1,298,794	238,880
Comprehensive income	19,892	—
Deferred rate expense and allocations	365,091	438,469
Other	1,054,445	111,166
Total deferred income tax liabilities	10,498,082	7,985,598

Net deferred income tax liabilities	$3,593,714	$1,439,632

The Holding Company has federal and New York State tax net operating loss carry forwards available of approximately $6.4 million as of September 30, 2015 that begin to expire at the end of the Holding Company’s fiscal 2025 tax year.

The accounting rules for uncertain taxes provide for the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recognized in the financial statements. The Holding Company has evaluated its tax positions and accordingly has not identified any significant uncertain tax positions. The Holding Company’s policy is to classify interest associated with uncertain tax positions as interest expense in the financial statements. Penalties are classified under other expense. The Holding Company will file a consolidated federal income tax return and state income tax returns in New York and Pennsylvania. The federal returns for the tax years ended September 30, 2012 and prior to September 30, 2011 are no longer subject to examination. The state returns for the tax years ended prior to September 30, 2012 are no longer subject to examination. The Gas Company’s federal return is currently being examined for the tax year ended September 30, 2011. At this time, the Holding Company and Gas Company do not know of any material financial impact as a result of the examination.

(11) Pension and Other Post-retirement Benefit Plans

There are currently three covered participants related to the deferred compensation obligation that are all former officers. The liability on the consolidated balance sheet represents the present value of the future obligation. In 1997, the Gas Company established a trust (the Rabbi Trust) to fund a deferred compensation plan for certain officers. The fair market value of assets in the trust was $2,102,600 (plus $51,185 in additional stock) and $2,256,953 (plus $51,185 in additional stock) at September 30, 2015 and 2014, respectively, and the plan liability, which is labeled as deferred compensation on the balance sheet, was $1,492,488 and $1,666,415 at September 30, 2015 and 2014, respectively. The assets of the trust are available to general creditors in the event of insolvency. In 2015, the mortality assumption was changed from the RP-2000 annuitant/non-annuitant mortality table with generational improvements using scale BB to the 2008 VBT Primary Male Smoker tables with generational improvements for two of the covered participants which resulted in a decrease to the pension obligation of approximately $171,000. In 2014, the mortality assumption was changed from the 1994 Group Annuity Mortality Table for Males and Females without generational improvements to the RP-2000 annuitant/non-annuitant Mortality Table for Males and Females with generational improvements projected using scale BB. This change resulted in an increase to the pension benefit obligation of approximately $131,200 in fiscal 2014.

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

In addition to the Gas Company’s defined benefit pension plans, the Gas Company offers post-retirement benefits comprised of medical and life coverage to its employees who meet certain age and service criteria. For union participants who retire on or after September 2, 1992, the Gas Company cost for post-retirement benefits is contractually limited and will not exceed $150 per month. This contract is in effect until April 2, 2018. The monthly benefit for all non-union employees, who retire between the ages of 62 and 65, will be the lesser of 40% of the retiree’s plan premium or $150. After age 65, the Gas Company pays up to $150 a month for the cost of the retiree’s supplemental plan. In addition, the Gas Company offers limited life insurance coverage to active employees and retirees. The post-retirement benefit plan is not funded. The Gas Company accrues the cost of providing post-retirement benefits during the active service period of the employee.

The following table shows reconciliations of the Gas Company’s pension and post-retirement plan benefits as of September 30:

	Pension Benefit		Post-retirement Benefits
	2015	2014	2015	2014
Change in benefit obligations:
Benefit obligation at beginning of year	$18,633,318	$17,099,633	$1,264,378	$1,118,819
Service cost	337,039	306,274	20,979	16.096
Interest cost	919,156	806,489	48,673	52,682
Participant contributions	-	-	63,673	62,600
Actuarial (gain) loss	300,931	1,299,938	25,891	136,781
Benefits paid	(905,842)	(879,016)	(128,001)	(122,600)
Curtailments	-	-	-	-
Benefit obligation at end of year	19,284,602	18,633,318	1,295,660	1,264,378
Change in plan assets:
Fair value of plan assets at beginning of year	13,675,154	12,224,984	-	-
Actual return on plan assets	4,126	1,164,288	-	-
Company contributions	990,897	1,164,898	64,261	60,000
Participant contributions	-	-	63,740	62,600
Benefits paid	(912,338)	(879,016)	(128,001)	(122,600)
Fair value of plan assets at end of year	13,757,839	13,675,154	-	-
Funded status	(5,526,763)	(4,958,164)	(1,295,660)	(1,264,378)
Unrecognized net actuarial loss/(gain)	4,403,014	3,572,106	(45,221)	(79,013)
Unrecognized prior service cost	9,797	19,203	150,083	153,630
(Accrued) prepaid benefit cost	(1,113,952)	(1,366,855)	(1,190,798)	(1,189,761)
Accrued contribution	-	-	-	-

Amounts recognized in the balance sheet consists of:
Prepaid (accrued) benefit liability	(5,526,763)	(4,958,164)	(1,295,660)	(1,264,378)

Amounts recognized in the Balance Sheets consist of:
(Accrued)/prepaid pension cost as of beginning of fiscal year	(1,366,855)	(1,894,275)	(1,189,761)	(1,201,413)
Pension (cost) income	(986,115)	(737,994)	(70,313)	(56,348)
Contributions	990,897	1,164,898	-	-
Change in receivable contribution	248,121	100,516	-	-
Net benefits paid	-	-	69,276	68,000
Change in additional minimum liability	-	-	-	-
(Accrued)/prepaid pension cost as of end of fiscal year	(1,113,952)	(1,366,855)	(1,190,798)	(1,189,761)

Fair value of plan assets at end of year
Cash and equivalents	175,950	333,449	-	-
Government and agency issues	2,920,406	2,084,850	-	-
Corporate bonds	3,691,645	3,523,711	-	-
Fixed index funds	324,804	609,911	-	-
Fixed income	540,732	1,095,214	-	-
Equity securities	6,104,302	6,028,019	-	-
	13,757,839	13,675,154	-	-

The funded status of both plans totaling a deficiency of approximately $6,800,000 and $6,200,000 at September 30, 2015 and 2014, respectively, are included in deferred pension & post-retirement benefits on the consolidated balance sheets which are offset by a pension regulatory liability of approximately $35,000 at September 2015 and a pension regulatory asset of approximately $131,000 at September 30, 2014. In accordance with ASC 715, the net actuarial loss/(gain) and unrecognized prior service cost are collectively adjusted through other comprehensive income (loss)-minimum pension liability and included in accumulated other comprehensive income in the consolidated financial statements, which are presented net of tax for fiscal 2014. In the fourth quarter of fiscal 2015 the Gas Company determined that it meets the criteria to record these items as a regulatory asset in accordance with ASC 980-715-25-5. See Note 5 to the financial statements.

During the year ended September 30, 2015, the pre-tax accumulated net actuarial loss/(gain) and unrecognized prior service cost increased by $851,547 from $3,666,126 to $4,517,673. Historically, the change in these items had been recorded net of tax in the consolidated statements of changes in stockholders’ equity. During first three quarters of the year ended September 30, 2015, the Gas Company recorded $222,363 ($377,526, net of tax) through OCI for the estimated change in these items based on estimates prepared by the actuary during the year ended September 30,2014. After removing these items from OCI and establishing the regulated asset in the fourth quarter of the year ended September 30, 2015, the remaining change of $474,021 was recorded directly as an increase to this asset. Beginning with the year ended September 30, 2016 the change in pre-tax net actuarial loss/(gain) and unrecognized prior service will be recorded directly to the regulatory asset related to pension.

Amortization of unrecognized net (gain)/loss for the Retirement Plan for fiscal year ending September 30, 2015:

1	Projected benefit obligation as of September 30, 2015	$19,284,602
2	Plan assets at September 30, 2015	(13,757,839)
3	Unrecognized (gain)/loss as of September 30, 2015	4,403,014
4	Ten percent of greater of (1) or (2)	1,928,460
5	Unamortized (gain)/loss subject to amortization - (3) minus (4)	2,474,554
6	Active future service of active plan participants expected to receive benefits	9.79
7	Minimum amortization of unamortized net (gain)/loss - (5)/(6)	$252,763
8	Amortization of (gain)/loss for 2015-2016	$672,265

Amortization of unrecognized net (gain)/loss for the Post-Retirement Plan for the fiscal year ended September 30, 2015:

Amount to be amortized 2015 - 2016	$(45,221)
Amortization period	10 years
Amortization for 2015 - 2016 ((gain)/loss divided by period)	$(4,522)

	Pension Benefits		Post-retirement Benefits
	2015	2014	2015	2014
Components of net period benefit cost (benefit):
Service cost	343,039	311,274	20,979	16,096
Interest cost	919,156	806,489	48,673	52,682
Expected return on plan assets	(1,027,565)	(926,361)
Amortization of prior service	9,406	10,749	3,547	3,547
Amortization of unrecognized actuarial loss (gain)	493,958	435,327	(7,901)	(23,977)
Net periodic benefit cost (benefit)	737,994	637,478	65,298	48,348

For ratemaking and financial statement purposes, pension expense represents the amount approved by the NYPSC in the Gas Company’s most recently approved rate case. Pension expense (benefit) for ratemaking and financial statement purposes was approximately $970,000 for the years ended September 30, 2015 and 2014. The difference between the pension expense (benefit) for ratemaking and financial statement purposes, and the amount computed above has been deferred as regulatory assets and are not included in the prepaid pension cost noted above. The cumulative amounts deferred equal $89,746 and $227,024 as of September 30, 2015 and 2014, respectively.

The NYPSC has allowed the Gas Company to recover incremental cost associated with post-retirement benefits through rates on a current basis. Due to the timing differences between the Company’s rate case filings and financial reporting period, a regulatory receivable of $123,174 and $147,168 has been recognized at September 30, 2015 and 2014, respectively.

	Pension Benefits		Post-retirement Benefits
	2015	2014	2015	2014
Weighted average assumptions used to determine net
period cost at September 30:
Discount rate	5.22%	5.07%	4.00%	3.95%
Salary increases	2.00%	2.00%	N/A	N/A
Expected return on assets	7.50%	7.50%	N/A	N/A

For the period ended September 30, 2014, the discount rate was prepared by utilizing an analysis of the plan’s expected future cash flows and high-quality fixed-income investments currently available and expected to be available during the period to maturity of the pension benefits. The discount rate used is an estimate of the rate at which a defined benefit pension plan could settle its obligations. Rather than using a rate and curve developed using a bond portfolio, this method selects individual bonds to match to the expected cash flows of the Plan. Management feels this provides a more accurate depiction of the true cost to the plan to settle the obligations as the Plan could theoretically go into the marketplace and purchase the specific bonds used in the analysis in order to settle the obligations of the Plan. In 2014, the mortality assumption has changed from the 1994 Group Annuity Mortality Table for Males and Females without generational improvements to the RP-200 annuitant/non-annuitant Mortality Table for Males and Females with generational improvements projected using scale BB. This change resulted in an increase to the pension benefit obligation of approximately $1,394,000. The net effect of these two changes to the assumptions is a decrease of approximately $759,000 to the pension benefit obligation. In fiscal year 2015, the same methodology was used as in 2014. The change in discount rate from 5.07% to 5.22% did not have a significant effect on the benefit obligation.

The expected returns on plan assets of the Retirement Plan and Post-Retirement Plan are applied to the market-related value of plan assets of the respective plans. For the Retirement Plan, the market-related value of assets recognizes the performance of its portfolio over five years and reduces the effects of short-term market fluctuations. The Gas Company’s Retirement Plan assets are invested by a manager that reports at least annually to the Gas Company’s Investment Committee for review and evaluation. The manager has been given the objective to achieve modest capital appreciation with a secondary objective of achieving a relatively high level of current income using a mix of cash equivalents, fixed income securities and equities to structure a balanced investment portfolio. The Investment Committee does not reserve control over investment decisions, with the exception of certain limitations and holds the manager responsible and accountable to achieve the stated objectives. The market-related value of Post-Retirement Plan assets is set equal to market value.

For measurement purposes, a 6% annual rate of increase in the per capita cost of covered benefits (health care cost trend rate) was assumed for 2015. The rate is assumed to increase by 6% each year thereafter. A 1% increase in the actual health care cost trend would result in approximately a 3.9% increase in the service and interest cost components of the annual net periodic post-retirement benefit cost and a 5.7% increase in the accumulated post-retirement benefit obligation. A 1% decrease in the actual health care cost trend would result in approximately a 3.2% decrease in the service and interest cost components of the annual net periodic post-retirement benefit cost and a 4.8% decrease in the accumulated post-retirement benefit obligation.

The Gas Company expects to contribute $960,819 to the Retirement Plan during the year ended September 30, 2016.

The estimated pension plan benefit payments are as follows:

2016	$1,103,000
2017	$1,141,000
2018	$1,161,000
2019	$1,226,000
2020	$1,337,000
2021+	$7,057,000

The Gas Company also maintains the Corning Natural Gas Corporation Employee Savings Plan (the “Savings Plan”). All employees of the Gas Company who work for more than 1,000 hours per year and who have completed one year of service may enroll in the Savings Plan at the beginning of each calendar quarter. Under the Savings Plan, participants may contribute up to 50% of their wages. For all employees, the Gas Company will match one-half of the participant’s contribution up to a total of 50% of the participant’s contribution up to a total of 6% of the participant’s wages. The plan is subject to the federal limitation. The Gas Company contribution to the plan was $87,456 in 2015 and $87,712 in 2014.

(12) Stock Options

A summary of all stock option activity and information related to all options outstanding follows:

	2014
	Stock Options
	Number of	Weighted	Average
	Shares	Average	Remaining
	Remaining	Exercise	Contractual
	Options	Price	Term
Outstanding at October 1, 2013	13,500	$12.83
Options granted	—
Options exercised during year ended September 30, 2014	—
Options expired during year ended September 30, 2014	—
Outstanding at September 30, 2014	13,500	$12.83	1.25 years
Exercisable at September 30, 2014	13,500	$12.83	1.25 years

	2015
	Stock Options
	Number of	Weighted	Average
	Shares	Average	Remaining
	Remaining	Exercise	Contractual
	Options	Price	Term
Outstanding at October 1, 2014	13,500	$12.83
Options granted	—
Options exercised during year ended September 30, 2015	1,500	$12.83
Options expired during year ended September 30, 2015	—
Outstanding at September 30, 2015	12,000	12.83	.25 years
Exercisable at September 30, 2015	12,000	12.83	.25 years

There is no unrecognized cost related to options at September 30, 2015 because all options are vested. On October 21, 2015, an additional 9,000 options were exercised.

(13) Commitments

The Gas Company is a local distribution company and has contracted for gas supply from various sources to provide the commodity to the city gates. The city gate is the transfer point at which we take ownership of the gas supply from local producers and interstate pipelines and billing metering starts. The Gas Company maintains storage capacity of approximately 736,000 Dekatherms. Prior to April 2014, the Gas Company contracted with a third-party to manage its gas supply and storage. Starting in April 2014, the Gas Company assumed responsibility for managing its gas supply assets. At September 30, 2015, we had 654,040 dekatherms at $1.2 million in storage. As the result of these actions, we anticipate that we will have sufficient gas to supply our customers for the 2015-2016 winter heating season.

The Gas Company has secured the NYPSC required fixed price and storage gas supply for the winter season and is managing its gas storage and gas contracts to assure that the Gas Company follows its gas supply and acquisition plan. The gas supply plan is a formal document that defines how we acquire natural gas to supply our customers. The plan is submitted to the NYPSC every year and adherence to the plan is a regulatory mandate. Assuming no extraordinary conditions for the winter season, gas supply, both flowing and storage, will be adequate to serve our approximately 14,800 customers.

On September 9, 2015, the Holding Company and M&T Bank signed a Commitment Letter for up to a $12 million term loan and a $2 million line of credit loan for partially financing the stock purchase of Pike County Light & Power Company from Orange & Rockland Utilities. See Note 15 Subsequent Events of Notes to the Consolidated Financial Statements for additional information. The term loan will mature five years from the date of closing with interest only payments for the first six months, then monthly payment of principal and interest based on an amortization not to exceed ten years. This loan will have a variable interest rate based on one month LIBOR plus 300 basis points. The line of credit note will be a demand facility billed interest only monthly at a variable rate equal to one month LIBOR plus 275 basis points.

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

(14) Related Party Transactions

A director performed legal services for the Gas Company of approximately $174,000 in 2015 which resulted in some property tax savings but the legal service cost was reimbursed by the customer responsible for payment of the property tax. No amounts have been recorded in the consolidated financial statements.

Related party receivables are expenditures paid on behalf of the Holding Company’s joint venture investments. There were costs incurred in fiscal year 2015 of $118,108 with approximately $10,500 due for shares sold to Leatherstocking Gas for director services. There were no payments made in fiscal year 2015 but we expect repayment on these amounts during the year ended September 30, 2016.

(15) Subsequent Events

On October 13, 2015, the Holding Company entered into a Stock Purchase Agreement with Orange and Rockland Utilities, Inc. (“O&R”) for the purchase of all of the outstanding capital stock of Pike County Light & Power Company (“PCL&P”), a Pennsylvania corporation operating as a regulated electric and gas utility serving approximately 5,800 customers in Pike County, Pennsylvania. The purchase price for the stock of PCL&P is $13.1 million, with a closing date working capital adjustment of no more than $3 million and assumption of $3.2 million in PCL&P’s outstanding bonds. The Holding Company expects to cause these bonds to be redeemed soon after closing of the stock purchase. The consummation of the transactions contemplated by the Stock Purchase Agreement is subject to various closing conditions including: regulatory filings with, and/or approvals by the NYPSC, Pennsylvania Public Utility Commission and the Federal Energy Regulatory Commission. The Stock Purchase Agreement may be terminated by mutual consent of the Holding Company and O&R, if a condition to closing becomes incapable of fulfillment and by either party if closing has not occurred on or before April 13, 2017.

On October 14, 2015, the Gas Company entered into a Term Note and Agreement with M&T in the amount of $1,000,000 with an interest rate of 2.75 percentage points above LIBOR for the purpose of short term financing of mandated construction projects. The maturity date of this note was January 14, 2016. On November 6, 2015, the Gas Company entered into a Term Note and Agreement with M&T in the amount of $3,000,000 that consolidated the notes for $2,000,000 and $1,000,000 into a new note with a maturity date of February 6, 2016. This note has an interest rate of 2.75 percentage points above LIBOR. This note is expected to be either refinanced or extended at maturity.

On October 19, 2015, the NYPSC adopted the terms of the Extension Joint Proposal, including the Safety and Reliability Charge which permits the Gas Company to collect approximately $466,000 in the first twelve months (May 1, 2015 through April 30, 2016), and approximately $575,000 in the second twelve months (May 1, 2016 through April 30, 2017), of the extended Gas Rate Plan, for a total of approximately $1,041,000 with collection condensed and starting November 1, 2015 and ending April 30, 2017. The return of the Gas System Benefit Charge over-collection and elimination of its prospective collection (a regulatory liability) partially offset the collections on the Safety and Reliability Charge, resulting in a total cash flow increase expected over the two-year term of the Extension Joint Proposal of approximately $426,000.

On October 19, 2015, Leatherstocking Gas and Five Star Bank entered into an agreement which allows Leatherstocking Gas to borrow up to $500,000 as a line-of-credit note with interest only payments due at a variable rate equal to the prime rate announced in the Wall Street Journal on a monthly basis. The note will then convert to a permanent loan payable over five years on a ten year amortization schedule. When the loan converts, Leatherstocking Gas will decide on either a fixed rate or variable rate. This requires an investment of approximately $166,667 by each equity holder. Leatherstocking Pipeline is a guarantor of this loan. The interests of the Holding Company and Mirabito Regulated Industries, LLC have been pledged as additional collateral. The purpose of this credit note is to finance the continued and additional infrastructure costs of the construction projects in Northern Pennsylvania.

On October 21, 2015, 9,000 stock options were exercised for proceeds of $115,470.

On December 1, 2015, 2,625 shares were issued to our Board for the quarter ended September 30, 2015 for services provided to the Company.