Form 10-K/A
period 2015-09-30
Corning Natural Gas Holding Corp
filed 2016-01-28
CIK 1582244

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☑

 Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

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

Number of shares of Common Stock outstanding as of the close of business on December 1, 2015: 2,463,574

EXPLANATION OF AMENDMENT

Corning Natural Gas Holding Corporation is filing this Form 10-K/A as Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended September 30, 2015 (the “Annual Report”) that was filed with the Securities and Exchange Commission on December 23, 2015 for the purpose of including the following portions of Corning Natural Gas Holding Corporation’s Annual Report:

Item 10 — Directors, Executive Officers and Corporate Governance

Item 11 — Executive Compensation

Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13 — Certain Relationships and Related Transactions, and Director Independence

Item 14 — Principal Accounting Fees and Services

Item 15 — Exhibits and Financial Statement Schedules

Except as described above, no other amendments are being made to the Annual Report.  This Amendment does not reflect events occurring after the September 30, 2015 fiscal year end except as expressly set forth in the December 23, 2015 filing of the Annual Report or herein, or modify or update the disclosure contained in the Annual Report in any way other than as required to reflect the additions discussed above and reflected below.

EXPLANATORY NOTE

Corning Natural Gas Holding Corporation (“Holding Company”) is a successor issuer to Corning Natural Gas Corporation (“Company”) as of November 12, 2013 as a result of a share-for-share exchange (the “Share Exchange”), creating a holding company structure. As of November 12, 2013, the Company became a wholly-owned subsidiary of the Holding Company.

As used in this Form 10-K/A, the terms “Gas Company,” “Corning Gas,” “we,” “us,” and “our” mean Corning Natural Gas Corporation, unless the context clearly indicates otherwise. Except as otherwise stated, the information contained in this Form 10-K/A is as of September 30, 2015.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

Board of Directors.  The names, ages, positions, business experience and principal occupations and employment of each member of the board of directors is set forth below:

			Director of Holding	Director of Gas
Name	Age	Position	Company Since	Company Since

Henry B. Cook, Jr.	68	Chairman of the Board and	2013	2007
		Director
Michael I. German	65	Chief Executive Officer,	2013	2006
		President and Director
Ted W. Gibson	73	Director	2013	2006
Joseph P. Mirabito	57	Director	2013	2010
William Mirabito	55	Director	2013	2010
Robert B. Johnston	50	Director	2014	-
George J. Welch	70	Director	2013	2007
John B. Williamson III	61	Director	2013	2010

Henry B. Cook, Jr. is our chairman of the board of directors and has served as a director of the Holding Company since its organization in 2013 and a director of Corning Gas since May 2007.  Mr. Cook is also a director of the Corning Natural Gas Appliance Corporation (“Corning Appliance”). He is the president of Triple Cities Acquisition, LLC, a heavy truck parts and vehicle dealer, and Roadwolf Transportation Products, LLC, an importer of heavy duty truck parts.  He is not related to Matthew J. Cook, our vice president – operations. Mr. Cook has exhibited his expertise in the development and management of the business of those two companies. The business experience, together with the expertise about our business and operations derived from his years of service on the board of the Company and leadership as chairman of the board led the board of directors to conclude that Mr. Cook has the judgment and skills desired for continued service on the board.

Michael I. German has served as our chief executive officer, president and director of the Holding Company since its organization in 2013 and has been chief executive officer, president and a director of Corning Gas since December 2006. Mr. German also serves as president of Corning Appliance and our joint venture investments, Leatherstocking Gas Company, LLC (“Leatherstocking Gas”) and Leatherstocking Pipeline Company, LLC (“Leatherstocking Pipeline”). Prior to joining the Company, he was senior vice president, utility operations for Southern Union Company where he was responsible for gas utility operations in Missouri, Pennsylvania, Rhode Island and Massachusetts.  From 1994 to 2005, Mr. German held several senior positions at Energy East Corporation, a publicly-held energy services and delivery company, including president of several utilities. From 1978 to 1994, Mr. German worked at the American Gas Association, finishing as senior vice president. From 1976 to 1978, Mr. German worked for US Energy Research and Development Administration. Mr. German is a board member of the Northeast Gas Association, Ampco Pittsburgh Corporation and several non-profit organizations. Mr. German’s role as president and chief executive officer and responsibility for the day-to-day operations and significant strategic initiatives, as well as his extensive experience in utility and public company operations, led the board to conclude that Mr. German should continue to serve as a director.

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

Robert B. Johnston has been a director of the Holding Company since July 15, 2014. He serves as the Executive Vice President and Chief Strategy Officer for The InterTech Group, Inc. (“ InterTech”). In this capacity, he is responsible for merger and acquisition activities, investments and communications at InterTech as well as oversight of a number of InterTech operating companies. He previously served as the President, Chief Executive Officer and Deputy Governor of the Hudson’s Bay Company. He currently serves on several public company boards including Supremex Inc. where he is the chairman of the board of directors, Fyffes PLC, Circa Enterprises and Gas Natural Inc. Additionally, he serves on the board of directors of the South Carolina Community Loan Fund,Exchanges Canada, and is a member of the advisory board of the McGill University Executive Institute. Mr. Johnston previously served on the Boards of Pacific Northern Gas, Central Vermont Public Service Corporation, Galvanic Applied Sciences, The Hudson’s Bay Company, Canada’s National History Society and Carolina Youth Development Center. Mr. Johnston received an MBA from the John Molson School of Business, a MA in Public Policy & Public Administration and a BA in Political Science from Concordia University. Additionally, He holds the ICD.D Designation from the Institute of Corporate Directors (Canada). Mr. Johnston’s extensive financial and operational experience coupled with his corporate governance and regulated utility experience led the board to conclude that he should continue to serve as a director.

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

William Mirabito has served as a director of the Holding Company since its organization in 2013 and has been a director of Corning Gas since November 2010. He and Joseph Mirabito are cousins. He is former president of Mang Insurance Agency and current senior vice president of Mirabito Holdings, Inc. and Mirabito Regulated Industries, LLC. He is also the chairperson of the audit committee for Mirabito Holdings, Inc. In addition to serving as a board member of the Fox Hospital in Oneonta, NY, he also serves on its finance committee. He is also a board member of Springbrook and serves on its executive committee. Mr. Mirabito also serves as a director on the boards of Corning Appliance, Leatherstocking Gas and Leatherstocking Pipeline. Mr. Mirabito’s business and management experience as president of Mang Insurance Agency and senior vice president of Mirabito Holdings, Inc. and Mirabito Regulated Industries, LLC, his commitment to the growth of our business as a significant shareholder, as well as his experience in advising and serving on the board and committees of Fox Hospital and Springbrook led the board of directors to conclude that Mr. Mirabito has the skills and experience desired for continued service on the board.

George J. Welch has served as a director of the Holding Company since its organization in 2013 and has been a director of Corning Gas since May 2007. He is also a director of Corning Appliance. He is the senior partner in the law firm of Welch & Zink in Corning, New York where his practice concentrates on business transactions and real estate. He has served as a director of many regional organizations, including a regional economic development organization and PaneLogic, Inc., a provider of control system integration services. Mr. Welch serves on the Alfred State College Council, an advisory group to the president of the College. Mr. Welch's extensive experience in legal matters and economic development, and as a community leader, led the board to conclude that he should continue to serve as a director.

John B. Williamson, III has served as a director of the Holding Company since its organization in 2013 and has been a director of Corning Gas since November 2010. He is also a director of Corning Appliance. Since 2004, Mr. Williamson has served as chairman of RGC Resources, Inc., a $100 million dollar energy distribution and services holding company. He served as director, president and chief executive officer of RGC Resources from 1999 to 2013. In addition, he serves as a director of Bank of Botetourt, Optical Cable Corporation and Luna Innovations Corporation. Mr. Williamson received an MBA from the College of William and Mary and a BS from Virginia Commonwealth University. Mr. Williamson’s experience as the chairman, president and chief executive officer of an energy distribution and services company, as well as his experience in advising and serving on the board and committees of other corporations, resulting in his broad understanding of the operational, financial and strategic issues that businesses generally and utilities face, led the board to conclude that he should continue to serve as a director.

Executive Officers.  The names, ages, positions and certain other information concerning the current executive officers and significant employees of both the Holding Company and the Gas Company are set forth below.

Name	Age	Position
Michael I. German*	65	Chief Executive Officer, President and Director
Firouzeh Sarhangi	57	Chief Financial Officer and Treasurer
Stanley G. Sleve	66	Vice President - Administration and Corporate Secretary
Matthew J. Cook	54	Vice President - Operations
Russell S. Miller	52	Vice President - Gas Supply and Marketing

* Biographical information for Mr. German can be found under “Board of Directors.”

Firouzeh Sarhangi has served as Chief Financial Officer and Treasurer of the Holding Company since its organization in 2013. She was appointed as Chief Financial Officer and Treasurer of Corning Gas in 2006. Ms. Sarhangi also serves as Treasurer of Corning Appliance and as Chief Financial Officer of Leatherstocking Gas and Leatherstocking Pipeline. From February 2004 until her appointment as Chief Financial Officer of the Company, she served as Vice President - Finance of Corning Gas. Previously, she was President of Tax Center International ("TCI"), a company she founded and operated until Corning purchased TCI in 1998. Ms. Sarhangi has thirty-two years of public accounting experience.

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

Russell S. Miller rejoined Corning Gas as director of gas supply and marketing in June 2008 and was appointed as vice president – gas supply and marketing, in December 2009. From 1987 through 2004 he was employed by us in various positions including vice president – operations, gas supply manager and mapping technician. From 2006 until rejoining Corning Gas, he was employed by IBM, as energy distribution manager where he managed a team of energy buyers.  From 2004 through 2006, he was employed as an industrial account manager for Sprague Energy Corp. located in Portsmouth, New Hampshire. Mr. Miller also serves as a vice president of Corning Appliance and as a director on the boards of Leatherstocking Gas and Leatherstocking Pipeline.

Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than 10% of our common stock, to file with the Securities and Exchange Commission (the “SEC”) initial reports of ownership and reports of changes in ownership of our common stock. Our officers, directors and greater than 10% shareholders are required by the SEC to furnish us with copies of all Section 16(a) forms they file. Based solely on review of copies of reports furnished to us or written representations that no reports were required, we believe that all Section 16(a) filing requirements were met in the last fiscal year.

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

The audit committee oversees management’s implementation of internal controls and procedures for financial reporting designed to ensure the integrity and accuracy of our financial statements and to ensure that we are able to timely record, process and report the information required for public disclosure.  In fulfilling its oversight responsibilities, the audit committee reviewed and discussed the financial statements with management and Freed Maxick CPA’s, P.C. (“Freed Maxick”), our independent accounting firm. The audit committee reviewed and discussed the audited financial statements of the Company for the years ended September 30, 2015 and September 30, 2014, with Freed Maxick. The audit committee also discussed with Freed Maxick, the matters required by AU Section 380, “Communication with Audit Committees” (Statement on Auditing Standards No. 61, as amended). The audit committee reviewed with Freed Maxick, which is responsible for expressing an opinion on the conformity of our audited financial statements with accounting principles generally accepted in the United States, its judgment as to the quality, not just the acceptability, of our accounting principles and other matters as are required to be discussed with the audit committee pursuant to generally accepted auditing standards.

In discharging its oversight responsibility as to the audit process, the audit committee obtained from our independent accounting firm a formal written statement describing all relationships between the independent accounting firm and us that might bear on the accounting firm’s independence consistent with the requirements of the Public Company Accounting Oversight Board and discussed with the accounting firm any relationships that may impact its objectivity and independence.  In considering the accounting firms independence, the audit committee also considered whether the non-audit services performed by the accounting firms on our behalf were compatible with maintaining the independence of the accounting firm.

In reliance upon (1) the audit committee’s reviews and discussions with management and Freed Maxick, (2) management’s assessment of the effectiveness of our internal control over financial reporting, and (3) the receipt of an opinion from Freed Maxick dated December 23, 2015, stating that the Holding Company’s financial statements for the fiscal year ended September 30, 2015 are presented fairly, in all material respects, in conformity with U.S. generally accepted accounting principles, the audit committee recommended to our board that these audited financial statements be included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015, for filing with the SEC.

Audit Committee

JOHN B. WILLIAMSON III, CHAIRMAN

HENRY B. COOK, JR.

WILLIAM MIRABITO

ITEM 11.  Executive Compensation

Compensation Committee. Our compensation committee is comprised of Mr. Joseph Mirabito, the committee’s chairman, Mr. Gibson and Mr. Williamson. The committee met twice last fiscal year to recommend salaries and report those recommendations to the full board for approval.

Compensation Committee Interlocks and Insider Participation. No officers or employees of the Holding Company served on the compensation committee. Mr. German meets with the compensation committee at their request and makes recommendations with respect to the compensation of other officers. Mr. Mirabito is an officer, director and shareholder of a company that has entered into a joint venture with the Holding Company. There are no interlocks between our compensation committee and officers and those of any other company.

Summary Compensation Table.  The following table summarizes the compensation paid by the Gas Company, our wholly-owned subsidiary, to the following individuals who are officers of both companies: the chief executive officer, chief financial officer, and our most highly compensated executive officers.

					Change in Pension Value and
					Nonqualified
				Option	Deferred	All Other
Name and				Awards	Compensation	Compensation(1)	Total
Principal Position	Year	Salary ($)	Bonus ($)	($)	Earnings ($)	($)	($)

Michael I. German, President and Chief	2015	169,946	—	—	37,918	6,063	213,927
Executive Officer	2014	171,913	—	—	36,864	5,107	213,884
Firouzeh Sarhangi, Chief Financial Officer and	2015	125,892	8,064	—	26,233	3,492	163,681
Treasurer	2014	129,000	12,200	—	20,804	3,744	165,749
Stanley G. Sleve, Vice President –	2015	123,315	8,092	—	47,020	3,942	182,369
Administration and Corporate Secretary	2014	114,461	11,500	—	43,834	3,779	173,574
Matthew Cook, Vice President – Operations	2015	124,865	7,600	—	18,260	3,974	154,699
	2014	123,913	12,000	—	15,275	3,946	155,134
Russell Miller, Vice President – Gas Supply	2015	115,865	8,352	—	21,620	3,727	149,564
and Marketing	2014	110,307	11,100	—	17,183	3,642	142,232

(1)	The amounts reported include 401(k) matching contributions by the Company in fiscal 2015 of $5,098 for Mr. German, $3,492 for Ms. Sarhangi, $3,942 for Mr. Sleve, $3,974 for Mr. Cook and $3,727 for Mr. Miller and in fiscal 2014 of $5,026 for Mr. German, $3,744 for Ms. Sarhangi, $3,779 for Mr. Sleve, $3,946 for Mr. Cook and $3,642 for Mr. Miller.

Employment Agreements.

Pursuant to his employment agreement dated November 30, 2006, Mr. German continues to serve as president and chief executive officer of Corning Gas for 2016 under the automatic renewal provisions of his contract. Mr. German received 75,000 options to purchase common stock for a price of $15.00 per share under our 2007 Stock Plan. The employment agreement provides termination payments to Mr. German as follows:

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

On April 17, 2012, Corning Gas entered into Change of Control Agreements (the “Agreements”) with all executive officers other than Mr. German. None of our other executive officers have employment agreements.

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

Outstanding Equity Awards at Fiscal Year End.

The following table summarizes information with respect to the stock options held by our most highly compensated executive officers as of the end of the past fiscal year. Mr. German and Ms. Sarhangi exercised their options in October 2015. Mr. Cook and Mr. Miller allowed their options to expire.

	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised
	Options	Options	Option	Option
	Exercisable	Unexercisable	Exercise Price	Expiration
Name	(#)	(#)	($)	Date

Michael I. German	7,500	—	12.83	12	/14/2015	(1)
Firouzeh Sarhangi	1,500	—	12.83	12	/14/2015	(1)
Matthew J. Cook	1,500	—	12.83	12	/14/2015	(1)
Russell S. Miller	1,500	—	12.83	12	/14/2015	(1)

(1) The options were exercisable on 12/15/2011.

Director Compensation. For fiscal years 2014 and 2015, the Holding Company paid its directors with restricted stock grants of 375 shares per quarter. The shares awarded become unrestricted upon a director leaving the board.  Directors who also serve as officers are not compensated for their service as directors.  On January 15, 2014, shares were issued for the quarters ended September 30, 2013 and December 31, 2013. On May 15, 2014, shares were issued for the quarter ended April 30, 2014 and on July 18, 2014 shares were issued for the quarter ended June 30, 2014. On November 13, 2014, shares were issued for the quarter ended September 30, 2014 with the new director, Robert Johnston receiving 317 shares (a pro-rata amount based on his service during the quarter). On February 27, 2015, shares were issued for the quarter ended December 31, 2014, on May 19, 2015, shares were issued for the quarter ended March 31, 2015, on August 17, 2015, shares were issued for the quarter ended June 30, 2015 and on December 1, 2015, shares were issued for the quarter ended September 30, 2015. Information regarding shares of restricted stock awarded to directors in the fiscal year ended September 30, 2015, is summarized below, at the amount recognized for financial statement reporting purposes in accordance with FASB ASC 718.

	Fees Earned or		All Other
	Stock Awards	Compensation	Total
Name	($)	($)	($)

Henry B. Cook, Jr.	—	21,514	—	21,514
Ted W. Gibson	—	21,514	—	21,514
Robert B. Johnston	—	21,514	—	21,514
Joseph P. Mirabito	—	21,514	—	21,514
William Mirabito	—	21,514	—	21,514
George J. Welch	—	21,514	—	21,514
John B. Williamson III	—	21,514	—	21,514

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Principal Shareholders and Management. As of January 19, 2016, there are 2,466,186 shares of common stock outstanding. The following table sets forth, as of January 19, 2016, information regarding the beneficial ownership of our common stock by each shareholder known by us to be the beneficial owner of more than 5% of our stock, each director, each executive officer, and all our directors and executive officers as a group.

	Common Stock
Names and Address(1)(2)	Shares	Percentage

Michael I. German(4)	446,176	18.09%
The Gabelli Group(5)	440,820	17.87%
One Corporate Center
Rye, NY 10580
The Article 6 Marital Trust(6)	289,451	11.74%
under The First Amended and
Restated Jerry Zucker Revocable Trust
4838 Jenkins Avenue
North Charleston, SC 29405
Ted W. Gibson(7)	105,837	4.29%
Henry B. Cook, Jr.(8)	26,296	1.07%
Firouzeh Sarhangi(9)	10,716	*
George J. Welch(10)	12,983	*
Stanley G. Sleve(11)	11,970	*
Joseph P. Mirabito(12)	47,586	1.93%
William Mirabito(13)	47,049	1.91%
John B. Williamson III(14)	9,735	*
Russell S. Miller(15)	815	*
Matthew J. Cook(16)	925	*
Robert B. Johnston(17)	6,817	*
All directors, director nominees
and executive officers as a group
(12 individuals)	726,905	29.47%

 * Less than 1 percent

(1)	Unless otherwise indicated, we believe that all persons named in the table have sole investment and voting power over the shares of common stock owned.

(2)	Unless otherwise indicated, the address of each beneficial owner is c/o Corning Natural Gas Holding Corporation, 330 West William Street, Corning, New York 14830.

(3)	Shares of common stock the beneficial owner has the right to acquire through stock options or warrants that are or will become exercisable within 60 days.

(4)	Includes 7,681 shares of common stock owned by Mr. German’s son of which Mr. German disclaims beneficial ownership of and 19,171 shares of common stock acquired through the Holding Company’s Dividend Reinvestment Program.

(5)	Includes 350,251 shares of common stock held by Gabelli Funds, LLC and 90,569 shares held by Teton Advisors, Inc. Each of Gabelli Funds and Teton Advisors has sole voting and dispositive power over the shares of common stock held by it. Based solely on information in Amendment No. 16 to Schedule 13D filed with the SEC on May 23, 2014.

(6)	Based solely on information in Amendment No. 2 to Schedule 13G filed with the SEC on April 23, 2014.

(7)	Includes 10,650 shares of restricted stock.

(8)	Includes 10,575 shares of restricted stock and 1,049 shares of common stock acquired through the Holding Company’s Dividend Reinvestment Program.

(9)	Includes 472 shares of common stock acquired through the Holding Company’s Dividend Reinvestment Program.

(10)	Includes 10,500 shares of restricted stock and 1,301 shares of common stock acquired through the Holding Company’s Dividend Reinvestment Program.

(11)	Includes 789 shares of common stock acquired through the Holding Company’s Dividend Reinvestment Program.

(12)	Includes 7,372 shares of restricted stock and 1,299 shares held by Mr. Mirabito’s wife. Mr. Mirabito disclaims beneficial ownership of the securities owned by his wife except to the extent of his pecuniary interest therein.

(13)	Includes 7,372 shares of restricted stock and 367 shares of common stock acquired through the Holding Company’s Dividend Reinvestment Program.
(14)	Includes 7,372 shares of restricted stock and 1,687 shares owned jointly with spouse.
(15)	Includes 56 shares owned by Mr. Miller’s wife and 59 shares of common stock acquired through the Holding Company’s Dividend Reinvestment Program. Mr. Miller disclaims beneficial ownership of the securities owned by his wife except to the extent of his pecuniary interest therein.

(16)	Includes 75 shares of common stock acquired through the Holding Company’s Dividend Reinvestment Program.

(17)	Includes 1,817 shares of restricted stock.

Equity Compensation Plan Information. The Corning Natural Gas Corporation 2007 Stock Plan provides for the issuance of 121,432 shares of our common stock.  Beginning in 2008 and continuing for a period of nine years, on the day of each annual meeting of shareholders, the total maximum number of shares available for issuance will automatically increase to the number of shares equal to 15% of the shares outstanding. On the date of the 2014 annual meeting, April 7, 2015, the total maximum number of shares available for issuance increased to 365,832. As of September 30, 2015, there were 12,000 options outstanding and the maximum number of shares available for future grants under the plan, excluding the 12,000 options outstanding, 19,200 shares previously granted and exercised, and 3,000 shares awarded to officers, was 331,632. This plan was assumed by Holding Company as of November 12, 2013, and all outstanding grants were deemed to relate to common stock of Holding Company as of that date.

Number of
securities
remaining available
	Number of		for future issuance
	securities		under equity
	to be issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding securities
	outstanding options,	outstanding options,	reflected in the
Plan category	warrants and rights	warrants and rights	first column)

Equity compensation plans approved	12,000	$12.83	331,632
by security holders
Equity compensation plans not approved	—	—	—
by security holders
Total	12,000	$12.83	331,632

ITEM 13.  Certain Relationships and Related Transactions and Director Independence

Certain Relationships and Related Transactions. The Holding Company holds 50/50 joint ventures with Mirabito Regulated Industries, called Leatherstocking Gas Company, LLC and Leatherstocking Pipeline Company, LLC. Mr. Joseph P. Mirabito and Mr. William Mirabito are officers, directors and are 20% and 21% shareholders, respectively, of Mirabito Holdings, Incorporated, a sister company of Mirabito Regulated Industries. Together they hold approximately 4% of the Holding Company’s outstanding common stock. They are also on the board of the Holding Company, Corning Gas, Corning Appliance, Leatherstocking Gas and Leatherstocking Pipeline. The Holding Company and Mirabito Regulated Industries invested $1,130,000 each into Leatherstocking Gas in fiscal 2015. No investments were made into Leatherstocking Pipeline by either member in fiscal 2015. The Company paid $107,699 to US Bank Voyager Fleet System for purchase of gas for our service vehicles. Mirabito Energy Products is a Voyager Network Partner and is the dba of Mirabito Holdings, Inc. Joseph P. Mirabito is currently president and chief executive officer of Mirabito Holdings, Inc. William Mirabito is currently the senior vice president of Mirabito Holdings, Inc. For coverage of emergency services in the Town of Vestal, the Company also paid Mirabito Energy, Vestal, $13,431. The Company paid a total of $180,118 to Mr. Welch for legal services performed by Mr. Welch during the fiscal year ended September 30, 2015. Of that amount the Company was reimbursed $173,615 for services related to property tax assessments by the customer responsible for the property tax payments.

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

ITEM 14.  Principal Accounting Fees and Services

The following is a summary of the aggregate fees for the fiscal years ended September 30, 2015 and 2014, by our independent registered public accounting firm, Freed Maxick CPA’s, P.C. (“Freed Maxick”).

	2015	2014
Audit Fees	$125,600	$123,000
Tax Fees	$17,500	$14,000
All Other Fees	$21,500	$6,650
Total	$164,600	$143,650

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

All Other Fees. These are fees for the audit of our pension plan, assistance with SEC comment letter and the review of our internal controls and corporate governance.

The audit committee authorized the payment by us of the fees billed to us by Freed Maxick in fiscal 2015 and 2014.  The decision to engage Freed Maxick was approved by the audit committee.  The audit committee has considered whether the provision of non-audit services is compatible with maintaining independence. All audit and non-audit services are required to be pre-approved by the audit committee in accordance with its charter. In fiscal 2015 and 2014, Freed Maxick had no direct or indirect financial interest in Corning in the capacity of promoter, underwriter, voting director, officer or employee.

ITEM 15. Exhibits and Financial Statements Schedules

2.1**	Agreement and Plan of Exchange, dated September 12, 2013, between the Gas Company and Holding Company (filed as Exhibit 2.1 to the Holding Company’s Registration Statement on Form S-4 (No. 333-190348 (the “Form S-4”))
3.1**	The Holding Company’s Certificate of Incorporation, (included as Exhibit B to the Proxy Statement/Prospectus forming portion of the Form S-4)
3.2**	Certificate of Exchange, dated November 6, 2013, consented to by the New York Public Service Commission on November 8, 2013, and filed with the New York Department of State on November 12, 2013
3.3**	Amended and Restated Bylaws of Corning Natural Gas Holding Corporation, effective June 2, 2014 (incorporated by reference to Exhibit 3.2 of the Holding Company's Current Report on Form 8-K dated June 2, 2014 and filed on June 3, 2014)
4.1**	See Exhibits 3.1 and 3.2 for provisions in the Holding Company’s Certificate of Incorporation and By-laws defining the rights of holders of the Holding Company Common Stock
4.2*	Amended and Restated 2007 Stock Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 10-Q dated August 12, 2009)
4.3**	Dividend Reinvestment Plan (filed as Exhibit 4.3 of the Company’s Registration Statement on Form S-1 (No. 333-182386), originally filed with the Securities and Exchange Commission on June 28, 2012)
10.1*	Employment Agreement dated November 30, 2006 between Michael German and the Company (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated November 30, 2006)
10.2*	Amended and Restated Severance Agreement effective August 18, 2006 between the Company and Kenneth J. Robinson (incorporated by reference to Exhibit 10.18 of the Company’s Current Report on Form 8-K dated August 14, 2006)
10.3*	First Amendment to Employment Agreement between Michael I. German and the Company dated December 31, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 10-Q dated August 12, 2009)
10. 4**	Amended and Restated 2007 Stock Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 10-Q dated August 12, 2009)
10.5**	Commercial Promissory Note between the Company and Community Bank, N.A. dated March 31, 2010 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K dated May 7, 2010)
10.6**	Commercial Security Agreement between the Company and Community Bank, N.A. dated March 31, 2010 (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K dated May 7, 2010)
10.7**	Commercial Security Agreement between the Company and Community Bank, N.A. dated March 31, 2010 (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K dated May 7, 2010)
10.8**	Commitment Letter between the Company and Manufacturers and Traders Trust Company dated May 10, 2010 (incorporated by reference to Exhibit 10.16 of the Company’s Current Report on Form 10-Q dated May 12, 2010)
10.9**	Negotiated 311 Gas Transportation Agreement between the Company and Talisman Energy USA, Inc. dated May 13, 2010, with confidential portions redacted. Confidential information omitted and filed separately with the SEC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated May 21, 2010)
10.10**	Multiple Disbursement Term Note between the Company and Manufacturers and Traders Trust Company dated July 14, 2011 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated July 14, 2011)
10.11**	Letter of Credit Agreement between the Company and Manufacturers and Traders Trust Company dated July 14, 2011 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated July 14, 2011)
10.12**	Promissory Note between the Company and Five Star Bank dated September 1, 2011 (incorporated by reference The Company’s Current Report on Form 10-K, dated December 28, 2012)
10.13*	Form of Change of Control Agreement between the Company and Firouzeh Sarhangi, Stanley G. Sleve, Matthew J. Cook and Russell Miller dated April 17, 2012 (incorporated by reference to Exhibit 10.1 of The Company’s Current Report on Form 8-K dated April 17, 2012)
10.14*	Settlement and Release Agreement between the Company and Thomas K. Barry dated December 30, 2011 (incorporated by reference to Exhibit 10.30 of The Company’s Registration Statement on Form S-1 (No. 333-182386), originally filed with the Securities and Exchange Commission on June 28, 2012)
10.15**	Operating Agreement of the Leatherstocking Pipeline Company, LLC (incorporated by reference to Exhibit 10.31 of The Company’s Registration Statement on Form S-1 (No. 333-182386), originally filed with the Securities and Exchange Commission on June 28, 2012)
10.16**	Operating Agreement of the Leatherstocking Gas Company, LLC (incorporated by reference to Exhibit 10.32 of the Company’s Registration Statement on Form S-1 (No. 333-182386), originally filed with the Securities and Exchange Commission on June 28, 2012)
10.17**	Line of Credit Agreement between the Company and Community Bank N.A. dated July 27, 2012 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated July 30, 2012)
10.18**	Term Loan Agreement between the Company and Community Bank N.A. dated July 27, 2012 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated July 30, 2012)
10.19**	Promissory Note in the principal amount of $250,000 payable by the Company to Five Star Bank dated August 13, 2012 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated August 15, 2012)
10.20**	Promissory Note in the principal amount of $250,000 payable by the Company to Five Star Bank dated August 13, 2012 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated August 15, 2012)
10.21*	Form of Restricted Stock Agreement – Officers under the Corning Natural Gas Corporation’s Amended and Restated 2007 Stock Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated December 11, 2012)
10.22*	Form of Restricted Stock Agreement - Non-employee Directors under the Corning Natural Gas Corporation’s Amended and Restated 2007 Stock Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated December 11, 2012)
10.23**	Commercial Line of Credit Agreement and Note as of June 21, 2013 by and between Corning Natural Gas Corporation and Community Bank N.A. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated June 21, 2013)
10.24**	Addendum to Commercial Line of Credit Agreement and Note dated June 21, 2013 by and between Corning Natural Gas Corporation and Community Bank N.A. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K dated June 21, 2013)
10.25**	Agreement to Cancel Security Agreement dated June 21, 2013 by and between Corning Natural Gas Corporation and Community Bank N.A. (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K dated June 21, 2013)
10.26**	Replacement Multiple Disbursement Term Note, dated as of September 3, 2013, by and between the Company and M&T Bank (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated September 3, 2013)
10.27**	Replacement Term Note, dated as of September 3, 2013, by and between the Company and M&T Bank (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated September 3, 2013)
10.28**	Multiple Disbursement Term Note, dated as of September 3, 2013, by and between the Company and M&T Bank (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K dated September 3, 2013)
10.29**	Specific Security Agreement, dated as of September 3, 2013, by and between the Company and M&T Bank (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K dated September 3, 2013)
10.30**	Letter of Commitment between the Company and Community Bank N.A. (incorporated by reference to Exhibit 10.1 of the Holding Company’s Current Report on Form 8K dated March 25, 2014)
10.31**	Commercial Line of Credit Agreement between the Company and Community Bank N.A. (incorporated by reference to Exhibit 10.2 of the Holding Company’s Current Report on Form 8K dated March 25, 2014)
10.32**	Stock Purchase Agreement between the Holding Company and Article 6 Marital Trust under the First Amended and Restated Jerry Zucker Revocable Trust Dated April 2, 2007, dated April 7, 2014
10.33**	Stock Purchase Agreement between the Holding Company and the Retirement Plan for the L.S. Starret Company with QCI Management, Inc., as Registered Investment Advisor dated April 14, 2014
10.34**	Stock Purchase Agreement between the Holding Company and DBH, LLC with QCI Asset Management, Inc., as Registered Investment Advisor dated April 14, 2014
10.35**	Stock Purchase Agreement between the Holding Company and Cold Spring Construction Profit Sharing Plan with QCI Asset Management, Inc., as Registered Investment Advisor dated April 14, 2014
10.37**	Stock Purchase Agreement between the Holding Company and Timothy E. Delaney with QCI Asset Management, Inc., as Registered Investment Advisor dated April 14, 2014
10.38**	Stock Purchase Agreement between the Holding Company and Robert B. Johnston dated April 16, 2014
10.39**	Multiple Disbursement Note between the Company and Manufacturers and Traders Trust Company dated July 3, 2014 (incorporated by reference to Exhibit 10.1 of the Holding Company's Current Report on Form 8-K dated July 3, 2014 and filed on July 10, 2014 (the July 2014 8-K))
10.40**	Credit Agreement between the Company and Manufacturers and Traders Trust Company dated July 3, 2014 (incorporated by reference to Exhibit 10.2 of the July 2014 8-K)
10.41**	Term Note between the Company and Manufacturers and Traders Trust Company dated July 3, 2014(incorporated by reference to Exhibit 10.3 of the July 2014 8-K)
10.42**	Credit Agreement between the Company and Manufacturers and Traders Trust Company dated July 3, 2014 (incorporated by reference to Exhibit 10.4 of the July 2014 8-K)
10.43**	Loan Agreement between Leatherstocking Gas Company, LLC and Leatherstocking Pipeline Company, LLC and Five Star Bank dated August 28, 2014 (incorporated by reference to Exhibit 10.1 of the September 2014 8-K)
10.44**	Line of Credit Note between Leatherstocking Gas Company, LLC and Five Star Bank dated August 28, 2014 (incorporated by reference the Exhibit 10.2 of the September 2014 8-K)
10.45**	General Security Agreement between Leatherstocking Gas Company, LLC and Five Star Bank dated August 27, 2014 (incorporated by reference to Exhibit 10.3 of the September 2014 8-K)
10.46**	General Security Agreement between Leatherstocking Pipeline Company, LLC and Five Star Bank dated August 27, 2014 (incorporated by reference to Exhibit 10.4 of the September 2014 8-K)
10.47**	Unlimited Continuing Guarantee between Leatherstocking Pipeline, LLC and Five Star Bank dated August 27, 2014 (incorporated by reference to Exhibit 10.5 of the September 2014 8-K)
10.48**	Pledge and Security Agreement between Corning Natural Gas Holding Corporation and Mirabito Regulated Industries, LLC with Five Star Bank dated August 27, 2014 (incorporated by reference to Exhibit 10.6 of the September 2014 8-K)
10.49**	Pledge and Security Agreement between Corning Natural Gas Holding Corporation and Mirabito Regulated Industries, LLC with Five Star Bank dated August 27, 2014 (incorporated by reference to Exhibit 10.7of the September 2014 8-K)
10.50**	Commitment Letter between the Holding Company and Manufacturers and Traders Trust Company dated September 9, 2015
10.51**	Loan Agreement between Leatherstocking Gas Company, LLC and Leatherstocking Pipeline Company, LLC and Five Star Bank dated October 19, 2015 (incorporated by reference to Exhibit 10.1 of the October 2015 8-K)
10.52**	Line of Credit Note between Leatherstocking Gas Company, LLC and Five Star Bank dated October 19, 2015 (incorporated by reference the Exhibit 10.2 of the October 2015 8-K)
10.53**	General Security Agreement between Leatherstocking Gas Company, LLC and Five Star Bank dated October 13, 2015 (incorporated by reference to Exhibit 10.3 of the October 2015 8-K)
10.54**	General Security Agreement between Leatherstocking Pipeline Company, LLC and Five Star Bank dated October 14, 2015 (incorporated by reference to Exhibit 10.4 of the October 2015 8-K)
10.55**	Unlimited Continuing Guarantee between Leatherstocking Pipeline, LLC and Five Star Bank dated October 14, 2015 (incorporated by reference to Exhibit 10.5 of the October 2015 8-K)
10.56**	Stock Purchase Agreement between the Holding Company and Orange and Rockland Utilities, Inc. dated October 13, 2015
21**	Subsidiary of Company
23.1**	Consent of Freed Maxick CPA's, P.C.
31.1***	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act - Michael I. German
31.2***	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act - Firouzeh Sarhangi
32.1***	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
101**	The following materials from the Corning Natural Gas Corporation Annual Report on Form 10-K for the period ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language):
(i) the Condensed Consolidated Balance Sheets at September 30, 2015 and 2014
(ii) the Condensed Consolidated Statements of Income and Comprehensive Income for the years ended
September 30, 2015 and 2014
(iii) the Condensed Consolidated Statements of Stockholders' Equity for the years ended
September 30, 2015 and 2014
(iv) the Condensed Consolidated Statements of Cash Flows for the years ended September 30, 2015 and 2014
(v) related notes to the Condensed Consolidated financial Statements

*	Indicates management contract or compensatory plan or arrangement that was previously filed with, or incorporated by reference into, Corning Natural Gas Holding Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 2015 as filed with the Securities and Exchange Commission December 23, 2015.
**	Previously filed with, or incorporated by reference into, Corning Natural Gas Holding Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 2015 as filed with the Securities and Exchange Commission December 23, 2015.
***	Filed herewith

12

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corning Natural Gas Holding Corporation (Registrant)

Date January 28, 2016	/s/ Firouzeh Sarhangi
By: Firouzeh Sarhangi, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to Annual Report has been signed below by the following persons on behalf of the registrant and in the capacitated and on the dates indicated.

/s/ Michael I. German	Chief Executive Officer,
Michael I. German	President and Director	January 28, 2016

/s/ Firouzeh Sarhangi	Chief Financial Officer and
Firouzeh Sarhangi	Treasurer	January 28, 2016

/s/ Henry B. Cook, Jr.	Chairman of the Board and

Henry B. Cook, Jr.	Director	January 28, 2016

/s/ Ted W. Gibson
Ted W. Gibson	Director	January 28, 2016

/s/ Robert B. Johnston
Robert B. Johnston	Director	January 28, 2016

/s/ Joseph P. Mirabito
Joseph P. Mirabito	Director	January 28, 2016

/s/ William Mirabito
William Mirabito	Director	January 28, 2016

/s/ George J. Welch
George J. Welch	Director	January 28, 2016

/s/ John B. Williamson III
John B. Williamson III	Director	January 28, 2016