Form 10-Q
period 2015-12-31
Corning Natural Gas Holding Corp
filed 2016-02-12
CIK 1582244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☐ Smaller Reporting Company ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding as of February 12, 2016
Common Stock, $.01 par value	2,466,186

Corning Natural Gas Holding Corporation (“Holding Company”) is a successor issuer to Corning Natural Gas Corporation (“Gas Company”) as of November 12, 2013 as a result of a share-for-share exchange, creating a holding company structure. As of November 12, 2013, the Gas Company became a wholly-owned subsidiary of Holding Company.

As used in this Form 10-Q, the terms “Gas Company,” “Corning Gas,” “we,” “us,” and “our” mean Corning Natural Gas Corporation, unless the context clearly indicates otherwise. Except as otherwise stated, the information contained in this Form 10-Q is as of December 31, 2015.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

Assets	December 31, 2015	September 30, 2015
	(Unaudited)
Utility property, plant and equipment:
Utility property, plant and equipment	$77,170,715	$74,297,174
Less: accumulated depreciation	(21,411,217)	(20,984,031)
Total utility property, plant and equipment, net	55,759,498	53,313,143

Investments:
Marketable securities available-for-sale at fair value	2,206,098	2,153,785
Investment in joint ventures	2,342,651	2,293,252
Total Investments	4,548,749	4,447,037

Current assets:
Cash and cash equivalents	86,926	75,289
Customer accounts receivable, (net of allowance for
uncollectible accounts of $55,965 and $44,377, respectively)	2,303,654	1,585,845
Related party receivables	540,432	525,920
Gas stored underground, at average cost	1,071,157	1,182,955
Materials and supplies inventory	1,277,437	1,295,304
Prepaid expenses	955,045	1,203,355
Total current assets	6,234,651	5,868,668

Regulatory and other assets:
Regulatory assets:
Unrecovered gas costs	574,977	37,191
Deferred regulatory costs	1,519,429	2,751,339
Deferred pension	4,764,202	4,517,673
Unamortized debt issuance cost (net of accumulated
amortization of $694,533 and $675,326, respectively)	268,651	287,858
Other	246,860	192,869
Total deferred debits and other assets	7,374,119	7,786,930

Total assets	$73,917,017	$71,415,778

See accompanying notes to consolidated financial statements.

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

Liabilities and capitalization:	December 31, 2015	September 30, 2015
	(Unaudited)

Long-term debt, less current installments	$19,007,176	$12,554,397

Current liabilities:
Current portion of long-term debt	22,470	2,923,133
Borrowings under lines-of-credit and short-term debt	7,182,608	9,003,599
Accounts payable	2,296,940	1,721,720
Accrued expenses	401,563	418,221
Customer deposits	1,856,386	1,357,452
Dividends declared	356,964	354,924
Total current liabilities	12,116,931	15,779,049

Other liabilities:
Deferred income taxes	3,876,502	3,593,714
Deferred compensation	1,529,299	1,492,488
Deferred pension costs and post-retirement benefits	7,024,058	6,857,399
Other	326,112	1,410,299
Total deferred credits and other liabilities	12,755,971	13,353,900

Commitments and contingencies (Notes 3, 6 and 8)	—	—

Common stockholders' equity:
Common stock ($.01 par value per share.
Authorized 3,500,000 shares; issued and outstanding
2,463,724 shares at December 31, 2015 and 2,449,647
shares at September 30, 2015)	24,637	24,496
Additional paid-in capital	26,547,099	26,362,369
Retained earnings	3,416,024	3,312,638
Accumulated other comprehensive income	49,179	28,929
Total common stockholders' equity	30,036,939	29,728,432

Total liabilities and capitalization	$73,917,017	$71,415,778

See accompanying notes to consolidated financial statements.

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income
Unaudited
	Three Months Ended
	December 31, 2015	December 31, 2014
Utility operating revenues	$4,800,530	$5,866,335
Natural gas purchased	891,978	1,935,910
Gross margin	3,908,552	3,930,425

Cost and expense
Operating and maintenance	1,951,622	1,854,548
Taxes other than income taxes	482,215	498,000
Depreciation	408,685	387,192
Other deductions, net	106,847	59,853
Total costs and expenses	2,949,369	2,799,593

Utility operating income	959,183	1,130,832

Other income and (expense)
Interest expense	(251,955)	(227,996)
Other expense	(10,597)	(21,539)
Other income	2,367	10,000
Investment income	18,397	43,184
(Loss) from joint ventures	(601)	(20,077)
Rental income	12,138	12,138

Income from utility operations, before income taxes	728,932	926,542

Income Taxes
Income tax benefit, current	—	—
Income tax (expense), deferred	(268,582)	(358,177)
Total income taxes	(268,582)	(358,177)

Net income	460,350	568,365

Other comprehensive income (loss)
Minimum pension liability, net of tax of $0 and $51,721,
respectively	—	(74,121)
Net unrealized gain (loss) in securities available for sale,
net of tax of $14,130 and $4,316, respectively	20,250	8,377
Other comprehensive income (loss)	20,250	(65,744)

Total comprehensive income	$480,600	$502,621

Weighted average earnings per share-
basic:	$0.19	$0.23
diluted:	$0.19	$0.23

Average shares outstanding - basic	2,461,874	2,433,561
Average shares outstanding - diluted	2,461,874	2,439,098

See accompanying notes to consolidated financial statements.
5

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Unaudited
	Three Months ended December 31,
	2015	2014
Cash flows from operating activities:
Net income	$460,350	$568,365
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	408,685	387,192
Amortization of debt issuance cost	19,207	20,470
Non-cash pension expenses	162,970	195,022
Regulatory asset amortizations	74,233	54,761
Stock issued for services	31,500	43,318
Gain on sale of marketable securities	(6,158)	(29,297)
Deferred income taxes	268,582	358,177
Bad debt expense	29,727	39,313
Loss on joint ventures	601	20,077

Changes in assets and liabilities:
(Increase) decrease in:
Customer accounts receivable	(747,536)	(1,335,534)
Gas stored underground	111,798	558,015
Materials and supplies inventories	17,867	1,579
Prepaid expenses	248,310	176,953
Unrecovered gas costs	(537,786)	(177,934)
Deferred regulatory costs	1,157,677	534,949
Other	(53,991)	469
Increase (decrease) in:
Accounts payable	575,219	25,632
Accrued expenses	(16,658)	72,432
Customer deposits and accrued interest	498,934	321,102
Deferred compensation	36,811	35,609
Deferred pension costs & post-retirement benefits	(244,529)	(254,085)
Other liabilities and deferred credits	(1,083,256)	(486,467)
Net cash provided by operating activities	1,412,557	1,130,118

Cash flows from investing activities:
Purchase of securities available-for-sale	(200,427)	(384,192)
Sale of securities available-for-sale	189,487	371,635
Amount (paid to) related parties	(14,512)	(45,521)
Investment in joint ventures	(50,000)	(550,000)
Capital expenditures	(2,855,040)	(2,051,506)
Net cash used in investing activities	(2,930,492)	(2,659,584)

Cash flows from financing activities:
Proceeds under lines-of-credit and short-term debt	2,379,009	1,409,141
Debt issuance cost expense	—	(982)
Cash received from sale of stock	117,862	2,582
Dividends paid	(319,415)	(296,385)
Proceeds under long-term debt	70,663	982,903
Repayment of long-term debt	(718,547)	(636,732)
Net cash provided by financing activities	1,529,572	1,460,527
Net increase (decrease) in cash	11,637	(68,939)

Cash and cash equivalents at beginning of period	75,289	108,086

Cash and cash equivalents at end of period	$86,926	$39,147

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$247,384	$228,474
Income taxes	$36,025	$35,500
Non-cash financing activities:
Dividends paid with shares	$35,509	$31,433
Number of shares issued for dividends	2,302	1,591

See accompanying notes to consolidated financial statements

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
Unaudited

	Number of	Common	Additional Paid in	Retained	Accumulated Other Comprehensive
	Shares	Stock	Capital	Earnings	Income	Total

Balances at September 30, 2015	2,449,647	$24,496	$26,362,369	$3,312,638	$28,929	$29,728,432

Issuance of common stock	14,077	141	184,730	—	—	184,871
Dividends declared		—	—	(356,964)	—	(356,964)

Comprehensive income:
Change in unrealized gain on
Securities available for sale
net of income taxes		—	—	—	20,250	20,250
Net income		—	—	460,350	—	460,350
Total comprehensive income						480,600
Balances at December 31, 2015	2,463,724	24,637	$26,547,099	$3,416,024	$49,179	$30,036,939

See accompanying notes to the consolidated financial statements

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 – Basis of Presentation

Corning Natural Gas Holding Corporation (“Holding Company”) was incorporated in New York in July 2013 to serve as a holding company for Corning Natural Gas Corporation (the “Gas Company” or “Corning Gas”) and its dormant subsidiary Corning Natural Gas Appliance Corporation (“Appliance Company”). The Holding Company has 50% ownership interests in our joint ventures Leatherstocking Gas Company, LLC (“Leatherstocking Gas”) and Leatherstocking Pipeline Company, LLC (“Leatherstocking Pipeline”).

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

The consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Holding Company’s latest annual report on Form 10-K for the fiscal year ended September 30, 2015. These interim consolidated financial statements are unaudited.

Our significant accounting policies are described in the notes to the Consolidated Financial Statements in the Holding Company’s Form 10-K for the year ended September 30, 2015, filed on December 23, 2015. It is important to understand that the application of generally accepted accounting principles in the United States of America involves certain assumptions, judgments and estimates that affect reported amounts of assets, liabilities, revenues and expenses. Thus, the application of these principles can have varying results from company to company.

Because our business is highly seasonal in nature, sales for each quarter of the year vary and are not comparable. Sales vary depending on seasonal variations in temperature, although the Gas Company’s weather normalization and revenue decoupling clauses in our latest New York Public Service Commission (“NYPSC”) rate order serve to stabilize net revenue, by insulating it, to an extent, from the effects of unusual temperature variations and conservation. Certain larger customer classes are not covered by weather normalization or revenue decoupling and weather will impact revenue from these classes.

It is the Holding Company’s policy to reclassify amounts in the prior year financial statements to conform to the current year presentation.

New Accounting Pronouncements Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance on revenue from contracts with customers. The new guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods and services to customers. The updated guidance will replace most existing revenue recognition guidance in GAAP when it becomes effective. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. We are currently evaluating the effect the updated standard will have on our consolidated financial statements and related disclosures.

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

In July 2015, the FASB issued new accounting guidance simplifying inventory measurement by requiring companies to value inventory at the lower of cost or net realizable value. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. We do not believe this guidance will have a material effect on our consolidated financial statements when adopted.

In September 2015, the FASB issued new accounting guidance on the recognition by the acquiring entity of adjustment to provisional amounts during the measurement period. The new guidance requires the adjustments that are identified to be recognized in the same period’s financial statements in which the adjustment amounts are determined. The entity must also present separately on the face of the income statement, or disclose separately in the notes, the portion of the amount recorded in the current-period earnings by line item that would have been recorded in previous periods if the adjustment had been identified as of the acquisition date. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. We are still evaluating whether this guidance will have a material effect on our consolidated financial statements when adopted.

In January 2016, the FASB issued new accounting guidance on the recognition and measurement of financial assets and financial liabilities. The new guidance requires for equity investments (except those accounted for under the equity method of accounting or those that request in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early application is not permitted. We are still evaluating whether this guidance will have a material effect on our consolidated financial statements when adopted.

Early Adoption of New Accounting Guidance

In November 2015, the FASB issued new accounting guidance on the classification of deferred taxes. The new guidance requires that all deferred tax asset and liabilities be classified as noncurrent in a classified statement of financial position. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. Early application is permitted. When the guidance is effective all deferred tax assets and liabilities will be presented as noncurrent. We have chosen to apply the guidance retroactively as of the current quarter. As a result, as of December 31, 2015, we have reclassified a deferred tax liability of $120,801 from short-term to long-term and as of September 30, 2015, we have reclassified a deferred tax liability of $385,973 from short-term to long-term.

Note 2 - Pension and Other Post-retirement Benefit Plans

Components of Net Periodic Benefit Cost:

	Pension Benefits		Other Benefits
	Three Months Ended December 31,		Three Months Ended December 31,
	2015	2014	2015	2014
Service Cost	$89,391	$85,760	$4,831	$5,245
Interest Cost	244,467	229,789	12,606	12,168
Expected return on plan assets	(257,190)	(256,891)	—	—
Amortization of prior service cost	1,794	2,352	887	887
Amortization of net (gain) loss	168,066	123,490	—	(1,975)
Net period benefit cost	$246,528	$184,500	$18,324	$16,325

For ratemaking and financial statement purposes, pension expense represents the amount approved by the NYPSC in the Gas Company’s most recently approved rate case. Pension expense (benefit) for ratemaking and financial statement purposes was approximately $242,500 for the three months ended December 31, 2015 and 2014. The difference between the pension expense (benefit) for ratemaking and financial statement purposes, and the amount computed above has been deferred as regulatory assets and is not included in the prepaid pension cost noted above.

The NYPSC has allowed the Gas Company to recover incremental costs associated with other post-retirement benefits through rates on a current basis. Other post-retirement benefit expense (benefit) for ratemaking and financial statement purposes was approximately $18,466 for the three months ended December 31, 2015 and 2014. The difference between the other post-retirement benefit expense (benefit) for ratemaking and financial statement purposes, and the amount computed above has been deferred as regulatory assets and is not included in the prepaid cost noted above.

Contributions

The Gas Company expects to contribute approximately $1.0 million to its Pension Plan and $73,295 to its other Post Retirement Benefit Plan in fiscal year 2016. A total of $244,529 has been paid to the Pension Plan for the first three months of this fiscal year.

Note 3 – Financing Activities

On August 17, 2015, the Gas Company entered into a Term Note and Agreement with Manufacturers and Traders Trust Company (“M&T”) in the amount of $2,000,000 with an interest rate of 2.30 percentage points above LIBOR for the purpose of short term financing of mandated construction projects. The maturity date of this note was November 17, 2015. On October 14, 2015, the Gas Company entered into a Term Note and Agreement with M&T in the amount of $1,000,000 with an interest rate of 2.75 percentage points above LIBOR for the purpose of short term financing of mandated construction projects. The maturity date of this note was January 14, 2016. On November 6, 2015, the Gas Company entered into a Term Note and Agreement with M&T in the amount of $3,000,000 that extended the note for $2,000,000 and added an additional $1,000,000 into a new note with a maturity date of February 6, 2016. This note had an interest rate of 2.75 percentage points above LIBOR. On December 3, 2015, the Gas Company entered into a Note with M&T in the amount of $200,000 with a maturity date of February 3, 2016. This note had an interest rate equal to the Prime Rate established by the bank. The total amount borrowed under these notes was $4.2 million at December 31, 2015 and was subsequently refinanced on January 27, 2016.

On January 27, 2016 after the close of the fiscal quarter reported on, we entered into an agreement with M&T in the amount of $17.4 million to consolidate all previous term debt into one loan. As collateral, the Gas Company granted M&T a security interest in all utility property, including plant and equipment, contract rights, easements and rights of way of the Gas Company. The agreement includes the following covenants to be measured quarterly: (i) maintain a ratio of total funded debt to EBITDA (earnings before interest, income taxes, depreciation and amortizations) of not greater than 3.75 to 1.0 and (ii) maintain cash flow coverage of not less than 1.1 to 1.0. The interest rate is a variable rate determined by the Gas Company’s funded debt to EBITDA ratio calculated ninety days after the end of each quarter added to the daily LIBOR rate. Until the first rate adjustment on March 31, 2016, the rate will be set at 2.4375%. This note will be due as interest only for the first year. In February 2017, the first of fifty-nine equal monthly principal payments of $207,143 along with the variable accrued interest will be due. In the sixtieth month there will be a final payment due equal to all outstanding principal and interest.

Also on January 27, 2016, the Gas Company entered into an agreement with M&T in the amount of $4.2 million for a multiple disbursement note to refinance seventy percent of the NYPSC mandated 2015 construction projects with no additional collateral pledged. A NYPSC capital expenditure tracker report was required to receive any advances on this note. Interest will be a variable rate determined by the Gas Company’s funded debt to EBITDA ratio calculated ninety days after the end of each quarter added to the daily LIBOR rate. Until the first rate adjustment on March 31, 2016, the rate will be set at 2.4375%. Interest only will be due for the first twelve months then will convert to a term loan payable in forty-seven equal payments based on a seven year amortization schedule with a final payment of all outstanding principal and interest due.

Prior to the January 27th refinancing we had an $8.5 million revolving line of credit with Community Bank, N.A. (“Community Bank”) with an interest rate calculated as the 30-day LIBOR plus 2.5% for our consolidated operations. The amount outstanding under this line on December 31, 2015 was approximately $7.2 million with an interest rate of 2.7437%. As security for the Gas Company’s line of credit, Community Bank had a purchase money interest in all of our natural gas purchases utilizing funds advanced by Community Bank under the line of credit agreement and all proceeds of sale of the gas to customers and related accounts receivable. Under the terms of this line the Gas Company was required to maintain a debt to tangible net worth ratio of less than 2.5 to 1.0 and a debt service coverage ratio of 1.1 to 1.0 as defined in the credit agreement. On January 27, 2016, we had an agreement with M&T for a revolving line of credit of $8.0 million at a variable rate with the same interest calculation as the other two M&T notes signed at the on the same date, as described above, with no additional collateral or covenants beyond those included in the term note. This agreement will expire on April 1, 2017. We rely heavily on our credit line to finance the purchase of gas that we place in storage.

As a result of the refinancing subsequent to December 31, 2015, there was $4.2 million of short term debt that was reclassified to long term debt at December 31, 2015 to reflect the terms of the new agreements and $22,470 recognized as the current portion of long term debt not refinanced as part of the new agreements.

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

The Holding Company has determined the fair value of certain assets through application of FASB ASC 820 “Fair Value Measurements and Disclosures”.

Fair value of assets and liabilities measured on a recurring basis at December 31, 2015 and September 30, 2015 are as follows:

Fair Value Measurements at Reporting Date Using:

	Fair Value	Quoted Prices In Active Markets for Identical Assets/Liabilities (Level 1)	Level 2	Level 3
December 31, 2015
Available-for-sale securities
	$2,206,098	$ 2,206,098	0	0
September 30, 2015
Available-for-sale securities	$2,153,785	$ 2,153,785	0	0

A summary of the marketable securities at December 31, 2015 and September 30, 2015 is as follows:

	Cost Basis	Unrealized Gain	Unrealized Loss	Market Value
December 31, 2015
Cash and equivalents	$151,685	—	—	$151,685
Metlife stock value	51,185	—	—	51,185
Government and agency bonds	276,672	—	2,211	274,461
Corporate bonds	335,138	—	8,778	326,360
Mutual funds	100,680	—	7,596	93,084
Equity securities	1,207,242	102,081	—	1,309,323
Total securities	$2,122,602	$102,081	$18,585	$2,206,098

	Cost Basis	Unrealized Gain	Unrealized Loss	Market Value
September 30, 2015
Cash and equivalents	$41,500	—	—	$41,500
Metlife stock value	51,185	—	—	51,185
Government and agency bonds	301,673	1,763	—	303,436
Corporate bonds	337,757	—	3,973	333,784
Mutual funds	79,515	—	8,555	70,960
Equity securities	1,293,039	59,881	—	1,352,920
Total securities	$2,104,669	$61,644	$12,528	$2,153,785

Realized gains included in earnings for the periods reported in investment income as follows:

Investment Income
	Three Months Ended December 31,
	2015	2014
Total realized gains included in earnings	$6,158	$29,297

Financial assets and liabilities valued using level 1 inputs are based on unadjusted quoted market prices as of the close of business on the days noted within active markets.

Note 5 – Common Stock and Dividends

For the fiscal year to date there were 14,077 shares issued for $117,862 of cash, $31,500 of services and $35,509 of DRIP (dividend reinvestment program). There were 2,625 shares issued to directors, 150 shares sold to Leatherstocking Gas, which used the shares to compensate its independent director, Carl T. Hayden, 2,302 shares issued to various investors under the DRIP and 9,000 options exercised.

Dividends are accrued when declared by the board of directors. At its regular meeting on January 20, 2015, the board of directors approved an increase in the quarterly dividend to $.145 a share. There was a dividend paid on October 15, 2015 to shareholders of record on September 30, 2015. For the quarter ended December 31, 2015, $356,964 was accrued for dividends paid on January 15, 2016 to shareholders of record on December 31, 2015.

As of November 12, 2013, the Holding Company registered 129,004 shares of common stock with a par value of $.01 per share for the DRIP. During the three months ended December 31, 2015, 2,302 shares have been issued under this program.

At a regular meeting on April 7, 2015, the board of directors of the Gas Company approved the payment and transfer of a dividend of $1.0 million to the Holding Company. At a regular meeting on December 16, 2015, the board of directors of the Gas Company approved the payment and transfer of a dividend of $1.0 million to the Holding Company. These transactions are eliminated in consolidation.

Note 6 – Leatherstocking Companies

The Holding Company has an interest in Leatherstocking Gas, a joint venture with Mirabito Regulated Industries, LLC, accounted for by the equity method. This joint venture is currently moving forward on expansions to several areas in the northeast. The Holding Company and Mirabito Regulated Industries, LLC each own 50% of the joint venture and each appoints three managers to operate Leatherstocking Gas. The seventh manager is a neutral manager agreed to by the Holding Company and Mirabito Regulated Industries, LLC who is not an officer, director, or employee of either company, currently Carl T. Hayden. The current managers are Joseph P. Mirabito, John J. Mirabito and William Mirabito from Mirabito Regulated Industries, LLC; Matthew J. Cook, Michael I. German and Russell S. Miller from the Holding Company; and Carl T. Hayden as the neutral manager. Michael I. German is the Chief Executive Officer and President of the Holding Company and is also a stockholder and current board member of the Holding Company. Joseph P. Mirabito and William Mirabito are stockholders and current board members of the Holding Company. Leatherstocking Gas has receivedfranchises from the Village and Town of Sidney, Village and Town of Bainbridge, Village and Town of Windsor, Village and Town of Unadilla, and Village and Town of Delhi in New York. Leatherstocking Gas’ petitions for authority to exercise its franchises in the Town and Village of Winsor are currently pending before the NYPSC. In addition, Leatherstocking Gas has acquired sixteen franchises in Susquehanna and Bradford Counties, Pennsylvania. Leatherstocking Gas has met with potential customers and public officials, as well as attended public hearings, and believes there is interest in acquiring gas service. On July 25, 2013, Leatherstocking Gas signed a loan agreement with Five Star Bank for $1.5 million to finance construction in Bridgewater, Pennsylvania. This agreement increased to $1.8 million before converting to a long-term note. Construction in the Township of Bridgewater began in July 2013 and Leatherstocking Gas began serving customers in October 2013. Construction of the Borough of Montrose system started in the spring of 2014 and construction started in the Township of Dimock in November 2014. Leatherstocking Gas currently serves 240 customers in these boroughs and townships as of September 30, 2015. On August 28, 2014, Leatherstocking Gas, as borrower, and Leatherstocking Pipeline as guarantor, entered into a loan agreement with Five Star Bank for up to $4 million over two years to finance the work and services required for the infrastructure costs and ongoing costs of underground piping construction projects in Montrose, Bridgewater and Dimock, Pennsylvania. This agreement required equity investments from the Holding Company and Mirabito Regulated Industries for a total of 66% of all amounts borrowed. During fiscal year 2014, $1,500,000 was borrowed and both the Holding Company and Mirabito Regulated Industries invested $500,000. During fiscal year 2015, $2,500,000 was borrowed and both the Holding Company and Mirabito Regulated Industries invested $850,000. As of September 30, 2015, Leatherstocking Gas had drawn the $4 million available over the two year period on this loan. Both of these agreements have a loan covenant related to debt service coverage being at least 1.15 to 1 at September 30, 2015. Leatherstocking Gas was in violation of this covenant. Leatherstocking Gas received a waiver from Five Star Bank as of September 30, 2015.

In February 2015, Leatherstocking Gas purchased a 1.5 mile high pressure gas main along with a meter, heater and regulator station for $900,000. This purchase was funded with a new loan agreement with Five Star Bank for $540,000 and investments from the Holding Company and Mirabito Regulated Industries of $180,000 each. Another $100,000 was invested by both companies for total investments of $1,130,000 by each for the year ended September 30, 2015. The new note matures on March 1, 2020 with an interest rate of 4.58%. With this purchase, Leatherstocking Gas began service to a large industrial customer.

On October 19, 2015, Leatherstocking Gas and Five Star Bank entered into an agreement which allowed Leatherstocking Gas to borrow up to $500,000 as a line-of-credit note with interest only payments to finance the continued and additional infrastructure cost of the construction project in Northern Pennsylvania. This required an investment of approximately $166,667 from both the Holding Company and Mirabito Regulated Industries. Leatherstocking Pipeline is a guarantor of this loan. A total of $500,000 has been drawn on this note as of December 31, 2015 and the required investment was made in previous quarters.

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

The following table represents the Holding Company’s investment activity in the Joint Ventures for the three months ended December 31, 2015 and December 31, 2014:

	2015	2014
Beginning balance in investment in joint ventures	$2,293,252	$1,280,757
Investment in joint ventures during quarter	50,000	550,000
(Loss) in joint ventures during quarter	(601)	(20,077)
Ending balance in joint ventures	$2,342,651	$1,810,680

As of and for the three months ended December 31, 2015, the Joint Ventures had combined assets of $12.4 million, combined liabilities of $7.7 million and combined net losses of approximately $1,000. As of and for the three months ended December 31, 2014, the Joint Ventures had combined assets of $9.9 million, combined liabilities of $6.2 million and combined net losses of approximately $40,000.

Note 7 – Effective Tax Rate

Income tax expense for the three months ended December 31, 2015 and December 31, 2014 is as follows:

	2015	2014
Current	$—	$—
Deferred	268,582	358,177
Total	$268,582	$358,177

Actual income tax expense differs from the expected tax expense (computed by applying the federal corporate tax rate of 34% and state tax rate of 7.1% to income before income tax expense) as follows:

	2015	2014
Expected federal tax expense	$247,837	$315,024
State tax expense (net of federal)	25,374	59,015
Other, net	(4,629)	(15,862)
Actual tax expense	$268,582	$358,177

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

Note 8 – Pike County Light & Power

As previously reported, on October 13, 2015, the Holding Company entered into a Stock Purchase Agreement with Orange and Rockland Utilities, Inc. (“Orange and Rockland”) for the purchase of all of the outstanding capital stock of Pike County Light & Power Company (“Pike County Light & Power”), a Pennsylvania corporation operating as a regulated electric and gas utility serving approximately 5,800 customers in Pike County, Pennsylvania. The purchase price for the stock of Pike County Light & Power is $13.1 million, with a closing date working capital adjustment which will require the Holding Company to pay no more than $3 million for working capital, and assumption of $3.2 million in Pike County Light & Power’s outstanding bonds. In addition, Orange and Rockland has agreed to provide transition assistance pursuant to a Transition Services Agreement, and to continue to supply electric power and gas to Pike County Light and Power pursuant to Electric and Gas Supply Agreements. The Gas and Electric Supply Agreements are each for a term of 36 months, with up to three 12-month renewal terms. Consummation of the acquisition is subject to various conditions including, among others, regulatory filings and approvals. The Stock Purchase Agreement may be terminated by mutual consent of Orange and Rockland and the Holding Company, if a condition to closing becomes incapable of fulfillment, and by either party if closing has not occurred within eighteen months after the date of the Agreement (on or before April 13, 2017).

The Holding Company will need additional equity and debt financing to consummate this acquisition. The Holding Company has a commitment letter from M&T to provide, subject to certain conditions, debt financing of up to $12.0 million in a term loan and $2.0 million in a line of credit for a portion of the acquisition costs. The Holding Company has filed a preliminary S-1 with the Securities and Exchange Commission to issue approximately $8.0 million in preferred stock to finance the transaction.

Note 9 – Subsequent Events

On January 11, 2016, the Holding Company filed a registration statement on Form S-1 with respect to the distribution of non-transferable stock subscription rights to holders of its common stock which would entitle the holders, for each share of common stock held of record as of the record date for the distribution to elect to purchase either: (i) one-eighth share of our 6% Series A Cumulative Preferred Stock, par value $0.01 per share, for $25.00 per share, or (ii) one-sixth share of our 4.8% Series B Convertible Preferred Stock, par value $0.01 per share, for $20.75 per share. The Holding Company will set the record date for the distribution and the expiration date for exercise of the stock subscription rights once the U.S. Securities and Exchange Commission declares the Registration Statement effective. The Holding Company cannot predict what portion of the maximum amount of $8.5 million of new shares of Preferred Stock will be purchased by its shareholders pursuant to the subscription rights. An amendment to the Holding Company's certificate of incorporation was filed with respect to the number, designation, relative rights, preferences and limitations of 200,000 shares of the 6% Series A Cumulative Preferred Stock and the 300,000 shares of the Series B Convertible Preferred Stock on January 28, 2016.

On January 21, 2016, in Case 15-G-0460, the NYPSC authorized the Gas Company to issue by December 31, 2017, a total of $28.4 million of long-term debt to cover refinancing of existing long- and short-term debt and issuance of new long term debt.

On January 27, 2016, the Gas Company, pursuant to the NYPSC’s January 21, 2016 Financing Order, entered into agreements with M&T for a $17.4 million note and a separate $4.2 million multi-disbursement note. On the same date, the Gas Company also entered into an $8.0 million revolving line of credit. See Note 3 for additional information.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Corning Natural Gas Holding Corporation (“Holding Company”) was incorporated in New York in July 2013 to serve as a holding company for Corning Natural Gas Corporation (the “Gas Company” or “Corning Gas”) and its dormant subsidiary Corning Natural Gas Appliance Corporation (“Appliance Company”). The Holding Company has 50% ownership interests in our joint ventures Leatherstocking Gas Company, LLC (“Leatherstocking Gas”) and Leatherstocking Pipeline Company, LLC (“Leatherstocking Pipeline”).

The Holding Company’s primary business, through its subsidiary Corning Gas, is natural gas distribution. Corning Gas serves approximately 15,000 residential, commercial, industrial and municipal customers in the Corning, Hammondsport and Virgil, New York, areas and two other gas utilities which serve the Elmira and Bath, New York, areas. It is franchised to supply gas service in all of the political subdivisions in which it operates. It also transports and compresses gas for a gas producer from its gathering network into an interstate pipeline. It is under the jurisdiction of the New York Public Service Commission (“NYPSC”) which oversees and sets rates for New York gas distribution companies. In addition, the Gas Company has contracts with Corning Incorporated and Woodhull Municipal Gas Company, a small local utility, to provide maintenance service on their gas lines. Additionally Leatherstocking Gas distributes gas in Susquehanna and Bradford Counties, Pennsylvania, and has an application pending before the NYPSC for authority to provide gas distribution services in Broome County, New York. Leatherstocking Pipeline, an unregulated company, serves one customer in Lawton, Pennsylvania.

The market for natural gas in our traditional service territory is relatively saturated with limited growth potential. However, growth opportunities do exist in extending our mains to areas adjacent or reasonably close to areas we currently serve. In addition, the Gas Company continues to see expansion opportunities in the commercial and industrial markets. Some of our largest customers added additional facilities in our service area that is increasing our revenue and margins. We believe that one of our most promising growth opportunities for both revenues and margins is increasing connection with local gas production sources. We completed a new pipeline to Marcellus Shale gas in Pennsylvania in 2009 and that pipeline is significantly increasing throughput and margins on our system. In 2010, we upgraded portions of Line 4 which runs from Caton to the Bradley Station in Elmira and NYSEG, Line 7 which runs from Caton to the Compressor Station and Line 13, which runs from Stateline Station at the New York/Pennsylvania border to Line 4, to increase our capacity to transport local production gas. We have completed a compressor station that is working in conjunction with our pipeline upgrades to transport gas on our system and into the interstate pipeline system. In addition, the Holding Company has interests in two joint ventures, Leatherstocking Gas and Leatherstocking Pipeline, to transport and provide gas to areas of the northeast currently without gas service.

We continue to focus on improving the efficiency of our operations and making capital investments to improve our infrastructure. Our infrastructure improvement program has concentrated on the replacement of older distribution mains and customer service lines. In fiscal 2015 we replaced 6.9 miles of pipe and 492 services. We have begun work on the systematic replacement of approximately 11 miles of bare steel pipe and over 400 bare steel services for fiscal 2016. We have constructed approximately 5 miles of new pipe to interconnect Line 15 with Arlington Storage in the Town of Bath. Line 15 is a high pressure distribution main that provides gas supply to the Villages of Bath and Hammondsport and the Towns of Urbana and Bath, New York.

We believe our key performance indicators are net income, stockholders’ equity and the safety of our system. For the three months ended December 31, 2015, net income decreased by $108,015 compared to the same period in 2014 mainly due to higher operating and depreciation expenses as well as significantly warmer weather. The margin loss was substantially offset by the rate increase that became effective November 1, 2015. Because the Holding Company’s principal operations are conducted through Corning Gas, a regulated utility company, stockholders’ equity is an important performance indicator. The NYPSC allows Corning Gas to earn a just and reasonable return on stockholders’ equity as determined under applicable regulations. We believe this does not have a significant effect on our liquidity because even with our rate of return limited, we have sufficient cash collected from our earnings to support operations. Stockholders’ equity is, therefore, a precursor of future earnings potential. For the three months ended December 31, 2015, stockholders’ equity increased from $29,728,432 to $30,036,939. We plan to continue our focus on building stockholders’ equity. Safety and efficiency indicators include leak repair, main and service replacements and customer service metrics. In fiscal year 2016 to date, we have spent approximately $2.9 million on reliability projects and safety-related infrastructure improvements. For the first three months of fiscal 2016 we repaired 178 leaks, replaced 396 bare steel services and replaced 50,549 feet of bare steel main.

Key Performance Indicators:

	Three Months Ended December 31,
	2015	2014
Net income	$460,350	$568,365
Shareholders' equity	$30,036,939	$26,836,750
Shareholders' equity per weighted average share	$12.20	$11.03

Revenue and Margin

The demand for natural gas is directly affected by weather conditions. Significantly warmer than normal weather conditions in our service areas could reduce our earnings and cash flows as a result of lower gas sales. We partially mitigate the risk of warmer winter weather through the weather normalization and revenue decoupling clauses in our tariffs. These clauses allow us to surcharge customers for under recovery of revenue.

Utility operating revenues decreased approximately $1.1 million in the three months ended December 31, 2015 compared to the same period last year mainly due to lower gas costs (a pass through expense) and a decrease in volumes sold of 287,563 mcf from 2,246,108 mcf to 1,958,545 mcf, due to warmer weather in the current period.

The following table summarizes our utility operating revenue:
	Three months ended December 31,
	2015	2014
Retail revenue:
Residential	$2,652,070	$3,340,843
Commercial	380,247	476,143
Transportation	1,020,555	1,097,235
Total retail revenue	4,052,872	4,914,221

Wholesale	441,155	624,279
Local production	142,953	200,817
Other utility revenues	163,550	127,018
Total revenue	$4,800,530	$5,866,335

The following tables further summarize other income on the operating revenue table:

	Three months ended December 31,
	2015	2014
Other utility revenues:
Customer discounts forfeited	$15,068	$20,680
Reconnect fees	1,321	2,836
Other gas revenues (see below)	145,652	101,810
Surcharges	1,509	1,692
Total other utility revenues	$163,550	$127,018

	Three months ended December 31,
	2015	2014
Other gas revenues:
DRA carrying costs	1,168	2,143
Contract customer reconciliation	131,414	130,467
Monthly RDM amortizations	(134,918)	(158,362)
Local production revenues	32,654	23,495
Annual DRA reconciliation	115,334	104,067
Total other gas revenues	$145,652	$101,810

Gas purchases are our largest expense. Purchased gas expense decreased approximately $1.0 million for the three months ended December 31, 2015 compared to the same period last year due primarily to lower gas prices on lower volumes purchased for the period.

Margin (the excess of utility operating revenues over the cost of natural gas purchased) percentage increased 14.42% for the three months ended December 31, 2015 compared to the same period last year primarily because of a rate increase approved by the NYPSC in October 2015 and lower gas prices.

	Three Months Ended December 31,
	2015	2014
Utility Operating Revenues	$4,800,530	$5,866,335
Natural Gas Purchased	891,978	1,935,910
Margin	$3,908,552	$3,930,425
Margin %	81.42%	67.00%

Operating and Interest Expenses

Operating and maintenance expense increased $97,074 in the first quarter of fiscal 2016 compared to the same period of fiscal 2015 mainly because of increased costs due to our leak repair project of $201,258 in this fiscal year. Our enhanced leak repair project was implemented as a 2015 calendar year program and has concluded. This was offset by a decrease in insurance costs of $40,236 and a decrease in pension administration costs of $58,391 for the period ending December 31, 2015 compared to the same period in fiscal 2015. Depreciation expense increased $21,493 for the quarter ended December 31, 2015 because of additional plant and accelerated recovery on certain projects allowed by the NYPSC. Other deductions, net, increased $46,994 in this quarter compared to the same quarter in fiscal 2015 due mainly to amortizations for property tax resolution with the NYPSC. Interest expense showed an increase of $23,959 for the quarter due to new short-term debt.

Net Income

Net income decreased by $108,015 compared to the same period in fiscal 2014 mainly due to higher operating and depreciation expenses and reduced investment income for the three months ended December 31, 2015.

Liquidity and Capital Resources

The Holding Company does not have any borrowings at the corporate level and has no access to liquidity except through dividends and distributions from its subsidiaries. Its principal liquidity requirements are for investments in the Leatherstocking JVs to permit those companies to make the capital expenditures required to provide services to their customers and for dividend payments to the Holding Company’s shareholders. As of December 31, 2015, the Holding Company had 2,463,724 shares of common stock outstanding and its board of directors declared a dividend payable to shareholders of record on December 31, 2015, for which $356,964 was accrued on December 31, 2015, which was paid on January 15, 2016. The Holding Company has filed a registration statement with the U.S. Securities and Exchange Commission which will, when declared effective, permit the Holding Company to sell to its shareholders who exercise subscription rights issued to them as a dividend, two series of preferred stock which carry cumulative dividends and mandatory redemption obligations. The Holding Company cannot predict when the registration statement will be declared effective and the shareholder rights issued, and how many shares of preferred stock or of which series will be issued. If shares of preferred stock are sold, the proceeds would be used to pay the Holding Company’s various obligations under the purchase agreement to acquire the shares of Pike County Power & Light and other corporate purposes, but issuance of preferred shares will also result in additional cash requirements for dividend payments.

In addition, under the orders of the NYPSC, the Gas Company’s cost of capital is based on an equity-to-debt ratio of 48%/52%. If additional equity is required for the Gas Company to maintain that ratio when issuing new debt, the Holding Company, as the sole shareholder of the Gas Company is the only source of such equity, through either equity or debt financings at the Holding Company level. Prior to the formation of the Holding Company in 2013, the Gas Company has financed its own operating , capital and other liquidity requirements through a combination of internally generated cash, short- and long-term debt and equity from sales of its securities. Since then the Gas Company has relied on internally generated cash and short- and long-term debt.

The Gas Company’s internally generated cash from operating activities consists of net income, adjusted for non-cash expenses, and changes in operating assets and liabilities. Non-cash items include depreciation and amortization; gain on investment and deferred income taxes. Over or under-recovered gas costs significantly impact cash flow. In addition, there are significant year-to-year changes in regulatory assets that impact cash flow. The Gas Company’s cash flow is seasonal. Cash expenditures are the highest in the summer and fall months when we refill gas storage and conduct our construction programs. Our cash receipts are highest during the heating season.

On July 15, 2015, the Gas Company, the staff of the NYPSC, and other parties to the Gas Company’s most recent NYPSC rate proceeding (Case 11-G-0280) filed, and the NYPSC, on October 19, 2015, approved, the Extension Joint Proposal described below under “Regulatory Matters”. Except as modified by the Extension Joint Proposal, the terms of the 2012 Joint Proposal continue in effect and the delivery rates established by the 2012 Joint Proposal continue in effect through April 30, 2017. Changes to the earnings sharing mechanism, as well as the impact of the Safety and Reliability Charge, which permits the Gas Company to collect additional revenues to cover system improvements, are described under “Regulatory Matters.”

Capital expenditures are the principal use of internally generated cash flow. The 2012 and 2015 rate orders by the NYPSC are premised on estimated capital expenditures to upgrade our distribution system of approximately $5.0 million in 2016 and 2017.  To fund capital expenditures, the Gas Company needs to draw on both operating cash and new debt and/or equity. In fiscal year 2016 to date, the Gas Company has spent approximately $2.9 million on projects and safety-related infrastructure improvements. This, in conjunction with our growth projects, creates liquidity pressure on the Gas Company. We anticipate that our aggressive capital construction program will continue to require the Gas Company to raise new debt and/or equity.

Cash flows from financing activities of the Gas Company consist of repayment of long-term debt, new long-term borrowing, borrowings and repayments under our lines-of-credit, quarterly dividends paid and equity issuances. For the Gas Company’s operations, it had an $8.5 million revolving line of credit with Community Bank with an interest rate calculated as the 30-day LIBOR plus 2.5%. The amount outstanding under this line on December 31, 2015 was approximately $7.2 million with an interest rate of 2.7437%. As security for the Gas Company’s line of credit, Community Bank has a purchase money interest in all of our natural gas purchases utilizing funds advanced by Community Bank under the line-of-credit agreement and all proceeds of sale of the gas to customers and related accounts receivable. Under the terms of this line the Gas Company was required to maintain a debt to tangible net worth ratio of less than 2.5 to 1.0 and a debt service coverage ratio of 1.1 to 1.0 as defined in the credit agreement. The Gas Company was in compliance with all of its loan covenants as of December 31, 2015.

The Gas Company had approximately $15.3 million in long term debt outstanding including current year installments as of December 31, 2015. This excludes $4.2 million of short term loans which were refinanced as long-term debt in January 2016. The Gas Company repaid $718,547 in the first three months of fiscal 2016 consistent with the requirements of our debt instruments and refinancing activities.

During this quarter, we mainly withdrew gas from storage and as of December 31, 2015, had a balance of $1,071,157 worth of gas in storage. During the next quarter, the Gas Company will also be withdrawing gas from storage to have sufficient gas to supply customers for the winter season.

The Gas Company’s ability to incur long-term debt (i.e., debt with a term longer than 12 months) is subject to regulation by the NYPSC. Under a Financing Order (described in more detail below under “Regulatory Matters”), the Gas Company was authorized to issue a total of $28.4 million of long-term debt by December 31, 2017, consisting of $15.3 million of refinanced existing long-term debt and $13.1 million of existing short-term and new long-term debt. On January 27, 2016, the Gas Company entered into two long-term notes with M&T Bank to refinance existing long- and short-term debt. The first, a $17.4 million six- year note, refinances $15.3 million and $2.1 million in long- and short-term debt, respectively. The second, a $4.2 million five-year note, refinances short-term debt in that amount. Each of these long-term notes requires payment of interest only during the first 12 months. See Note 3 above for further information.

The Gas Company may incur short-term debt without separate NYPSC approval, so long as such debt is consistent with its overall financing plan. On January 27, 2016, the Gas Company also entered into an agreement with M&T Bank for a revolving line of credit of $8.0 million.

Each of the M&T Bank loans bears interest at a variable rate determined by the Gas Company’s funded debt to EBITDA (earnings before interest, income taxes, depreciation and amortizations) ratio calculated ninety days after the end of each quarter added to the daily LIBOR rate. Until the first rate adjustment on March 31, 2016, the LIBOR rate will be set at 2.4375%. The Gas Company drew substantially all of the line of credit on January 27, 2016 to repay the previous line of Credit with Community Bank. The Gas Company relies heavily on its line of credit to finance the purchase of gas that is placed in storage.

As of December 31, 2015, we believe that cash flow from operating activities and borrowings under our lines of credit will not be sufficient to satisfy our working capital and debt service requirements over the next twelve months. We believe new debt and proceeds from equity will be required to satisfy our capital expenditures to finance our internal growth needs for the next twelve months. In addition, we will need approximately $19 million of additional debt and equity to complete our purchase of Pike County Light & Power Company.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Regulatory Matters

The Holding Company’s primary business, through its subsidiary Corning Gas, is regulated by the NYPSC among other agencies.

On May 24, 2011, the Gas Company filed Case 11-G-0280, a base rate case that requested an increase in revenues for a three year period ending April 30, 2015. On April 20, 2012, the NYPSC issued a final order in the case accepting a January 13, 2012 Joint Proposal (the “2012 Joint Proposal”) of the parties to the case, including the Gas Company and the NYPSC Staff, to resolve all issues in the rate case, with rates effective May 1, 2012 and subject to adjustment during the three year period ending April 30, 2015.

On January 8, 2015, the Gas Company filed with the NYPSC a notice of impending settlement negotiations in Case 11-G- 0280, identifying the issues expected to be addressed in those negotiations, principally a possible extension of the 2012 Joint Proposal, and noting the measures necessary to effect such an extension. On July 15, 2015, the Company, NYPSC Staff and the other parties to Case 11-G-0280 filed a Joint Proposal for Extension of Gas Rate Plan. This Extension Joint Proposal settled all contested issues among the parties pertaining to an extension, with modifications, of the original 2012 Joint Proposal’s three year Gas Rate Plan. Except as modified by the Extension Joint Proposal, the terms of the 2012 Joint Proposal continue in effect and the delivery rates established by the 2012 Joint Proposal continue in effect through April 30, 2017. The Extension Joint Proposal provides for the Gas Company to establish a “Safety and Reliability” customer surcharge on its customers to recover certain carrying costs on approved infrastructure improvements for the period of the extension. The Extension Joint Proposal also resolves a property tax issue and requires the Gas Company to return to customers a “Gas System Benefit Charge” over collection (a regulatory liability of the Gas Company) over a three year period. In addition, the Extension Joint Proposal reduces the 2012 Joint Proposal’s Return on Equity (“ROE”) threshold for the commencement of sharing by customers of excess earnings, from 9.5% to 9.0%, thereby increasing the opportunity for customer sharing at various ROE levels above that threshold. On October 19, 2015, the NYPSC adopted the terms of the Extension Joint Proposal, including the Safety and Reliability Charge which permits the Gas Company to collect approximately $466,000 in the first twelve months (May 1, 2015 through April 30, 2016), and approximately $575,000 in the second twelve months (May 1, 2016 through April 30, 2017), of the extended Gas Rate Plan, for a total of approximately $1,041,000. Due to the timing of the NYPSC order adopting the Extension Joint Proposal, the collection period was condensed and started November 1, 2015; it will end April 30, 2017. The return of the Gas System Benefit Charge over-collection and elimination of its prospective collection (a regulatory liability) partially offset the collections on the Safety and Reliability Charge, resulting in a total cash flow increase expected over the two year term of the Extension Joint Proposal of approximately $426,000.

On February 8, 2012, the Gas Company filed a petition in Case 12-G-0049 requesting authorization to issue $12,625,000 in debt and $12,625,000 in equity to support the utility infrastructure and growth programs ($20,950,000), Leatherstocking Gas ($1,800,000) and non-utility investments ($2,500,000). As a result of discussions with the NYPSC Staff, the Gas Company requested that the petition be bifurcated and that the NYPSC immediately review and approve that portion of the petition’s funding request pertaining to the Gas Company’s gas distribution system. On May 17, 2012, the NYPSC acted on the petition. The Gas Company was authorized to issue long term debt up to $9,000,000 and authorized to issue common stock, convertible preferred stock and stock warrants up to $9,000,000, no later than December 31, 2016.

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

The Company, on August 6, 2015, filed its petition in Case 15-G-0460 seeking authority to issue $34,768,837 in long term debt to fund its capital expenditures for the period 2015-2021. The amount requested in the petition reflected the deduction of $1,440,223 the amount by which previous issuances had exceeded the authorized amount. On January 21, 2016, in Case 15-G-0460, the NYPSC authorized the Gas Company to issue by December 31, 2017, a total of $28.4 million of long-term debt to cover refinancing of existing long- and short-term debt and issuance of new long term debt. That authorization included refinancing of $15.3 million of existing long-term debt and $13.1 million in new long-term debt. The latter amount includes refinancing of existing short-term debt and financing of new capital expenditures and sinking fund payments. The $17.4 million consolidated loan and separate $4.2 million loan with M&T Bank, as described in “Liquidity and Capital Resources,” were entered into on January 27, 2016 pursuant to the NYPSC Financing Order. In its January 21, 2016 order, the NYPSC limited the authorization of new long-term debt to the amount required to address financing needs through 2017and the Gas Company, before filing a financing petition to address needs beyond 2017, would be required to consult with the NYPSC Staff. For the refinancing of existing debt, the NYPSC’s authorization was granted on the condition that the Gas Company demonstrates savings on a net present value basis or provides proof of other benefits prior to each financing.

On February 20, 2015, Leatherstocking Gas, pursuant to Section 68 of the Public Service Law, filed with the NYPSC for a Certificate of Public Convenience and Necessity and for approval of, and permission to exercise, franchises previously granted in the Town of Windsor (Case 15-G-0098) and Village of Windsor (Case 15-G-0099). The Commission review of the applications is pending.

On February 27, 2015, Leatherstocking Gas, pursuant to Public Service Law Section 69, filed with the NYPSC for authority to issue long term indebtedness in the principal amount of $2,750,000 for the purpose of financing new construction in the Town and Village of Windsor. The Commission review of the application in Case 15-G-0128 is pending.

On June 3, 2015, Leatherstocking Gas filed a petition with the PAPUC requesting authorization to issue a commercial promissory note in the amount of $5,668,963. On July 8, 2015, the PAPUC issued an order in Docket No. S-2015-2486104 approving the petition.

Critical Accounting Policies

Our significant accounting policies are described in the notes to the Consolidated Financial Statements in the Holding Company’s Form 10-K for the year ended September 30, 2015, filed on December 23, 2015. It is important to understand that the application of generally accepted accounting principles involves certain assumptions, judgments and estimates that affect reported amounts of assets, liabilities, revenues and expenses. Thus, the application of these principles can produce varying results from company to company. The most significant principles that impact us are discussed below.

Accounting for Utility Revenue and Cost of Gas Recognition

We record revenues from residential and commercial customers based on meters read on a cycle basis throughout each month, while certain large industrial and utility customers’ meters are read at the end of each month. We do not accrue revenue for gas delivered but not yet billed. We do not currently anticipate adopting unbilled revenue recognition and we do not believe it would have a material impact on our financial results. Our tariffs contain mechanisms that provide for the recovery of the cost of gas applicable to firm customers, which includes estimates. Under these mechanisms, we periodically adjust our rates to reflect increases and decreases in the cost of gas. Annually, we reconcile the difference between the total gas costs collected from customers and the cost of gas. We defer any excess or deficiency and subsequently either recover it from, or refund it to, customers over the following twelve-month period. To the extent estimates are inaccurate a regulatory asset on the balance sheet is increased or decreased.

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

In fiscal year 2015, the Gas Company determined that it met the criteria to record the minimum pension liability as a regulatory asset in accordance with ASC 980-715-25-5. Adjustments to OCI and regulatory assets were recorded in the prior year in accordance with ASC 980-715-25-8, because the criteria established was determined to be met in the prior period. Factors considered include consistent recovery of the pension costs on an accrual basis historically and in the current rate case, no indication of expected changes to recovery, and the existence of a reconciliation process to track the recovery of these costs. For these reasons management determined the Gas Company meets the criteria as set forth in ASC 980-725-25-5.

Accounting for Income Taxes

The Holding Company uses the asset and liability method to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Holding Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. In addition, such deferred tax assets and liabilities will be adjusted for the effects of enacted changes in tax laws and rates. Additionally, as discussed in Note 1, we early adopted accounting guidance related to recording deferred tax assets and liabilities as long-term as of December 31, 2015 and retrospectively applied it to the year ended September 30, 2015.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains statements which, to the extent they are not recitations of historical facts, constitute "forward-looking statements" within the meaning of the Securities Litigation Reform Act of 1995 (Reform Act). The words "estimate", "project", "anticipate", "expect", "intend", "believe", "could" and similar expressions are intended to identify forward-looking statements. All such forward-looking statements are intended to be subject to the safe harbor protection provided by the Reform Act. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be achieved. As forward looking statements, these statements involve risks, uncertainties and other factors that could cause actual results to differ materially from the expected results. Accordingly, actual results may differ materially from those expressed in any forward looking statements. Factors that could cause results to differ materially from our management's expectations include, but are not limited to, those listed under Item 1A - "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended September 30, 2015, in addition to:

*	the effect of any interruption in our supply of natural gas or a substantial increase in the price of natural gas,

*	our ability to successfully negotiate new supply agreements for natural gas as they expire, on terms favorable to us, or at all,

*	the effect on our operations of any action by the NYPSC, with respect to Corning Gas or PAPUC, with respect to our joint venture interest in Leatherstocking Gas,

*	the effect of any litigation,

*	the effect on our operations of unexpected changes in any other applicable legal or regulatory requirements,

*	the amount of natural gas produced and directed through our pipeline by producers,

*	our ability to obtain additional equity or debt financing to fund our capital expenditure plans and for general corporate purposes,

*	our successful completion of various capital projects and the use of pipelines, compressor stations and storage by customers and counterparties at levels consistent with our expectations,
*	our successful completion of the acquisition of Pike County Light & Power and the integration of the acquired business into our current operations,

*	our ability to retain the services of our senior executives and other key employees,

*	our vulnerability to adverse economic and industry conditions generally and particularly the effect of those conditions on our major customers,

*	the effect of any leaks in our transportation and delivery pipelines, and

*	competition to our gas transportation business from other pipelines.

Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update any forward-looking statement in light of new information or future events.

Item 4 - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2015, the Holding Company’s management, with the participation of the Holding Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Holding Company’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon the Holding Company’s evaluation, the Holding Company’s principal executive officer and principal financial officer each concluded that the Holding Company’s disclosure controls and procedures are effective as of December 31, 2015.

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

PART II.

OTHER INFORMATION

Item 1. Legal Proceedings.

The Gas Company has lawsuits pending of the type incurred in the normal course of business. The Holding Company and the Gas Company believe that any potential losses should be covered by insurance, subject to deductibles, and will not have a material adverse impact on the Holding Company, the Gas Company or their operations or financial condition.

Item 1A. Risk Factors.

Please refer to risk factors listed under Item 1A – “Risk Factors” of the Holding Company’s Form 10-K for the fiscal year ended September 30, 2015, for disclosure relating to certain risk factors applicable to the Gas Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information.

None

Item 6. Exhibits.

	3.1	The Holding Company's Certificate of Amendment of the Certificate of Incorporation, (included as Exhibit 3.1 of February 2016 8-K)
	10.1	Credit Agreement between the Gas Company and Manufacturers and Traders Trust Company, dated January 27, 2016 (incorporated by reference to Exhibit 10.1 of January 2016 8-K)
	10.2	Term Note between the Gas Company and Manufacturers and Traders Trust Company , dated January 27, 2016 (incorporated by reference to Exhibit 10.1 of January 2016 8-K)
	10.3	LIBOR Rate Rider to Term Note between the Gas Company and Manufacturers and Traders Trust Company , dated January 27, 2016 (incorporated by reference to Exhibit 10.1 of January 2016 8-K)
	10.4	Daily Adjusting Revolving Line Note between the Gas Company and Manufacturers and Traders Trust Company , dated January 27, 2016 (incorporated by reference to Exhibit 10.1 of January 2016 8-K)
	10.5	Multiple Disbursement Term Note between the Gas Company and Manufacturers and Traders Trust Company , dated January 27, 2016 (incorporated by reference to Exhibit 10.1 of January 2016 8-K)
	10.6	LIBOR Rate Rider to Multiple Disbursement Term Note between the Gas Company and Manufacturers and Traders Trust Company , dated January 27, 2016 (incorporated by reference to Exhibit 10.1 of January 2016 8-K)
	10.7	General Security Agreement between the Gas Company and Manufacturers and Traders Trust Company , dated January 27, 2016 (incorporated by reference to Exhibit 10.1 of January 2016 8-K)
	31.1*	Certification of the Chief Executive Officer and President pursuant to 17 CFR Section 240.13a-14
	31.2*	Certification of the Chief Financial Officer and Treasurer pursuant to 17 CFR Section 240.13a-14
	32.1**	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	101**	The following materials from the Corning Natural Gas Holding Corporation Quarterly Report on Form 10-Q for the period ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language):
(i) the Consolidated Balance Sheets at December 31, 2015 and September 30, 2014,
(ii) the Consolidated Statements of Income and Comprehensive Income for the three months ended December 31, 2015 and December 31, 2014
(iii) the Consolidated Statements of Cash Flows for the three months ended December 31, 2015 and December 31, 2014, and
(iv) related notes to the Condensed Consolidated Financial Statements

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORNING NATURAL GAS HOLDING CORPORATION

Date: February 12, 2016 By: /s/ Michael I. German

Michael I. German, Chief Executive Officer and President

(Principal Executive Officer)

Date: February 12, 2016 By: /s/ Firouzeh Sarhangi

Firouzeh Sarhangi, Chief Financial Officer and Treasurer

(Principal Financial and Accounting Officer)