Form 10-Q
period 2016-03-31
Corning Natural Gas Holding Corp
filed 2016-05-16
CIK 1582244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large Accelerated Filer ☐   Accelerated Filer  ☐   Non-accelerated Filer ☐   Smaller Reporting Company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding as of May 16, 2016
Common Stock, $.01 par value	2,471,488

1

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

Assets	March 31, 2016	September 30, 2015
	(Unaudited)
Plant:
Utility property, plant and equipment	$78,269,305	$74,297,174
Less: accumulated depreciation	(21,839,707)	(20,984,031)
Total plant utility and non-utility, net	56,429,598	53,313,143

Investments:
Marketable securities available-for-sale at fair value	2,105,189	2,153,785
Investment in joint ventures	2,475,105	2,293,252
Total Investments	4,580,294	4,447,037

Current assets:
Cash and cash equivalents	99,018	75,289
Customer accounts receivable (net of allowance for
uncollectible accounts of $30,120 and $44,377, respectively)	2,688,203	1,585,845
Related party receivables	558,844	525,920
Gas stored underground, at average cost	538,032	1,182,955
Materials and supplies inventory	1,168,461	1,295,304
Prepaid expenses	1,583,747	1,203,355
Total current assets	6,636,305	5,868,668

Regulatory and other assets:
Regulatory assets:
Unrecovered gas costs	—	37,191
Deferred regulatory costs	2,252,718	2,751,339
Deferred pension	5,010,731	4,517,673
Unamortized debt issuance cost (net of accumulated
amortization of $715,553 and $675,326, respectively)	326,083	287,858
Other	291,288	192,869
Total deferred debits and other assets	7,880,820	7,786,930

Total assets	$75,527,017	$71,415,778

See accompanying notes to consolidated financial statements.

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

Liabilities and capitalization:	March 31, 2016	September 30, 2015
	(Unaudited)

Long-term debt, less current installments	$21,218,188	$12,554,397

Current liabilities:
Current portion of long-term debt	446,967	2,923,133
Borrowings under lines-of-credit and short-term debt	4,575,050	9,003,599
Accounts payable	1,712,912	1,721,720
Accrued expenses	397,077	418,221
Over-recovered gas costs	32,786	—
Customer deposits and accrued interest	1,265,877	1,357,452
Dividends declared	370,059	354,924
Total current liabilities	8,800,728	15,779,049

Other liabilities:
Deferred income taxes	4,831,875	3,593,714
Deferred compensation	1,418,865	1,492,488
Deferred pension costs and post-retirement benefits	7,334,229	6,857,399
Other	216,674	1,410,299
Total deferred credits and other liabilities	13,801,643	13,353,900

Commitments and contingencies (Note 3 - Financing Activities	—	—
and Note 8 – Pike County Light & Power)

Common stockholders' equity:
Common stock (common stock $.01 par
value per share. Authorized 3,500,000 shares;
issued and outstanding 2,468,961 shares at
March 31, 2016 and 2,449,647 at September 30, 2015)	24,689	24,496
Additional paid-in capital	26,619,217	26,362,369
Retained earnings	5,019,304	3,312,638
Accumulated other comprehensive income	43,248	28,929
Total common stockholders' equity	31,706,458	29,728,432

Total liabilities and capitalization	$75,527,017	$71,415,778

See accompanying notes to consolidated financial statements.

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income
Unaudited

	Three Months Ended March 31,		Six Months Ended March 31,

	2016	2015	2016	2015
Utility operating revenues	$7,881,456	$9,664,184	$12,681,987	$15,530,520
Natural gas purchased	2,146,922	3,722,461	3,038,900	5,658,372
Gross margin	5,734,534	5,941,723	9,643,087	9,872,148

Cost and expense
Operating and maintenance expense	1,657,002	2,021,189	3,608,624	3,875,736
Taxes other than income taxes	524,163	538,117	1,006,378	1,036,117
Depreciation	438,427	432,997	847,112	820,189
Other deductions, net	110,580	89,467	217,427	149,319
Total costs and expenses	2,730,172	3,081,770	5,679,541	5,881,361

Operating income	3,004,362	2,859,953	3,963,546	3,990,787

Other income and (expense)
Interest expense	(220,482)	(234,002)	(472,395)	(461,999)
Other expense	(14,513)	(15,127)	(25,110)	(36,666)
Other income	62,296	—	64,622	10,000
Investment income	56,594	73,837	74,991	117,021
Income (loss) from joint ventures	32,454	11,382	31,853	(8,695)
Rental income	12,138	12,138	24,276	24,276

Net income from operations, before income tax	2,932,849	2,708,181	3,661,783	3,634,724

Income tax (expense), current	—	—	—	—
Income tax benefit (expense), deferred	(959,512)	(1,017,545)	(1,228,094)	(1,375,722)
Total income tax (expense)	(959,512)	(1,017,545)	(1,228,094)	(1,375,722)

Net income	1,973,337	1,690,636	2,433,689	2,259,002

Other comprehensive (loss)
Pension adjustment, net of tax of $0, $51,721, $0 and
$103,442, respectively	—	(74,121)	—	(148,242)
Net unrealized gain (loss) on securities available for sale net of income tax (benefit) of ($4,138), ($21,027), $9,992 and
and ($16,711), respectively	(5,931)	(40,817)	14,319	(32,440)
Total other comprehensive (loss)	(5,931)	(114,938)	14,319	(180,682)

Total comprehensive income	$1,967,406	$1,575,698	$2,448,008	$2,078,320

Weighted average earnings per share-
basic:	$0.80	$0.69	$0.99	$0.93
diluted:	$0.80	$0.69	$0.99	$0.93

Average shares outstanding - basic	2,468,036	2,437,933	2,464,955	2,435,743
Average shares outstanding - diluted	2,468,036	2,442,773	2,464,955	2,441,092

See accompanying notes to consolidated financial statements.

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Unaudited

	Six Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$2,433,689	$2,259,002
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	847,112	820,189
Amortization of debt issuance cost	39,932	47,537
Non-cash pension expense	469,134	501,186
Regulatory asset amortization	151,982	109,521
Stock issued for services	63,998	84,662
Gain on sale of marketable securities	(52,623)	(92,898)
Deferred income taxes	1,228,094	1,375,722
Bad debt expense	39,017	64,684
(Gain) loss on joint ventures	(31,853)	8,695

Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(1,141,375)	(1,843,970)
Gas stored underground	644,923	1,778,060
Materials and supplies inventories	126,843	37,240
Prepaid expenses	(380,392)	(472,374)
Over recovered gas costs	69,977	135,124
Deferred regulatory costs	346,639	291,389
Other	(98,419)	939
Increase (decrease) in:
Accounts payable	(8,808)	257,496
Accrued expenses	(21,144)	(86,403)
Customer deposits and accrued interest	(91,575)	(212,366)
Deferred compensation	(73,623)	(71,218)
Deferred pension costs & post-retirement benefits	(489,058)	(504,675)
Other liabilities and deferred credits	(1,191,324)	(202,650)
Net cash provided by operating activities	2,881,146	4,284,892

Cash flows from investing activities:
Purchase of securities available-for-sale	(759,666)	(568,076)
Sale of securities available-for-sale	886,666	690,611
Amount paid to related parties	(32,924)	(40,618)
Investment in joint ventures	(150,000)	(730,000)
Capital expenditures	(3,963,567)	(3,237,648)
Net cash (used in) investing activities	(4,019,491)	(3,885,731)

Cash flows from financing activities:
(Repayments) proceeds under lines-of-credit	(228,549)	492,332
Debt issuance costs	(78,157)	(982)
Cash received from sale of stock	120,262	4,862
Dividends paid	(639,107)	(593,012)
Proceeds under long-term debt	2,740,412	982,903
Repayment of long-term debt	(752,787)	(1,342,245)
Net cash provided by (used in) financing activities	1,162,074	(456,142)
Net increase (decrease) in cash	23,729	(56,981)

Cash and cash equivalents at beginning of period	75,289	108,086

Cash and cash equivalents at end of period	$99,018	$51,105

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$470,508	$462,697
Income taxes	$36,025	$108,516
Non-cash financing activities:
Dividends paid with shares	$72,781	$63,202
Number of shares paid with dividends	4,764	3,282

See accompanying notes to consolidated financial statements

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders' Equity
Unaudited

	Number of Shares	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balances at September 30, 2015	2,449,647	$24,496	$26,362,369	$3,312,638	$28,929	$29,728,432
Issuance of common stock	19,314	193	256,848	—	—	257,041
Dividends declared		—	—	(727,023)	—	(727,023)
Comprehensive income:
Change in unrealized gain on
securities available for sale,
net of income taxes		—	—	—	14,319	14,319
Net income		—	—	2,433,689	—	2,433,689
Total comprehensive income						2,448,008
Balances at March 31, 2016	2,468,961	$24,689	$26,619,217	$5,019,304	$43,248	$31,706,458

See accompanying notes to consolidated financial statements

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 – Basis of Presentation

Corning Natural Gas Holding Corporation (“Holding Company”) was incorporated in New York in July 2013 to serve as a holding company for Corning Natural Gas Corporation (the “Gas Company” or “Corning Gas”) and its dormant subsidiary Corning Natural Gas Appliance Corporation (“Appliance Company”). The Holding Company has 50% ownership interests in our joint ventures Leatherstocking Gas Company, LLC (“Leatherstocking Gas”), its subsidiary, Leatherstocking Gas Development Corporation, and Leatherstocking Pipeline Company, LLC (“Leatherstocking Pipeline”).

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

The consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Holding Company’s latest annual report on Form 10-K for the fiscal year ended September 30, 2015 (“ Annual Report”). These interim consolidated financial statements are unaudited.

Our significant accounting policies are described in the notes to the Consolidated Financial Statements in the Holding Company’s Annual Report, filed on December 23, 2015. It is important to understand that the application of generally accepted accounting principles in the United States of America involves certain assumptions, judgments and estimates that affect reported amounts of assets, liabilities, revenues and expenses. Thus, the application of these principles can have varying results from company to company.

Because our business is highly seasonal in nature, sales for each quarter of the year vary and are not comparable. Sales vary depending on seasonal variations in temperature, although the Gas Company’s weather normalization and revenue decoupling clauses that remain in effect pursuant to the latest New York Public Service Commission (“NYPSC”) rate order issued on October 19, 2015, in Case 11-G-0280 serve to stabilize net revenue, by insulating it, to an extent, from the effects of unusual temperature variations and conservation. Certain larger customer classes are not covered by weather normalization or revenue decoupling and weather will impact revenue from these classes.

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

In April 2015, the FASB issued new accounting guidance on the presentation of debt issuance costs. The new guidance requires that debt issuance costs related to a note be presented as a direct deduction from that note. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. The debt issuance costs will be reclassified to the liabilities on the balance sheet. The amount as of March 31, 2016 is $326,083.

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

In March 2016, the FASB issued new accounting guidance on investments that qualify for use of the equity method of accounting. The new guidance eliminates the need for retroactive adjustments when qualifying for the equity method. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. We do not believe this guidance will have a material effect on our consolidated financial statements when adopted.

In March 2016, the FASB issued new guidance regarding share-based payment transactions, including income tax consequence, classification of awards and classification on the statement of cash flows. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. We are still evaluating whether this guidance will have a material effect on our consolidated financial statements when adopted.

Early Adoption of New Accounting Guidance

In November 2015, the FASB issued new accounting guidance on the classification of deferred taxes. The new guidance requires that all deferred tax asset and liabilities be classified as noncurrent in a classified statement of financial position. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. Early application is permitted. When the guidance is effective all deferred tax assets and liabilities will be presented as noncurrent. We have chosen to apply the guidance retroactively. As a result, as of September 30, 2015, we have reclassified a deferred tax liability of $385,973 from short-term to long-term.

Note 2 - Pension and Other Post-retirement Benefit Plans

Components of Net Periodic Benefit Cost:

Pension Benefits	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Service Cost	$89,391	$85,760	$178,783	$171,520
Interest Cost	244,467	229,789	488,934	459,578
Expected return on plan assets	(257,190)	(256,891)	(514,379)	(513,783)
Amortization of prior service cost	1,794	2,352	3,588	4,703
Amortization of net (gain) loss	168,066	123,490	336,133	246,979
Net period benefit cost	$246,528	$184,500	$493,059	$368,997

Other Benefits	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Service Cost	$4,831	$5,245	$9,663	$10,490
Interest Cost	12,606	12,168	25,212	24,337
Expected return on plan assets	—	—	—	—
Amortization of prior service cost	887	887	1,774	1,774
Amortization of net (gain) loss	—	(1,975)	—	(3,951)
Net period benefit cost	$18,324	$16,325	$36,649	$32,650

For ratemaking and financial statement purposes, pension expense represents the amount approved by the NYPSC in the Gas Company’s most recently approved rate case. Pension expense (benefit) for ratemaking and financial statement purposes was approximately $485,000 for the six months ended March 31, 2016 and 2015. The difference between the pension expense (benefit) for ratemaking and financial statement purposes, and the amount computed above has been deferred as regulatory assets and is not included in the prepaid pension cost noted above.

The NYPSC has allowed the Gas Company to recover incremental costs associated with other post-retirement benefits through rates on a current basis. Other post-retirement benefit expense (benefit) for ratemaking and financial statement purposes was approximately $36,932 for the six months ended March 31, 2016 and 2015. The difference between the other post-retirement benefit expense (benefit) for ratemaking and financial statement purposes, and the amount computed above has been deferred as regulatory assets and is not included in the prepaid cost noted above.

Contributions

The Gas Company expects to contribute approximately $1.0 million to its Pension Plan and $73,295 to its other Post Retirement Benefit Plan in fiscal year 2016. A total of $489,058 has been paid to the Pension Plan for the first six months of this fiscal year.

Note 3 – Financing Activities

On January 27, 2016, we entered into an agreement with Manufacturers and Traders Trust Company (“M&T”) in the amount of $17.4 million to consolidate all previous term debt into one loan. As collateral, the Gas Company granted M&T a security interest in all utility property, including plant and equipment, contract rights, easements and rights of way of the Gas Company. The agreement includes the following covenants to be measured quarterly: (i) maintain a ratio of total funded debt to EBITDA (earnings before interest, income taxes, depreciation and amortizations) of not greater than 3.75 to 1.0 and (ii) maintain cash flow coverage of not less than 1.1 to 1.0 based on the Company’s trailing twelve month operating performance and fiscal operating statements. The interest rate is a variable rate determined by the Gas Company’s funded debt to EBITDA ratio calculated ninety days after the end of each quarter added to the daily LIBOR rate. Until the first rate adjustment on March 31, 2016, the rate was 2.4375%. On April 1, 2016 the rate continued at 2.4375%. This note will be due as interest only for the first year. In February 2017, the first of fifty-nine equal monthly principal payments of $207,143 along with the variable accrued interest will be due. In the sixtieth month there will be a final payment due equal to all outstanding principal and interest. Only the difference between the amount of the note and the long term debt refinanced by the note has been recognized as a cash item on the Consolidated Statements of Cash Flow.

Also on January 27, 2016, the Gas Company entered into an agreement with M&T in the amount of $4.2 million for a multiple disbursement note to refinance seventy percent of the NYPSC mandated 2015 construction projects with no additional collateral pledged. All amounts have been borrowed as of March 31, 2016. A NYPSC capital expenditure tracker report was required to receive any advances on this note. Interest will be a variable rate determined by the Gas Company’s funded debt to EBITDA ratio calculated ninety days after the end of each quarter added to the daily LIBOR rate. Until the first rate adjustment on March 31, 2016, the rate was 2.4375%. This rate continued at April 1, 2016 and will be subject to adjustment every three months. Interest only will be due for the first twelve months then will convert to a term loan payable in forty-seven equal payments based on a seven year amortization schedule with a final payment of all outstanding principal and interest due. Since this note replaced a $4.2 million short term note, it has not been recognized as a financing activity on the Consolidated Statements of Cash Flow.

On January 27, 2016, we entered into an agreement with M&T for a revolving line of credit of $8.0 million at a variable rate with the same interest calculation as the other two M&T notes signed at the on the same date, as described above, with no additional collateral or covenants beyond those included in the term note. This agreement will expire on April 1, 2017. The amount outstanding under this line at March 31, 2016 was approximately $4.6 million with and interest rate of 2.4375%. We rely heavily on our credit line to finance our receivables and the purchase of gas that we place in storage.

We are in compliance with our covenant calculations as of March 31, 2016.

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

The Holding Company has determined the fair value of certain assets through application of FASB ASC 820 “Fair Value Measurements and Disclosures”.

Fair value of assets and liabilities measured on a recurring basis at March 31, 2016 and September 30, 2015 are as follows:

Fair Value Measurements at Reporting Date Using:

	Fair Value	Quoted Prices In Active Markets for Identical Assets/Liabilities (Level 1)	Level 2	Level 3
March 31, 2016
Available-for-sale securities	$2,105,189	$2,105,189	0	0

September 30, 2015
Available-for-sale securities	$2,153,785	$2,153,785	0	0

A summary of the marketable securities at March 31, 2016 and September 30, 2015 is as follows:

	Cost Basis	Unrealized Gain	Unrealized Loss	Market Value
March 31, 2016
Cash and equivalents	$173,439	—	—	$173,439
Metlife stock value	51,185	—	—	51,185
Government and agency bonds	283,574	690	—	284,264
Corporate bonds	335,138	—	2,765	332,373
Mutual funds	—	—	—	—
Equity securities	1,188,427	75,501	—	1,263,928
Total securities	$2,031,763	$76,191	$2,765	$2,105,189

September 30, 2015

Cash and equivalents	$41,500	—	—	41,500
Metlife stock value	51,185	—	—	51,185
Government and agency bonds	301,673	1,763	—	303,436
Corporate bonds	337,757	—	3,973	333,784
Mutual funds	79,515	—	8,555	70,960
Equity securities	1,293,039	59,881	—	1,352,920
Total securities	$2,104,669	$61,644	$12,528	2,153,785

Realized gains included in earnings for the periods reported in investment income as follows:

Investment Income
Three Months Ended March 31,			Six Months Ended March 31,
	2016	2015	2016	2015
Total realized gains (losses) included in earnings	$46,465	$63,601	$52,623	$92,898

Financial assets and liabilities valued using level 1 inputs are based on unadjusted quoted market prices as of the close of business on the days noted within active markets.

Note 5 – Common Stock and Dividends

For the fiscal year to date there were 19,314 shares issued for $120,262 of cash, $63,998 of services and $72,781 of reinvested dividends under our dividend reinvestment program (“DRIP”). Included in the 19,314 shares were 5,250 shares issued to directors, 300 shares sold to Leatherstocking Gas, which used the shares to compensate its independent director, Carl T. Hayden, 4,764 shares issued to various investors under the DRIP and 9,000 options exercised.

Dividends are accrued when declared by the board of directors. At its regular meeting on January 20, 2015, the board of directors approved an increase in the quarterly dividend to $.145 a share. There was a dividend paid on October 15, 2015 to shareholders of record on September 30, 2015 and on January 15, 2016 to shareholders of record on December 31, 2015. At its regular meeting on February 3, 2016, the board of directors approved an increase in the quarterly dividend to $.15 a share. For the quarter ended March 31, 2016, $370,059 was accrued for dividends paid on April 15, 2016 to shareholders of record on March 31, 2016.

As of November 12, 2013, the Holding Company registered 129,004 shares of common stock with a par value of $.01 per share for the DRIP. During the six months ended March 31, 2016, 4,764 shares have been issued under this program.

Note 6 – Leatherstocking Companies

The Holding Company has an interest in Leatherstocking Gas, a joint venture with Mirabito Regulated Industries, LLC, accounted for by the equity method. This joint venture is currently moving forward on expansions to several areas in the northeast. The Holding Company and Mirabito Regulated Industries, LLC each own 50% of the joint venture and each appoints three managers to operate Leatherstocking Gas. The seventh manager is a neutral manager agreed to by the Holding Company and Mirabito Regulated Industries, LLC who is not an officer, director, or employee of either company, currently Carl T. Hayden. The current managers are Joseph P. Mirabito, John J. Mirabito and William Mirabito from Mirabito Regulated Industries, LLC; Matthew J. Cook, Michael I. German and Russell S. Miller from the Holding Company; and Carl T. Hayden as the neutral manager. Michael I. German is the Chief Executive Officer and President of the Holding Company and is also a stockholder and current board member of the Holding Company. Joseph P. Mirabito and William Mirabito are stockholders and current board members of the Holding Company. Leatherstocking Gas has received franchises from the Village and Town of Sidney, Village and Town of Bainbridge, Village and Town of Windsor, Village and Town of Unadilla, and Village and Town of Delhi in New York. Leatherstocking Gas’ petitions for authority to exercise its franchises in the Town and Village of Winsor are currently pending before the NYPSC. In addition, Leatherstocking Gas has acquired sixteen franchises in Susquehanna and Bradford Counties, Pennsylvania. Leatherstocking Gas has met with potential customers and public officials, as well as attended public hearings, and believes there is interest in acquiring gas service. On July 25, 2013, Leatherstocking Gas signed a loan agreement with Five Star Bank for $1.5 million to finance construction in Bridgewater, Pennsylvania. This agreement increased to $1.8 million before converting to a long-term note. Construction in the Township of Bridgewater began in July 2013 and Leatherstocking Gas began serving customers in October 2013. Construction of the Borough of Montrose system started in the spring of 2014 and construction started in the Township of Dimock in November 2014. Leatherstocking Gas currently serves 290 customers in these boroughs and townships as of March 31, 2016. On August 28, 2014, Leatherstocking Gas, as borrower, and Leatherstocking Pipeline as guarantor, entered into a loan agreement with Five Star Bank for up to $4 million over two years to finance the work and services required for the infrastructure costs and ongoing costs of underground piping construction projects in Montrose, Bridgewater and Dimock, Pennsylvania. This agreement required equity investments from the Holding Company and Mirabito Regulated Industries for a total of 66% of all amounts borrowed. During fiscal year 2014, $1,500,000 was borrowed and both the Holding Company and Mirabito Regulated Industries invested $500,000. During fiscal year 2015, $2,500,000 was borrowed and both the Holding Company and Mirabito Regulated Industries invested $850,000. As of September 30, 2015, Leatherstocking Gas had drawn the $4 million available over the two year period on this loan. Both of these agreements have a loan covenant related to debt service coverage being at least 1.15 to 1 at September 30, 2015. Leatherstocking Gas was in violation of this covenant and received a waiver from Five Star Bank as of September 30, 2015 that extends to September 30, 2016.

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

On October 19, 2015, Leatherstocking Gas and Five Star Bank entered into an agreement which allowed Leatherstocking Gas to borrow up to $500,000 as a line-of-credit note with interest only payments to finance the continued and additional infrastructure cost of the construction project in Northern Pennsylvania. This required an investment of approximately $166,667 from both the Holding Company and Mirabito Regulated Industries. Leatherstocking Pipeline is a guarantor of this loan. The total of $500,000 had been drawn on this note as of December 31, 2015 and the required investment was made in previous quarters.

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

The following table represents the Holding Company’s investment activity in the Joint Ventures for the six months ended March 31, 2016 and March 31, 2015:

	2016	2015
Beginning balance in investment in joint ventures	$2,293,252	$1,280,757
Investment in joint ventures during six months ended March 31	150,000	730,000
Income (loss) in joint ventures during six months ended March 31	31,853	(8,695)
Ending balance in joint ventures	$2,475,105	$2,002,062

As of and for the six months ended March 31, 2016, the Joint Ventures had combined assets of $12.4 million, combined liabilities of $7.4 million and combined net income of approximately $64,000. As of and for the six months ended March 31, 2015, the Joint Ventures had combined assets of $10.1 million, combined liabilities of $6.1 million and combined net losses of approximately $17,000.

Note 7 – Effective Tax Rate

Income tax expense for the six months ended March 31 is as follows:
	2016	2015
Current	$-	$-
Deferred	1,228,094	1,375,722
Total	$1,228,094	$1,375,722

Actual income tax expense differs from the expected tax expense (computed by applying the federal corporate tax rate of 34% before income tax expense) as follows:

	2016	2015
Expected federal tax expense	$1,245,006	$1,235,806
State tax expense (net of federal)	250,832	248,920
Other, net	(267,744)	(109,004)
Actual tax expense	$1,228,094	$1,375,722

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

The Holding Company will need additional equity and debt financing to consummate this acquisition. The Holding Company has a commitment letter from M&T to provide, subject to certain conditions, debt financing of up to $12.0 million in a term loan and $2.0 million in a line of credit for a portion of the acquisition costs. The Holding Company filed an S-1 with the Securities and Exchange Commission (“SEC”) to issue approximately $8.0 million in preferred stock to finance the transaction. The SEC approved the S-1 to issue 2,468,961 subscription rights for the purchase of up to 140,000 shares of 6% Series A Cumulative Preferred Stock and up to 360,000 shares of 4.8% Series B Convertible Preferred Stock with a effective date of April 15, 2016 for shareholders of record as of April 14, 2015. These subscription rights will expire on June 20, 2016.

Note 9 – Subsequent Events

On April 11, 2016, the Holding Company filed a petition in Case 16-G-0200 with the NYPSC, seeking a declaratory ruling that Public Service Law Section 70(4), which pertains to the acquisition of more than 10 percent of the voting capital stock of a gas corporation, does not apply to the exercise of rights to convert the 4.8% Series B Convertible Preferred Stock (see Note 8) to common stock of the Holding Company, or that, if that section is applicable at all to the Holding Company, there is no need for NYPSC approval under the statute because the relevant subscription rights are to be issued pro-rata to existing shareholders, thereby limiting the potential changes in relative ownership concentration that are the focus of Section 70(4). In the alternative, if the NYPSC determines that the statute applies to the conversion of preferred shares to common shares in the Holding Company, the Holding Company requested that the NYPSC approve such acquisition of common shares by shareholders of the Holding Company whose ownership interests exceed 10 percent of the Holding Company’s stock. The petition is currently pending before the NYPSC.

On April 13, 2016, the Gas Company filed a petition in Case 16-00771 with the NYPSC, to defer leak repair and survey costs over and above the amount permitted to be recovered in rates for 2015. In this petition we requested that the incremental cost of $349,547 together with the associated income tax effect, be deferred and recovered in a manner to be established in future rate proceedings. The Company has determined that all criteria to record this regulatory asset as of March 31, 2016 have been met, including that recovery in future rates is probable. Accordingly, we have recognized this deferral as of March 31, 2016. It is anticipated that the length of time the costs will be amortized will be decided as part of the next NYPSC order determining base rates. We have a target date of June 1, 2016 for our next base rate filing. The petition remains pending.

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

The Holding Company’s primary business, through its subsidiary Corning Gas, is natural gas distribution. Corning Gas serves approximately 15,000 residential, commercial, industrial and municipal customers in the Corning, Hammondsport and Virgil, New York, areas and two other gas utilities which serve the Elmira and Bath, New York, areas. It is franchised to supply gas service in all of the political subdivisions in which it operates. It also transports and compresses gas for a gas producer from the producer’s gathering network into an interstate pipeline. It is under the jurisdiction of the New York Public Service Commission (“NYPSC”) which oversees and sets rates for New York gas distribution companies. In addition, the Gas Company has contracts with Corning Incorporated and Woodhull Municipal Gas Company, a small local utility, to provide maintenance service on their gas lines. Additionally Leatherstocking Gas distributes gas in Susquehanna and Bradford Counties, Pennsylvania, and has an application pending before the NYPSC for authority to provide gas distribution services in Broome County, New York. Leatherstocking Pipeline, an unregulated company, serves one customer in Lawton, Pennsylvania.

The market for natural gas in our traditional service territory is relatively saturated with limited growth potential. However, growth opportunities do exist in extending our mains to areas adjacent or reasonably close to areas we currently serve. In addition, the Gas Company continues to see expansion opportunities in the commercial and industrial markets. Some of our largest customers added additional facilities in our service area that is increasing our revenue and margins. We believe that one of our most promising growth opportunities for both revenues and margins is increasing connection with local gas production sources. We completed a new pipeline to Marcellus Shale gas in Pennsylvania in 2009 and that pipeline is significantly increasing throughput and margins on our system. In 2010, we upgraded portions of Line 4 which runs from Caton to the Bradley Station in Elmira and NYSEG, Line 7 which runs from Caton to the Compressor Station and Line 13, which runs from Stateline Station at the New York/Pennsylvania border to Line 4, to increase our capacity to transport local production gas. We have completed a compressor station that is working in conjunction with our pipeline upgrades to transport gas on our system and into the interstate pipeline system. In addition, the Holding Company has interests in two joint ventures, Leatherstocking Gas and Leatherstocking Pipeline, to transport and provide gas to areas of the northeast currently without gas service. Through Leatherstocking Gas, we are continuing to pursue opportunities to provide natural gas to unserved areas of New York and Pennsylvania.

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

We believe our key performance indicators are net income, stockholders’ equity and the safety of our system. Net income increased by $282,701 for the three months and $174,687 for the six months ended March 31, 2016 compared to the same periods in fiscal 2015 mainly due to the recognition of the deferral of $349,547 for the increased costs due to our leak repair program in the 2015 calendar year. Because the Holding Company’s principal operations are conducted through Corning Gas, a regulated utility company, stockholders’ equity is an important performance indicator. The NYPSC allows Corning Gas to earn a just and reasonable return on stockholders’ equity as determined under applicable regulations. We believe this does not have a significant effect on our liquidity because even with our rate of return limited, we have sufficient cash collected from our earnings to support operations. Stockholders’ equity is, therefore, a precursor of future earnings potential. For the six months ended March 31, 2016, stockholders’ equity increased from $29,728,432 to $31,706,458. We plan to continue our focus on building stockholders’ equity. Safety and efficiency indicators include leak repair, main and service replacements and customer service metrics. In fiscal year 2016 to date, we have spent approximately $4.0 million on reliability projects and safety-related infrastructure improvements. For the first six months of fiscal 2016 we repaired 199 leaks, replaced 529 bare steel services and replaced 61,027 feet of bare steel main.

Key Performance Indicators:

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Net Income	$1,973,337	$1,690,636	$2,433,689	$2,259,002
Shareholders' equity	$31,706,458	$28,134,478	$31,706,458	$28,134,478
Shareholders' equity per weighted average share	$12.85	$11.54	$12.86	$11.55

Revenue and Margin

The demand for natural gas is directly affected by weather conditions. Significantly warmer than normal weather conditions in our service areas could reduce our earnings and cash flows as a result of lower gas sales. We partially mitigate the risk of warmer winter weather through the weather normalization and revenue decoupling mechanism (“RDM”) clauses in our NYPSC rate tariffs. These clauses allow us to surcharge customers for under recovery of revenue. Neither of these regulatory mechanisms are applicable to larger commercial customers.

Utility operating revenues decreased approximately $1.8 million in the three months and approximately $2.8 million in the six months ended March 31, 2016 compared to the same periods last year mainly due to lower gas costs (a pass through expense) and a decrease in volumes sold of 743,722 thousand cubic feet (“mcf”) for the quarter and 1,031,085 mcf for the year-to-date compared to the same period last year, due to warmer weather in the current fiscal year. This represents a drop in volumes sold of 20% for the quarter and 17% for the year-to-date compared to the same periods last year. This volume decrease does not have the same 20% and 17 % decrease on margin because cost of gas is a pass through item and revenue per mcf decreases as the volumes sold increases.

The following table summarizes our utility operating revenue:

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Retail revenue:
Residential	$4,738,408	$5,775,035	$7,390,479	$9,115,878
Commercial	773,719	951,768	1,153,966	1,427,911
Transportation	1,456,487	1,552,935	2,477,042	2,650,169
Total retail revenue	6,968,614	8,279,738	11,021,487	13,193,958

Wholesale	672,903	981,177	1,114,058	1,605,457
Local production	129,449	230,817	272,402	431,635
Other utility revenues	110,490	172,452	274,040	299,470
Total utility operating revenue	$7,881,456	$9,664,184	$12,681,987	$15,530,520

The following tables further summarize other utility revenues on the operating revenue table:

	Three months ended March 31,		Six months ended March 31,
	2016	2015	2016	2015
Other utility revenues:
Customer discounts forfeited	$22,203	$35,837	$37,271	$56,517
Reconnect fees	411	282	1,732	3,118
Other gas revenues (see below)	86,430	134,579	232,082	236,389
Surcharges	1,446	1,754	2,955	3,446
Total other utility revenues	$110,490	$172,452	$274,040	$299,470

	2016	2015	2016	2015
Other gas revenues:
Delivery rate adjustment carrying costs	$944	$958	$2,112	$3,101
Contract customer reconciliation	91,626	87,739	223,040	218,206
Monthly RDM amortizations	(40,107)	(29,898)	(175,025)	(188,260)
Local production revenues	33,967	29,106	66,621	52,601
Capacity release revenues	-	46,674	-	46,674
Annual RDM reconciliation	-	-	115,334	104,067
	$86,430	$134,579	$232,082	$236,389

Gas purchases are our largest expense. Purchased gas expense decreased approximately $1.6 million for the three months and approximately $2.6 million for the six months ended March 31, 2016, compared to the same periods last year due primarily to lower gas prices on lower volumes purchased for the period. Absolute margin was negatively impacted by much warmer than normal weather for both the quarter and the fiscal year-to-date.

Margin (the excess of utility operating revenues over the cost of natural gas purchased) percentage increased 11.28% for the three months and 12.47% for the six months ended March 31, 2016 compared to the same periods last year primarily because of a rate increase approved by the NYPSC in October 2015 and lower gas prices.

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Utility operating revenues	$7,881,456	$9,664,184	$12,681,987	$15,530,520
Natural gas purchased	2,146,922	3,722,461	3,038,900	5,658,372
Margin	$5,734,534	$5,941,723	$9,643,087	$9,872,148
Margin %	72.76%	61.48%	76.04%	63.57%

Operating and Interest Expenses

Operating and maintenance expense decreased $364,187 in the second quarter of fiscal 2016 compared to the same period of fiscal 2015 compared to the same period last year mainly because of recognition of $349,547 in deferral of increased costs due to our leak repair project in March of this fiscal year entered in the second quarter of fiscal 2016 as an offset to maintenance expense. The $349,547 of increased costs were all incurred in calendar year 2015. We have filed a petition with the NYPSC in Case 16-00771 to defer, for later recovery, our incremental costs above those allowed in rates, for the extensive leak repair program we implemented in calendar 2015. Operating and maintenance expense decreased $267,112 for the six months ended March 31, 2016 mainly because the $349,547 deferral offset the $201,258 of increased costs due to the leak repair project in the first quarter of fiscal 2016. In addition there was a decrease in insurance costs of $63,142 and a decrease in pension administration costs of $29,972 for the six months ending March 31, 2016 compared to the same period in fiscal 2015. Depreciation expense increased $5,430 for the quarter and $26, 923 for the six months ended March 31, 2016 because of additional plant and accelerated recovery on certain projects allowed by the NYPSC. Other deductions, net, increased $21,113 in this quarter compared to the same quarter in fiscal 2015 and $68,108 for the six months ended March 31, 2016 compared to last year due mainly to amortizations for property tax resolution with the NYPSC. Interest expense showed a decrease of $13,520 for the quarter compared to the same period last year because of our refinancing efforts. Interest expense increased $10,396 for the six months ended March 31, 2016 mainly due to new short-term debt during fiscal 2016.

Net Income

Net income increased by $282,701 for the three months and $174,687 for the six months ended March 31, 2016 compared to the same periods in fiscal 2015 mainly due to the recognition of the deferral for the increased costs due to our leak repair program in the current fiscal year. This has been offset by the impact of warm weather on revenue from our large customers during both periods and a decrease in volumes sold.

Liquidity and Capital Resources

The Holding Company does not have any borrowings at the corporate level and has no access to liquidity except through dividends and distributions from its subsidiaries as well as equity issuances. Its principal liquidity requirements are for investments in the Leatherstocking Joint Ventures to permit those companies to make the capital expenditures required to provide services to their customers and for dividend payments to the Holding Company’s shareholders. The Holding Company has additional cash requirements for the completion of the purchase of Pike County Power & Light Company upon satisfaction of the conditions to closing including regulatory approvals.

As of March 31, 2016, the Holding Company had 2,468,961 shares of common stock outstanding. Its board of directors declared a dividend of $.15 per share payable to shareholders of record on March 31, 2016, for which $370,059 was accrued on March 31, 2016, for dividends paid on April 15, 2016. To provide additional liquidity required for the purchase of Pike County Power & Light Company and other liquidity requirements, on December 16, 2015, the Board of Directors of the Holding Company declared a dividend of one subscription right for each share of common stock outstanding as of the record date of April 14, 2016, which was distributed to shareholders on or about April 28, 2016. Each non-transferable subscription right entitles the holder to purchase either: (i) one-eighth share of our 6% Series A Cumulative Preferred Stock, par value $0.01 per share, for $25.00 per share (“Series A Cumulative Stock”), or (ii) one-sixth share of our 4.8% Series B Convertible Preferred Stock, par value $0.01 per share, for $20.75 per share, each of which is convertible in accordance with its terms into one share of common stock, subject to adjustment (“Series B Convertible Stock”; and, together with the Series A Cumulative Stock, the “Preferred Stock”). Each subscription right must be exercised, if at all, prior to June 20, 2016. No fractional shares of Preferred Stock will be issued. The Holding Company cannot predict how many shares, if any of its Series A Cumulative Stock or Series B Convertible Stock will be issued upon exercise of the subscription rights and, accordingly, cannot predict what proceeds will be available. The Holding Company has filed a registration statement with the U.S. Securities and Exchange Commission covering the subscription rights, Preferred Stock and common stock which was declared effective on April 15, 2016. The issuance of preferred shares will also result in additional cash requirements for dividend payments. In addition, under the orders of the NYPSC, the Gas Company’s cost of capital is based on an equity-to-debt ratio of 48%/52%. If additional equity is required for the Gas Company to maintain that ratio when issuing new debt, the Holding Company, as the sole shareholder of the Gas Company, is the only source of such equity, through either equity or debt financings at the Holding Company level. Prior to the formation of the Holding Company in 2013, the Gas Company has financed its own operating , capital and other liquidity requirements through a combination of internally generated cash, short- and long-term debt and equity from sales of its securities. Since then, the Gas Company has relied on internally generated cash and short- and long-term debt.

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

Capital expenditures are the principal use of internally generated cash flow. The 2012 and 2015 rate orders by the NYPSC are premised on estimated capital expenditures to upgrade our distribution system of approximately $5.0 million in 2016 and 2017.  To fund capital expenditures, the Gas Company needs to draw on both operating cash and new debt and/or equity. In fiscal year 2016 to date, the Gas Company has spent approximately $4.0 million on projects and safety-related infrastructure improvements. This, in conjunction with our growth projects, creates liquidity pressure on the Gas Company. We anticipate that our aggressive capital construction program will continue to require the Gas Company to raise new debt and/or equity.

Cash flows from financing activities of the Gas Company consist of repayment of long-term debt, new long-term borrowing, borrowings and repayments under our lines-of-credit, quarterly dividends paid and equity issuances. For the Gas Company’s operations, it has an $8.0 million revolving line of credit with M&T Bank. Interest is a variable rate determined by the Gas Company’s funded debt to EBITDA ratio calculated ninety days after the end of each quarter added to the daily LIBOR rate with no additional collateral or covenants beyond those included in the M&T Bank term notes. See Note 3 above for further information. The amount outstanding under this line on March 31, 2016 was approximately $4.6 million with an interest rate of 2.4375%. The Gas Company was in compliance with all of its loan covenants as of March 31, 2016.

As a result refinancing activities, the Company increased cash flow by approximately $2.7 million for the six months ended March 31, 2016. The ratio of current assets to current liabilities also improved to 75% from 37% for the same period.

The Gas Company had approximately $21.7 million in long term debt outstanding including current year installments as of March 31, 2016. The Gas Company repaid $752,787 in the first six months of fiscal 2016 consistent with the requirements of our debt instruments.

During this quarter, we mainly withdrew gas from storage and as of March 31, 2016, had a balance of $538,032 worth of gas in storage. During the next quarter, the Gas Company will also be injecting gas into storage to have sufficient gas to supply customers for the next winter season.

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

The Gas Company may incur short-term debt without separate NYPSC approval, so long as such debt is consistent with its overall financing plan. On January 27, 2016, the Gas Company also entered into an agreement with M&T Bank for a revolving line of credit of $8.0 million. The amount outstanding under this line at March 31, 2016 was approximately $4.6 million with and interest rate of 2.4375%.

Each of the M&T Bank loans bears interest at a variable rate determined by the Gas Company’s funded debt to EBITDA (earnings before interest, income taxes, depreciation and amortization) ratio calculated ninety days after the end of each quarter added to the daily LIBOR rate. Until the first rate adjustment on March 31, 2016, the LIBOR rate was 2.4375%. The Gas Company drew substantially all of the line of credit on January 27, 2016 to repay the previous line of Credit with Community Bank. The Gas Company relies heavily on its line of credit to finance the purchase of gas that is placed in storage.

As of March 31, 2016, we believe that cash flow from operating activities and borrowings under our lines of credit will not be sufficient to satisfy our working capital and debt service requirements over the next twelve months. We believe new debt and proceeds from equity will be required to satisfy our capital expenditures to finance our internal growth needs for the next twelve months. In addition, we will need approximately $19 million of additional debt and equity to complete our purchase of Pike County Light & Power Company.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Regulatory Matters

Holding Company

On April 11, 2016, the Holding Company filed a petition in Case 16-G-0200 with the NYPSC, seeking a declaratory ruling that Public Service Law Section 70(4), which pertains to the acquisition of more than 10 percent of the voting capital stock of a gas corporation, does not apply to the exercise of rights to convert the 4.8% Series B Convertible Preferred Stock (see Note 8) to common stock of the Holding Company, or that, if that section is applicable at all to the Holding Company, there is no need for NYPSC approval under the statute because the relevant subscription rights are to be issued pro-rata to existing shareholders, thereby limiting the potential changes in relative ownership concentration that are the focus of Section 70(4). In the alternative, if the NYPSC determines that the statute applies to the conversion of preferred shares to common shares in the Holding Company, the Holding Company requested that the NYPSC approve such acquisition of common shares by shareholders of the Holding Company whose ownership interests exceed 10 percent of the Holding Company’s stock. The petition is currently pending before the NYPSC.

The Holding Company’s primary business, through its subsidiary Corning Gas, is regulated by the NYPSC among other agencies.

Gas Company

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

The Company, on August 6, 2015, filed its petition in Case 15-G-0460 seeking authority to issue $34,768,837 in long term debt to fund its capital expenditures for the period 2015-2021. The amount requested in the petition reflected the deduction of $1,440,223, the amount by which previous issuances had exceeded the authorized amount. On January 21, 2016, in Case 15-G-0460, the NYPSC authorized the Gas Company to issue by December 31, 2017, a total of $28.4 million of long-term debt to cover refinancing of existing long- and short-term debt and issuance of new long term debt. That authorization included refinancing of $15.3 million of existing long-term debt and $13.1 million in new long-term debt. The latter amount includes refinancing of existing short-term debt and financing of new capital expenditures and sinking fund payments. The $17.4 million consolidated loan and separate $4.2 million loan with M&T Bank, as described in “Liquidity and Capital Resources,” were entered into on January 27, 2016 pursuant to the NYPSC Financing Order. In its January 21, 2016 order, the NYPSC limited the authorization of new long-term debt to the amount required to address financing needs through 2017 and the Gas Company, before filing a financing petition to address needs beyond 2017, would be required to consult with the NYPSC Staff. For the refinancing of existing debt, the NYPSC’s authorization was granted on the condition that the Gas Company demonstrates savings on a net present value basis or provides proof of other benefits prior to each financing.

Work has begun on a Gas Company rate base filing. It has been five years since our last rate base filings. We have a target of June 1, 2016 for this filing.

On April 13, 2016, the Gas Company filed a petition in Case 16-00771 with the NYPSC, to defer leak repair and survey costs over and above the amounts permitted to be recovered in rates for 2015. In this petition we requested that the incremental cost of $349,547 together with the associated income tax effect, be deferred and recovered in a manner to be established in future rate proceedings. The company has recognized this deferral in the quarter ended March 31, 2016. It is anticipated that the length of time these costs will amortized will be decided as part of the next NYPSC case determining base rates.

Leatherstocking Gas

On February 20, 2015, Leatherstocking Gas, pursuant to Section 68 of the Public Service Law, filed with the NYPSC in Case 15-G-0128 for a Certificate of Public Convenience and Necessity and for approval of, and permission to exercise, franchises previously granted in the Town of Windsor (Case 15-G-0098) and Village of Windsor (Case 15-G-0099). The Commission review of the applications is pending.

On February 27, 2015, Leatherstocking Gas, pursuant to Public Service Law Section 69, filed with the NYPSC for authority to issue long term indebtedness in the principal amount of $2,750,000 for the purpose of financing new construction in the Town and Village of Windsor. The Commission review of the application in Case 15-G-0128 is pending.

On June 3, 2015, Leatherstocking Gas filed a petition with the Pennsylvania Public Utility Commission (“PAPUC”) requesting authorization to issue a commercial promissory note in the amount of $5,668,963. On July 8, 2015, the PAPUC issued an order in Docket No. S-2015-2486104 approving the petition.

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

In fiscal year 2015, the Gas Company determined that it met the criteria to record the minimum pension liability as a regulatory asset in accordance with ASC 980-715-25-5. Adjustments to other comprehensive Income (“OCI”) and regulatory assets were recorded in the prior year in accordance with ASC 980-715-25-8, because the criteria established was determined to be met in the prior period. Factors considered include consistent recovery of the pension costs on an accrual basis historically and in the current rate case, no indication of expected changes to recovery, and the existence of a reconciliation process to track the recovery of these costs. For these reasons management determined the Gas Company meets the criteria as set forth in ASC 980-725-25-5.

Accounting for Income Taxes

The Holding Company uses the asset and liability method to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Holding Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. In addition, such deferred tax assets and liabilities will be adjusted for the effects of enacted changes in tax laws and rates. Additionally, as discussed in Note 1, we early adopted accounting guidance related to recording deferred tax assets and liabilities as long-term as of March 31, 2016 and retrospectively applied it to the year ended September 30, 2015.

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

Pension and Post-Retirement Benefits

The amounts reported in our financial statements related to pension and other post-retirement benefits are determined on an actuarial basis; therefore, certain assumptions are required to calculate those amounts. These assumptions include the discount rate, the expected return on plan assets, the rate of compensation increase and, for other post-retirement benefits, the expected annual rate of increase in per capita cost of covered medical and prescription benefits. Changes in actuarial assumptions and actuarial experience could have a material impact on the amount of pension and post-retirement benefit costs and funding requirements. However, the Gas Company expects to recover our entire net periodic pension and other post-retirement benefit costs attributed to employees in accordance with the applicable NYPSC authorization. The Gas Company's pension expense for financial reporting purposes is the amount approved by the NYPSC on April 20, 2012 in the Gas Company's last base rate case (Case 11-G-0280). That amount is $970,000 for the period beginning May 1, 2012. The Company on a monthly basis (1/12 of the annual amount) accrues the amount determined by the latest actuarial estimate of its FASB ASC 715 liability. The Gas Company then compares the FASB ASC 715 amount to the monthly pension allowance approved by the NYPSC. The difference is recorded to expense (plus or minus) in order to match the pension expense included in base delivery rates by order of the NYPSC in Case 11-G-0280. The amount (plus or minus) required to match the pension expense allowed by the NYPSC is recorded as either a regulatory asset or liability and is deferred for subsequent rate consideration. The treatment of pension and other post-retirement benefits described in this paragraph was approved by the NYPSC in the April 20, 2012 order and continues under the NYPSC’s order issued October 19, 2015, also in Case 11-G-0280.

Cautionary Statement Regarding Forward-Looking Statements

This report contains statements which, to the extent they are not recitations of historical facts, constitute "forward-looking statements" within the meaning of the Securities Litigation Reform Act of 1995 (Reform Act). The words "estimate", "project", "anticipate", "expect", "intend", "believe", "could" and similar expressions are intended to identify forward-looking statements. All such forward-looking statements are intended to be subject to the safe harbor protection provided by the Reform Act. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be achieved. As forward looking statements, these statements involve risks, uncertainties and other factors that could cause actual results to differ materially from the expected results. Accordingly, actual results may differ materially from those expressed in any forward looking statements. Factors that could cause results to differ materially from our management's expectations include, but are not limited to, those listed under Item 1A - "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended September 30, 2015, and in our Prospectus, dated April 15, 2016, forming a portion of our Registration Statement on Form S-1 (File No. 333-208943), filed with the Securities and Exchange Commission on April 25, 2016, in addition to:

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

Item 4 - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2016, the Holding Company’s management, with the participation of the Holding Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Holding Company’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon the Holding Company’s evaluation, the Holding Company’s principal executive officer and principal financial officer each concluded that the Holding Company’s disclosure controls and procedures are effective as of March 31, 2016.

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

Item 1A. Risk Factors.

Please refer to risk factors listed under Item 1A – “Risk Factors” of the Holding Company’s Form 10-K for the fiscal year ended September 30, 2015, and in our Prospectus, dated April 15, 2016, forming a portion of our Registration Statement on Form S-1 (File No. 333-208943), filed with the Securities and Exchange Commission on April 25, 2016, for disclosure relating to certain risk factors applicable to the Gas Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information.

None

Item 6. Exhibits

	3.1	The Holding Company's Certificate of Amendment of the Certificate of Incorporation,
(included as Exhibit 3.1 of Registrant's Current Report on Form 8-K, filed with the Securities and
Exchange Commission ("SEC") on February 9, 2016)
	10.1	Credit Agreement between the Gas Company and M&T Bank dated January 27, 2016 (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K filed with the SEC on
February 2, 2016 ("February 2, 2016 8-K")
	10.2	Term Note between the Gas Company and M&T Bank, dated January 27, 2016, in the principal amount of $17,400,000 (incorporated by reference to Exhibit 10.2 of the February 2, 2016 8-K)
	10.3	LIBOR Rate Rider to $17,400,000 Term Note (incorporated by reference to Exhibit 10.3 of the
February 2, 2016 8-K)
	10.4	Daily Adjusting Revolving Line Note between the Gas Company and M&T Bank, dated January 27, 2016,
(incorporated by reference to Exhibit 10.4 of the February 2, 2016 8-K)
	10.5	Multiple Disbursement Term Note from the Gas Company to M&T Bank in maximum principal amount of $4,200,000 dated January 27, 2016, (incorporated by reference to Exhibit 10.5 of the February 2,
2016 8-K)
	10.6	LIBOR Rate Rider to $4,200,000 Multiple Disbursement Term Note (incorporated by reference to
Exhibit 10.6 of the February 2, 2016 8-K)
	10.7	General Security Agreement between the Gas Company and M&T Bank, dated January 27, 2016,
(incorporated by reference to Exhibit 10.7 of the February 2, 2016 8-K)
	31.1*	Certification of the Chief Executive Officer and President pursuant to 17 CFR Section 240.13a-14
	31.2*	Certification of the Chief Financial Officer and Treasurer pursuant to 17 CFR Section 240.13a-14
	32.1**	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to
18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	101**	The following materials from the Corning Natural Gas Holding Corporation Quarterly Report on Form
10Q for the period ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language):
(i) the Consolidated Balance Sheets at March 31, 2016 and September 30, 2014,
(ii) the Consolidated Statements of Income and Comprehensive Income for the six months ended March 31, 2016 and March 31, 2015.
(iii) the Consolidated Statements of Cash Flows for the six months ended March 31, 2016 and March 31, 2015, and
(iv) related notes to the Condensed Consolidated Financial Statements

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORNING NATURAL GAS HOLDING CORPORATION

Date: May 16, 2016	By: /s/ Michael I. German
Michael I. German, Chief Executive Officer and President
(Principal Executive Officer)

Date: May 16, 2016	By: /s/ Firouzeh Sarhangi
Firouzeh Sarhangi, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)