Form 10-Q
period 2016-06-30
Corning Natural Gas Holding Corp
filed 2016-08-15
CIK 1582244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 000-00643

CORNING NATURAL GAS HOLDING CORPORATION

(Exact name of Registrant as specified in its charter)

New York	46-3235589☒
(State of incorporation)	(I.R.S. Employer Identification No.)

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

Large Accelerated Filer  ☐    Accelerated Filer  ☐   Non-accelerated Filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding as of August 15, 2016
Common Stock, $.01 par value	2,477,009

1

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

Assets	June 30, 2016 (Unaudited)	September 30, 2015

Plant:
Utility property, plant and equipment	$79,167,331	$74,297,174
Less: accumulated depreciation	(22,226,121)	(20,984,031)
Total plant utility and non-utility, net	56,941,210	53,313,143

Investments:
Marketable securities available-for-sale at fair value	2,180,948	2,153,785
Investment in joint ventures	2,494,372	2,293,252
Total Investments	4,675,320	4,447,037

Current assets:
Cash and cash equivalents	2,328,462	75,289
Customer accounts receivable, (net of allowance for
uncollectible accounts of $37,311 and $44,377, respectively)	1,594,109	1,585,845
Related party receivables	574,206	525,920
Gas stored underground, at average cost	647,269	1,182,955
Materials and supplies inventory	1,280,321	1,295,304
Prepaid expenses	1,503,322	1,203,355
Total current assets	7,927,689	5,868,668

Regulatory and other assets:
Regulatory assets:
Unrecovered gas costs	261,059	37,191
Deferred regulatory costs	2,478,778	2,751,339
Deferred pension	4,517,673	4,517,673
Unamortized debt issuance cost (net of accumulated
amortization of $737,422 and $675,326, respectively)	365,235	287,858
Other	470,476	192,869
Total deferred debits and other assets	8,093,221	7,786,930

Total assets	$77,637,440	$71,415,778

See accompanying notes to consolidated financial statements.

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

Liabilities and capitalization:	June 30, 2016 (Unaudited)	September 30, 2015

Long-term debt, less current installments	$20,572,298	$12,554,397

Current liabilities:
Current portion of long-term debt	1,087,278	2,923,133
Borrowings under lines-of-credit and short-term debt	—	9,003,599
Accounts payable	1,309,180	1,721,720
Accrued expenses	448,465	418,221
Customer deposits and accrued interest	1,216,178	1,357,452
Dividends declared	370,854	354,924
Total current liabilities	4,431,955	15,779,049

Other liabilities:
Deferred income taxes	4,854,372	3,593,714
Deferred compensation	1,455,676	1,492,488
Deferred pension costs and post-retirement benefits	6,859,684	6,857,399
Redeemable preferred stock - Series A	2,632,575	—
Other	383,126	1,410,299
Total deferred credits and other liabilities	16,185,433	13,353,900

Commitments and contingencies (Note 3 - Financing Activities
and Note 8 - Pike County Light & Power)	—	—

Temporary equity:
Redeemable preferred stock - Series B	4,944,564	—

Stockholders' equity:
Common stock (common stock $.01 par
value per share. Authorized 3,500,000 shares;
issued and outstanding 2,474,263 shares at
June 30, 2016 and 2,449,647 at September 30, 2015)	24,743	24,496
Additional paid-in capital	26,691,905	26,362,369
Retained earnings	4,710,023	3,312,638
Accumulated other comprehensive income	76,519	28,929
Total stockholders' equity	31,503,190	29,728,432

Total liabilities and capitalization	$77,637,440	$71,415,778

See accompanying notes to consolidated financial statements.

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
Unaudited
	Three Months Ended		Nine Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

Utility operating revenues	$3,864,061	$4,421,769	$16,546,048	$19,952,289
Natural gas purchased	583,541	958,163	3,622,441	6,616,534
Gross margin	3,280,520	3,463,606	12,923,607	13,335,755

Cost and expense
Operating and maintenance expense	1,956,394	2,016,269	5,565,018	5,892,006
Taxes other than income taxes	496,953	484,840	1,503,331	1,520,957
Depreciation	436,679	404,966	1,283,791	1,225,155
Other deductions, net	115,213	65,276	332,641	214,595
Total costs and expenses	3,005,239	2,971,351	8,684,781	8,852,713

Operating income	275,281	492,255	4,238,826	4,483,042

Other income and (expense)
Interest expense	(170,055)	(226,416)	(642,450)	(688,414)
Other expense	(15,793)	(19,734)	(40,903)	(56,400)
Other income	1,329	60,032	65,951	70,032
Investment income	19,687	14,872	94,678	131,893
Income (loss) from joint ventures	(30,733)	(48,404)	1,120	(57,100)
Rental income	12,138	12,138	36,414	36,414

Net income from operations, before income tax	91,854	284,743	3,753,636	3,919,467

Income tax benefit (expense), current	—	—	—	—
Income tax (expense), deferred	(30,280)	(107,000)	(1,258,374)	(1,482,723)
Total tax (expense)	(30,280)	(107,000)	(1,258,374)	(1,482,723)

Net income	61,574	177,743	2,495,262	2,436,744

Other comprehensive income (loss)
Pension adjustment, net of tax of $0, $51,721,
$0 and $155,163, respectively	—	(74,121)	—	(222,363)
Net unrealized gain (loss) on securities available for sale, net of tax of $23,216, $660, $33,208 and $17,371,
respectively	33,271	(25,873)	47,590	(58,313)
Total other comprehensive income (loss)	33,271	(99,994)	47,590	(280,676)

Total comprehensive income	$94,845	$77,749	$2,542,852	$2,156,068

Weighted average earnings per share-
basic:	$0.02	$0.07	$1.01	$1.00
diluted:	$0.02	$0.07	$1.01	$1.00

Average shares outstanding - basic	2,472,413	2,443,518	2,467,441	2,438,335
Average shares outstanding - diluted	2,472,413	2,447,721	2,467,441	2,442,085

See accompanying notes to consolidated financial statements.

CORNING NATURAL GAS CORPORATION AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$2,495,262	$2,436,744
Adjustments to reconcile net income to net cash
Provided by operating activities:
Depreciation	1,283,791	1,225,155
Amortization of debt issuance cost	61,802	67,111
Non-cash pension expenses	720,121	751,944
Regulatory asset amortization	219,731	164,282
Stock issued for services	95,393	124,037
(Gain) on sale of marketable securities	(64,100)	(97,423)
Deferred income taxes	1,258,374	1,482,723
Bad debt expense	53,719	99,888
(Gain) loss on joint ventures	(1,120)	57,100

Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(61,983)	(265,391)
Gas stored underground	535,686	1,378,181
Materials and supplies inventories	14,983	(220,837)
Prepaid expenses	(299,967)	(357,420)
Under/over recovered gas costs	(223,868)	248,360
Deferred regulatory costs	52,830	(20,784)
Other	(277,607)	157
Increase (decrease) in:
Accounts payable	(412,540)	(229,880)
Accrued expenses	30,244	(61,969)
Customer deposits and accrued interest	(141,274)	(161,281)
Deferred compensation	(36,812)	(35,609)
Deferred pension costs & post-retirement benefits	(723,287)	(747,786)
Other	(983,506)	150,261
Net cash provided by operating activities	3,595,872	5,987,563

Cash flows from investing activities:
Purchase of securities available-for-sale	(1,320,557)	(737,792)
Sale of securities available-for-sale	1,430,175	850,953
Amount paid to related parties	(48,286)	(63,276)
Investment in joint ventures	(200,000)	(1,030,000)
Capital expenditures	(4,911,858)	(4,136,358)
Net cash (used in) investing activities	(5,050,526)	(5,116,473)

Cash flows from financing activities:
(Repayments) proceeds under lines-of-credit	(4,803,599)	1,043,737
Debt issuance costs	(139,179)	(982)
Cash received from sale of common stock	122,662	27,070
Cash received from sale of Series A preferred stock,
net of issuance costs	2,571,553	—
Cash received from sale of Series B preferred stock,

net of issuance costs	4,944,564	—
Dividends paid	(970,220)	(911,968)
Proceeds under long-term debt	2,740,412	982,903
Repayment of long-term debt	(758,366)	(2,056,739)
Net cash provided by (used in) financing activities	3,707,827	(915,979)
Net increase (decrease) in cash	2,253,173	(44,889)

Cash and cash equivalents at beginning of period	75,289	108,086

Cash and cash equivalents at end of period	$2,328,462	$63,197

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$641,025	$692,423
Income taxes	$149,971	$144,626
Non-cash financing activities:
Dividends paid with shares	$111,728	$97,609
Number of shares paid with dividends	7,291	5,066

See accompanying notes to consolidated financial statements.

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders' Equity
Unaudited
					Accumulated
			Additional		Other
	Number of	Common	Paid in	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Income	Total

Balances at September 30, 2015	2,449,647	$24,496	$26,362,369	$3,312,638	$28,929	$29,728,432

Issuance of common stock	24,616	247	329,536	—	—	329,783
Dividends declared	—	—	—	(1,097,877)	—	(1,097,877)

Comprehensive income:
Change in unrealized gain on
securities available for sale,
net of income taxes	—	—	—	—	47,590	47,590
Net income	—	—	—	2,495,262	—	2,495,262
Total comprehensive income						2,542,852
Balances at June 30, 2016	2,474,263	$24,743	$26,691,905	$4,710,023	$76,519	$31,503,190

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

The consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Holding Company’s latest annual report on Form 10-K for the fiscal year ended September 30, 2015 (“Annual Report”), filed on December 23, 2015. These interim consolidated financial statements are unaudited.

Our significant accounting policies are described in the notes to the Consolidated Financial Statements in the Holding Company’s Annual Report. It is important to understand that the application of generally accepted accounting principles in the United States of America involves certain assumptions, judgments and estimates that affect reported amounts of assets, liabilities, revenues and expenses. Thus, the application of these principles can have varying results from company to company.

Because our business is highly seasonal in nature, sales for each quarter of the year vary and are not comparable. Sales vary depending on seasonal variations in temperature, although the Gas Company’s weather normalization and revenue decoupling clauses that remain in effect pursuant to the latest New York Public Service Commission (“NYPSC”) rate order issued on October 19, 2015, in Case 11-G-0280 serve to stabilize net revenue, by insulating the Gas Company, to an extent, from the effects of unusual temperature variations and conservation. Certain larger customer classes are not covered by weather normalization or revenue decoupling and weather will impact revenue from these classes.

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

In April 2015, the FASB issued new accounting guidance on the presentation of debt issuance costs. The new guidance requires that debt issuance costs related to a note be presented as a direct deduction from that note. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. The debt issuance costs will be reclassified to the liabilities on the balance sheet. The amount as of June 30, 2016 is $365,235.

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

Early Adoption of New Accounting Guidance

In November 2015, the FASB issued new accounting guidance on the classification of deferred taxes. The new guidance requires that all deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. Early application is permitted. When the guidance is effective all deferred tax assets and liabilities will be presented as noncurrent. We have chosen to apply the guidance retroactively. As a result, as of September 30, 2015, we have reclassified a deferred tax liability of $385,973 from short-term to long-term.

Note 2 - Pension and Other Post-retirement Benefit Plans

Components of Net Periodic Benefit Cost:

Pension Benefits	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Service Cost	$89,391	$85,760	$268,174	$257,279
Interest Cost	244,467	229,789	733,401	689,367
Expected return on plan assets	(257,190)	(256,891)	(771,569)	(770,674)
Amortization of prior service cost	1,794	2,352	5,381	7,055
Amortization of net (gain) loss	168,066	123,490	504,199	370,469

Net period benefit cost	$246,528	$184,500	$739,586	$553,496

Other Benefits	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Service Cost	$4,831	$5,245	$14,494	$15,734
Interest Cost	12,606	12,168	37,817	36,505
Expected return on plan assets	—	—	—	—
Amortization of prior service cost	887	887	2,660	2,660
Amortization of net (gain) loss	—	(1,975)	—	(5,926)
Net period benefit cost	$18,324	$16,325	$54,971	$48,973

For ratemaking and financial statement purposes, pension expense represents the amount approved by the NYPSC in the Gas Company’s most recently approved rate case. Pension expense (benefit) for ratemaking and financial statement purposes was approximately $727,000 for the nine months ended June 30, 2016 and 2015. The difference between the pension expense (benefit) for ratemaking and financial statement purposes, and the amount computed above has been deferred as regulatory assets and is not included in the prepaid pension cost noted above.

The NYPSC has allowed the Gas Company to recover incremental costs associated with other post-retirement benefits through rates on a current basis. Other post-retirement benefit expense (benefit) for ratemaking and financial statement purposes was approximately $55,396 for the nine months ended June 30, 2016 and 2015. The difference between the other post-retirement benefit expense (benefit) for ratemaking and financial statement purposes, and the amount computed above has been deferred as regulatory assets and is not included in the prepaid cost noted above.

Contributions

The Gas Company expects to contribute approximately $1.0 million to its Pension Plan and $73,295 to its other Post Retirement Benefit Plan in fiscal year 2016. A total of $723,287 has been paid to the Pension Plan for the first nine months of this fiscal year.

Note 3 – Financing Activities

On January 27, 2016, we entered into an agreement with Manufacturers and Traders Trust Company (“M&T”) in the amount of $17.4 million to consolidate all previous term debt into one loan. As collateral, the Gas Company granted M&T a security interest in all utility property, including plant and equipment, contract rights, easements and rights of way of the Gas Company. The agreement includes the following covenants to be measured quarterly: (i) maintain a ratio of total funded debt to EBITDA (earnings before interest, income taxes, depreciation and amortizations) of not greater than 3.75 to 1.0 and (ii) maintain cash flow coverage of not less than 1.1 to 1.0 based on the Company’s trailing twelve month operating performance and fiscal operating statements. The interest rate is a variable rate determined by the Gas Company’s funded debt to EBITDA ratio calculated ninety days after the end of each quarter added to the daily LIBOR rate. Until the first rate adjustment on March 31, 2016, the rate was 2.4375%. On April 1, 2016 the rate continued at 2.4375% and was 2.50% at June 30, 2016. This note will be due as interest only for the first year. In February 2017, the first of fifty-nine equal monthly principal payments of $207,143 along with the variable accrued interest will be due. In the sixtieth month there will be a final payment due equal to all outstanding principal and interest. Only the difference between the amount of the note and the long term debt refinanced by the note has been recognized as a cash item on the Consolidated Statements of Cash Flow.

Also on January 27, 2016, the Gas Company entered into an agreement with M&T in the amount of $4.2 million for a multiple disbursement note to refinance seventy percent of the NYPSC mandated 2015 construction projects with no additional collateral pledged. All amounts have been borrowed as of March 31, 2016. A NYPSC capital expenditure tracker report was required to receive any advances on this note. Interest will be a variable rate determined by the Gas Company’s funded debt to EBITDA ratio calculated ninety days after the end of each quarter added to the daily LIBOR rate. Until the first rate adjustment on March 31, 2016, the rate was 2.4375%. This rate continued at April 1, 2016 andwill be subject to adjustment every three months. Interest only will be due for the first twelve months then will convert to a term loan payable in forty-seven equal payments based on a seven year amortization schedule with a final payment of all outstanding principal and interest due. Since this note replaced a $4.2 million short term note, it has not been recognized as a financing activity on the Consolidated Statements of Cash Flow.

On January 27, 2016, we entered into an agreement with M&T for a revolving line of credit of $8.0 million at a variable rate with the same interest calculation as the other two M&T notes entered into on the same date, as described above, with no additional collateral or covenants beyond those included in the term note. This agreement will expire on April 1, 2017. The amount outstanding under this line at June 30, 2016 was repaid by proceeds from the rights offering (see Note 9 – Rights Offering for additional information) and had an interest rate of 2.50%. We rely heavily on our credit line to finance our receivables and the purchase of gas that we place in storage.

We are in compliance with our covenant calculations as of June 30, 2016.

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

The Holding Company has determined the fair value of certain assets through application of FASB ASC 820 “Fair Value Measurements and Disclosures”.

Fair value of assets and liabilities measured on a recurring basis at June 30, 2016 and September 30, 2015 are as follows:

Fair Value Measurements at Reporting Date Using:

	Fair Value	Quoted Prices In Active Markets for Identical Assets/Liabilities (Level 1)	Level 2	Level 3
June 30, 2016
Available-for-sale securities	$2,180,948	$2,180,948	0	0

September 30, 2015
Available-for-sale securities	$2,153,785	$2,153,785	0	0

A summary of the marketable securities at June 30, 2016 and September 30, 2015 is as follows:

	Cost Basis	Unrealized Gain	Unrealized Loss	Market Value
June 30, 2016
Cash and equivalents	$22,316	—	—	$22,316
Metlife stock value	51,185	—	—	51,185
Government and agency bonds	401,457	4,327	—	405,784
Corporate bonds	283,655	—	1,370	282,285
Equity securities	1,292,421	126,957	—	1,419,378
Total securities	$2,051,034	$131,284	$1,370	$2,180,948

September 30, 2015
Cash and equivalents	$41,500	—	—	$41,500
Metlife stock value	51,185	—	—	51,185
Government and agency bonds	301,673	1,763	—	303,436
Corporate bonds	337,757	—	3,973	333,784
Mutual funds	79,515	—	8,555	70,960
Equity securities	1,293,039	59,881	—	1,352,920
Total securities	$2,104,669	$61,644	$12,528	$2,153,785

Realized gains included in earnings for the periods reported in investment income are as follows:

Investment Income
	Three months ended June 30,		Nine months ended June 30,
	2016	2015	2016	2015
Total realized gains included in earnings	$11,477	$4,525	$64,100	$97,423

Financial assets and liabilities valued using level 1 inputs are based on unadjusted quoted market prices as of the close of business on the days noted within active markets.

Note 5 – Common Stock and Dividends

For the fiscal year to date there were 24,616 shares issued for $122,662 of cash, $95,393 of services and $111,728 of reinvested dividends under our dividend reinvestment program (“DRIP”). Included in the 24,616 shares were 7,875 shares issued to directors, 450 shares sold to Leatherstocking Gas, which used the shares to compensate its independent director, Carl T. Hayden, 7,291 shares issued to various investors under the DRIP and 9,000 options exercised.

Dividends are accrued when declared by the board of directors. At its regular meeting on January 20, 2015, the board of directors approved an increase in the quarterly dividend to $.145 a share. There was a dividend paid on October 15, 2015 to shareholders of record on September 30, 2015 and on January 15, 2016 to shareholders of record on December 31, 2015. At its regular meeting on February 3, 2016, the board of directors approved an increase in the quarterly dividend to $.15 a share. This dividend was paid to shareholders of record on March 31, 2016 on April 15, 2016. For the quarter ended June 30, 2016, $370,894 was accrued for dividends paid on July 15, 2016 to shareholders of record on June 30, 2016.

As of November 12, 2013, the Holding Company registered 129,004 shares of common stock with a par value of $.01 per share for the DRIP. During the nine months ended June 30, 2016, 7,291 shares have been issued under this program.

Note 6 – Leatherstocking Companies

The Holding Company has an interest in Leatherstocking Gas and Leatherstocking Pipeline, each of which is a joint venture with Mirabito Regulated Industries, LLC, accounted for by the equity method. Leatherstocking Gas is currently moving forward on expansions to several areas in the northeast. The Holding Company and Mirabito Regulated Industries, LLC each own 50% of the joint venture and each appoints three managers to operate Leatherstocking Gas. The seventh manager is a neutral manager agreed to by the Holding Company and Mirabito Regulated Industries, LLC who is not an officer, director, or employee of either company, currently Carl T. Hayden. The current managers are Joseph P. Mirabito, John J. Mirabito and William Mirabito from Mirabito Regulated Industries, LLC; Matthew J. Cook, Michael I. German and Russell S. Miller from the Holding Company; and Carl T. Hayden as the neutral manager. Michael I. German is the Chief Executive Officer and President of the Holding Company and is also a stockholder and current board member of the Holding Company. Joseph P. Mirabito and William Mirabito are stockholders and current board members of the Holding Company. Leatherstocking Gas has received franchises from the Village and Town of Sidney, Village and Town of Bainbridge, Village and Town of Windsor, Village and Town of Unadilla, and Village and Town of Delhi in New York. Leatherstocking Gas’ petitions for authority to exercise its franchises in the Town and Village of Winsor are currently pending before the NYPSC. In addition, Leatherstocking Gas has acquired sixteen franchises in Susquehanna and Bradford Counties, Pennsylvania. Leatherstocking Gas has met with potential customers and public officials, as well as attended public hearings, and believes there is interest in acquiring gas service. On July 25, 2013, Leatherstocking Gas signed a loan agreement with Five Star Bank for $1.5 million to finance construction in Bridgewater, Pennsylvania. This agreement increased to $1.8 million before converting to a long-term note. Construction in the Township of Bridgewater began in July 2013 and Leatherstocking Gas began serving customers in October 2013. Construction of the Borough of Montrose system started in the spring of 2014 and construction started in the Township of Dimock in November 2014. Leatherstocking Gas currently serves approximately 290 customers in these boroughs and townships as of June 30, 2016. On August 28, 2014, Leatherstocking Gas, as borrower, and Leatherstocking Pipeline as guarantor, entered into a loan agreement with Five Star Bank for up to $4 million over two years to finance the work and services required for the infrastructure costs and ongoing costs of underground piping construction projects in Montrose, Bridgewater and Dimock, Pennsylvania. This agreement required equity investments from the Holding Company and Mirabito Regulated Industries for a total of 66% of all amounts borrowed. During fiscal year 2014, $1,500,000 was borrowed and both the Holding Company and Mirabito Regulated Industries invested $500,000. During fiscal year 2015, $2,500,000 was borrowed and both the Holding Company and Mirabito Regulated Industries invested $850,000. As of September 30, 2015, Leatherstocking Gas had drawn the $4 million available over the two year period on this loan. Both of these agreements have a loan covenant related to debt service coverage being at least 1.15 to 1 at September 30, 2015. Leatherstocking Gas was in violation of this covenant and received a waiver from Five Star Bank as of September 30, 2015 that extends to September 30, 2016.

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

On July 11, 2016, Leatherstocking Gas and Five Star Bank entered into an agreement which allows Leatherstocking Gas to borrow up to $1.25 million as a line-of-credit note with interest only payments to finance the continued and additional infrastructure cost of the construction project in Northern Pennsylvania. The first draw on this loan was approximately $440,000 and required an investment of approximately $150,000 each from the Holding Company and Mirabito Regulated Industries. Leatherstocking Pipeline is a guarantor of this loan.

The interests in Leatherstocking Pipeline, which was formed with the same structure and managers as Leatherstocking Gas, are also held by the Holding Company. Leatherstocking Pipeline is an unregulated company whose purpose is to serve one customer in Lawton, Pennsylvania. In the spring and summer of 2012, Leatherstocking Pipeline built and placed in service facilities to serve that customer.

The investment and equity in both Leatherstocking companies (collectively, the “Joint Ventures”) has been recognized in the consolidated financial statements. The Holding Company has accounted for its equity investment using the equity method of accounting based on the guidelines established in FASB ASC 323. In applying the guidance of FASB ASC 323, the Holding Company recognized the investment in the Joint Ventures as an asset at cost. The investment will fluctuate in future periods based on the Holding Company’s allocable share of earnings or losses from the Joint Ventures which is recognized through earnings.

The following table represents the Holding Company’s investment activity in the Joint Ventures for the nine months ended June 30, 2016 and June 30, 2015:

	2016	2015
Beginning balance in investment in joint ventures	$2,293,252	$1,280,757
Investment in joint ventures during nine months ended June 30	200,000	1,030,000
Income (loss) in joint ventures during nine months ended June 30	1,120	(57,100)
Ending balance in joint ventures	$2,494,372	$2,253,657

As of and for the nine months ended June 30, 2016, the Joint Ventures had combined assets of $12.4 million, combined liabilities of $7.4 million and combined net income of approximately $2,000. As of and for the nine months ended June 30, 2015, the Joint Ventures had combined assets of $11.0 million, combined liabilities of $6.5 million and combined net losses of approximately $114,000.

Note 7 – Effective Tax Rate

Income tax expense for the nine months ended June 30 is as follows:

	2016	2015
Current	$—	$—
Deferred	1,258,374	1,482,723
Total	$1,258,374	$1,482,723

Actual income tax expense differs from the expected tax expense (computed by applying the federal corporate tax rate of 34% before income tax expense) as follows:

	2016	2015
Expected federal tax expense	$1,276,236	$1,332,619
State tax expense (net of federal)	257,124	267,054
Regulatory deferred tax adjustment	(141,567)	—
Other, net	(133,419)	(116,950)
Actual tax expense	$1,258,374	$1,482,723

Regulatory deferred tax adjustment represents the deferred tax on the leak survey and repair costs petition that the Gas Company filed in April, 2016 with the New York Public Service Commission. In that petition the Gas Company is requesting recovery of the $349,547 and the associated income tax effects.

Note 8 – Pike County Light & Power

On October 13, 2015, the Holding Company entered into a Stock Purchase Agreement with Orange and Rockland Utilities, Inc. (“Orange and Rockland”) for the purchase of all of the outstanding capital stock of Pike County Light & Power Company (“Pike County Light & Power”), a Pennsylvania corporation operating as a regulated electric and gas utility serving approximately 5,800 customers in Pike County, Pennsylvania. The purchase price for the stock of Pike County Light & Power is $13.1 million, with a closing date working capital adjustment which will require the Holding Company to pay no more than $3 million for working capital, and assume $3.2 million in Pike County Light & Power’s outstanding bonds. In addition, Orange and Rockland has agreed to provide transition assistance pursuant to a Transition Services Agreement, and to continue to supply electric power and gas to Pike County Light and Power pursuant to Electric and Gas Supply Agreements. The Gas and Electric Supply Agreements are each for a term of 36 months, with up to three 12-month renewal terms. Consummation of the acquisition is subject to various conditions including, among others, regulatory filings and approvals. The Stock Purchase Agreement may be terminated by mutual consent of Orange and Rockland and the Holding Company, if a condition to closing becomes incapable of fulfillment,and by either party if closing has not occurred within eighteen months after the date of the Agreement (on or before April 13, 2017).

The Holding Company will need additional equity and debt financing to consummate this acquisition. The Holding Company has a commitment letter from M&T to provide, subject to certain conditions, debt financing of up to $12.0 million in a term loan and $2.0 million in a line of credit for a portion of the acquisition costs. The Holding Company filed an S-1 with the Securities and Exchange Commission (“SEC”) to issue up to approximately $11.0 million in preferred stock to finance the transaction. The SEC approved the S-1 to issue 2,468,961 subscription rights for the purchase of up to 140,000 shares of 6% Series A Cumulative Preferred Stock and up to 360,000 shares of 4.8% Series B Convertible Preferred Stock with a effective date of April 15, 2016 for shareholders of record as of April 14, 2015. These subscription rights expired on June 20, 2016. See Note 9 – Rights Offering for additional information.

Note 9 – Rights Offering

The Holding Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission with respect to a subscription rights offering to its stockholders to issue up to approximately $11.0 million in preferred stock. The subscription rights were distributed on a one-for-one basis to stockholders of record as of April 14, 2016 and expired on June 20, 2016. The Form S-1 covered 2,468,961 subscription rights for the purchase of up to 140,000 shares of 6% Series A Cumulative Preferred Stock and up to 360,000 shares of 4.8% Series B Convertible Preferred Stock. Each subscription right entitled the holder to purchase either: (i) one-eighth share of the 6% Series A Cumulative Preferred Stock, par value $0.01 per share, for $25.00 per share, or (ii) one-sixth share of the 4.8% Series B Convertible Preferred Stock, par value $0.01 per share, for $20.75 per share, which is convertible in accordance with its terms into one share of common stock, subject to adjustment. Of the 140,000 shares of Series A Cumulative Preferred Stock available, 105,303 shares were subscribed and of the 360,000 shares of Series B Convertible Preferred Stock available, 244,263 shares were subscribed. Each shareholder exercising over-subscription rights was able to purchase all of the additional shares of Preferred Stock for which the shareholder subscribed. On June 27, 206 the Holding Company received approximately $7.7 million less issuance costs of approximately $185,000 for net proceeds of $7.5 million. These proceeds were loaned to the Gas Company from the Holding Company with $5.2 million applied to the M & T line of credit.

Series A Cumulative Preferred Stock accrues cumulative dividends at a rate of 6.0% of the liquidation preference per share ($25.00) and are expected to be paid on or about the 14th day of April, July, October and January of each year starting October 14, 2016. The dates of record for the dividends, if any, will be March 31, June 30, September 30 and December 31, immediately preceding the relevant dividend payment date. On September 30, 2023, outstanding shares of Series A Cumulative Preferred Stock will mature and be redeemed solely in cash at a redemption price equal to the liquidation preference per share plus an amount equal to all accrued but unpaid dividends subject to our having funds legally available for redemption under New York law. In the event of a fundamental change as defined on the Certificate of Amendment to the Certificate of Incorporation, holders of Series A Cumulative Preferred Stock have the right to redeem their shares at a redemption price equal to the liquidation preference per share plus an amount equal to all accrued but unpaid dividends prior to the effective date of the fundamental change subject to our having funds legally available for such redemption under New York law. A fundamental change is generally defined as a change of control of the Holding Company. The holders of Series A Cumulative Preferred Stock will have no voting rights except as specifically required by New York laws or by the Charter, as amended by the Certificate of Amendment which allows voting rights under specific circumstances. If dividends on shares of Series A Cumulative Preferred Stock have not been declared and paid for eight or more consecutive dividend periods, the holders of Series A Cumulative Preferred Stock and Series B Convertible Preferred Stock, voting together as a single class with holders of all other preferred stock of equal rank having similar voting rights, will be entitled at our next special or annual meeting of shareholders to vote for the election of a total of one additional member of our Board of Directors, subject to certain limitations.

The Series A Cumulative Preferred Stock will rank, with respect to priority of dividend payments and rights upon liquidation, dissolution or winding up, senior to all classes or series of our common stock, and to any other class or series of our capital stock issued in the future, unless the terms of that capital stock expressly provide that it ranks senior to, or on parity with, the Series B Convertible Preferred Stock; on parity with any class or series of our capital stock, the terms of which expressly provide that it will rank on parity with the Series A Cumulative Preferred Stock, including the Series B Convertible Preferred Stock; and junior to any other class or series of our capital stock, the terms of which expressly provide that it will rank senior to the Series A Cumulative Preferred Stock, none of which exists on the date hereto, and the issue of which would be subject to the approval of a majority of the outstanding shares of Series A Cumulative Preferred Stock and all other preferred stock of equal rank having similar rights voting as a single class; and subject to funds legally available and payment of or provision for our debts and other liabilities.

In accordance with ASC 480, because of the mandatory redemption feature this is treated as liability. The issuance costs of approximately $61,000 are treated as debt issuance costs and will be amortized over the life of the instrument. Future dividends will be recorded as interest expense. Dividends will begin to accrue July 1, 2016.

Series B Convertible Preferred Stock accrues cumulative dividends at a rate of 4.8% of the liquidation preference per share ($20.75) and are expected to be paid on or about the 14th day of April, July, October and January of each year commencing October 14, 2016. The dates of record for the dividends, if any, will be March 31, June 30, September 30 and December 31, immediately preceding the relevant dividend payment date. At any time and from time to time after issuance, the shares of Series B Convertible Preferred Stock are convertible, in whole or in part, at the option of the holder into shares of common stock at the rate of one (1) share of our common stock for each one (1) share of Series B Convertible Preferred Stock, subject to adjustment for standard anti-dilution adjustments such as stock dividends or stock distributions; subdivisions or combinations of our common stock; and certain tender or exchange offers by us or one of our subsidiaries for our common stock, in each case subject to certain exceptions. In the event a holder of shares of the Series B Convertible Preferred Stock elects to convert any shares of Series B Convertible Preferred Stock that would result in such shareholder owning more than 10% of the capital stock of the Gas Company under the provisions of Section 70 of the New York Public Service Law, that holder would be unable to exercise the conversion right without prior consent of the NYPSC. The Holding Company will not pay any cash to a holder in respect of such conversion or otherwise settle any such conversion in cash, other than the right of the holder to receive payment in lieu of any fraction of a share in exchange therefor. The NYPSC approved the exercise of conversion rights on any Series B Convertible Preferred Stock by our three existing shareholders of 10% or more of our common stock.

On September 30, 2026, outstanding shares of Series B Cumulative Preferred Stock will mature and be redeemed solely in cash at a redemption price equal to the liquidation preference per share plus an amount equal to all accrued but unpaid dividends subject to our having funds legally available under New York law. In the event of a fundamental change as defined on the Certificate of Amendment to the Certificate of Incorporation, holders of Series B Convertible Preferred Stock have the right to redeem their shares at a redemption price equal to the liquidation preference per share plus an amount equal to all accrued but unpaid dividends prior to the effective date of the fundamental change subject to our having funds legally available for such redemption under New York law. A fundamental change is generally defined as a change of control of the Holding Company.

The holders of Series B Convertible Preferred Stock will have no voting rights except as specifically required by New York laws or by the Holding Company’s Charter, as amended by the Certificate of Amendment which allows voting rights under specific circumstances as described in the Certificate of Amendment. If dividends on shares of Series B Convertible Preferred Stock have not been declared and paid for eight or more consecutive dividend periods, the holders of Series B Convertible Preferred Stock and the Series A Cumulative Preferred Stock, voting together as a single class with holders of all other preferred stock of equal rank having similar voting rights, will be entitled at our next special or annual meeting of shareholders to vote for the election of a total of one additional member of our Board of Directors, subject to certain limitations.

The Series B Convertible Preferred Stock will rank, with respect to priority of dividend payments and rights upon liquidation, dissolution or winding up senior to all classes or series of our common stock, and to any other class or series of our capital stock issued in the future, unless the terms of that capital stock expressly provide that it ranks senior to, or on parity with, the Series A Cumulative Preferred Stock; on parity with any class or series of our capital stock, the terms of which expressly provide that it will rank on parity with the Series B Convertible Preferred Stock, including the Series A Cumulative Preferred Stock; and junior to any other class or series of our capital stock, the terms of which expressly provide that it will rank senior to the Series B Convertible Preferred Stock, none of which exists on the date of this report, and the issue of which would be subject to the approval of a majority of the outstanding shares of Series B Convertible Preferred Stock and all other stock of equal rank having similar rights voting as a single class; and subject to funds legally available and payment of or provision for our debts and other liabilities.

In accordance with ASC 480, Series B Cumulative Preferred Stock is not considered mandatorily redeemable as a result of the conversion feature presenting a contingency related to the redemption dates. Accordingly, this is not considered a liability. However, as a result of the decision related to conversion and not reaching redemption resting with the holder, this instrument has been classified as temporary equity in accordance with ASC 480. Upon conversion, the instrument would be reclassified as permanent equity. Dividends will be recorded each period in the consolidated statement of changes in stockholders’ equity and will begin to accrue July 1, 2016. The Company determined that bifurcation of the embedded conversion option feature was not required. The issuance costs of approximately $120,000 reduce the initial proceeds and will be accreted until redemption or conversion.

Note 10 – Rate Case

On June 17, 2016, the Gas Company filed with the NYPSC a three-year plan to implement a levelized increase in revenues from gas delivery service of $3,463,287 in each year over the period June 1, 2017 through May 31, 2020, resulting in total bill impacts on customers in each year of 10.4 percent. The filing also indicated the Gas Company’s openness to developing a staged increase or, alternatively, a surcharge mechanism intended to permit recovery from customers of certain limited costs over the subsequent two year-year period ending May 31, 2022. The filing with the NYPSC reflects a return on equity of 10.2 percent and pro-forma equity ratios of 50.03 percent, 50.82 percent and 49.96 percent for the 12-month periods ending May 31, 2018, 2019 and 2020, respectively. In view of the Gas Company’s relatively small size and to enhance access to capital markets, the filing proposes the use of an equity ratio of 50 percent. In addition, the total revenue requirement to be recovered in levelized base rates includes $2,643,980 of costs, including property tax and other deferrals plus plant subject to the Safety and Reliability Charge that are currently being paid by customers through the Delivery Rate Adjustment and the Safety and Reliability Charge. The transfer of those costs therefore contributes to the proposed increase in base rates. The Gas Company has proposed in the rate filing that the NYPSC permit it to earn an incentive on the allowed return on equity if it exceeds certain targets set by the NYPSC up to a maximum of 60 basis points (0.60 percent). Pursuant to the rate filing, many other aspects of the Gas Company’s current rate plan would remain in effect with little or no changes. On April 13, 2016, the Gas Company filed a petition in Case 16-G-0204 with the NYPSC, to defer leak repair and survey costs over and above the amounts permitted to be recovered in rates for 2015. In this petition we requested that the incremental cost of $349,547 together with the associated income tax effect, be deferred and recovered in a manner to be established in future rate proceedings. The company has recognized this deferral in the quarter ended March 31, 2016. It is anticipated that the length of time these costs will be amortized will be decided as part of this case.

The NYPSC has commenced a proceeding, designated Case 16-G-0369, to consider the Gas Company’s rate filing. By statute, the NYPSC may take up to approximately 11 months to make its decision on the filing. Accordingly, the Gas Company does not anticipate that a decision on new rates will be issued prior to mid-May 2017. The NYSPSC may adopt rates for a multi-year period, as proposed in the filing, or it may adopt rates for a shorter period, such as a single year.

Note 11 – Subsequent Events

On July 11, 2016, Leatherstocking Gas and Five Star Bank entered into an agreement which allows Leatherstocking Gas to borrow up to $1.25 million as a line-of-credit note with interest only payments to finance the continued and additional infrastructure cost of the construction project in Northern Pennsylvania. The first draw on this loan was approximately $440,000 and required an investment of approximately $150,000 each from the Holding Company and Mirabito Regulated Industries. Leatherstocking Pipeline is a guarantor of this loan.

On July 19, 2016, Leatherstocking Gas paid the Holding Company $220,000 towards its related party receivables due. The remaining balance is expected to be repaid prior to September 30, 2016.

On August 1, 2016, the NYPSC issued an order in Case 16-G-0200. The NYPSC approved the exercise of conversion rights on a Series B Convertible Preferred Stock by our three holders of 10% or more of our common stock, but declined to make a declarative ruling the Public Service Law Section 70(4) was inapplicable. The three holders, our President Michael German, funds controlled or with investments managed by Mario Gabelli, and the Article 6 Marital Trust under the First Amended and Restated Jerry Zucker Revocable Trust, reported on filings with the U.S. Securities and Exchange Commission that they acquired 57,936, 73,398 and 0 shares of our Series B Convertible Preferred Stock, respectively. There can be no assurance that any of such shares will actually be converted into our common stock.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Corning Natural Gas Holding Corporation (“Holding Company”) was incorporated in New York in July 2013 to serve as a holding company for Corning Natural Gas Corporation (the “Gas Company” or “Corning Gas”) and its dormant subsidiary Corning Natural Gas Appliance Corporation (“Appliance Company”). The Holding Company has 50% ownership interests in our joint ventures Leatherstocking Gas Company, LLC (“Leatherstocking Gas”) its subsidiary, Leatherstocking Gas Development Corporation and Leatherstocking Pipeline Company, LLC (“Leatherstocking Pipeline”).

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

The market for natural gas in our traditional service territory is relatively saturated with limited growth potential. However, growth opportunities do exist in extending our mains to areas adjacent or reasonably close to areas we currently serve. In addition, the Gas Company continues to see expansion opportunities in the commercial and industrial markets. Some of our largest customers added additional facilities in our service area that is increasing our revenue and margins. We believe that one of our most promising growth opportunities for both revenues and margins is increasing connection with local gas production sources. We completed a new pipeline to Marcellus Shale gas in Pennsylvania in 2009 and that pipeline is significantly increasing throughput and margins on our system. In 2010, we upgraded portions of Line 4 which runs from Caton to the Bradley Station in Elmira and New York State Electric & Gas Corp (“NYSEG”), Line 7 which runs from Caton to the Compressor Station and Line 13, which runs from Stateline Station at the New York/Pennsylvania border to Line 4, to increase our capacity to transport local production gas. We have completed a compressor station that is working in conjunction with our pipeline upgrades to transport gas on our system and into the interstate pipeline system. In addition, the Holding Company has interests in two joint ventures, Leatherstocking Gas and Leatherstocking Pipeline (the “Joint Ventures”), to transport and provide gas to areas of the northeast currently without gas service. Through Leatherstocking Gas, we are continuing to pursue opportunities to provide natural gas to unserved areas of New York and Pennsylvania.

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

In fiscal year 2016 to date, we have spent approximately $4.0 million on reliability projects and safety-related infrastructure improvements. For the first nine months of fiscal 2016 we repaired 251 leaks, replaced 613 bare steel services and replaced 74,490 feet of bare steel main. We have constructed approximately 5 miles of new pipe to interconnect Line 15 with Arlington Storage in the Town of Bath. Line 15 is a high pressure distribution main that provides gas supply to the Villages of Bath and Hammondsport and the Towns of Urbana and Bath, New York.

We believe our key performance indicators are net income, stockholders’ equity and the safety of our system. Net income decreased by $116,169 for the three months ended June 30, 2016 mainly due to lower volumes due to warmer weather offset by a rate increase and lower operating and maintenance costs. Net income increased $58,518 for the nine months ended June 30, 2016 compared to the same period in fiscal 2015 mainly due to the recognition of the deferral of $349,547, less $201,258 of costs incurred in the first quarter of fiscal 2016 for the increased costs due to our leak repair program in the 2015 calendar year partly offset by lower volumes due to the warmer weather. Because the Holding Company’s principal operations are conducted through Corning Gas, a regulated utility company, stockholders’ equity is an important performance indicator. The NYPSC allows Corning Gas to earn a just and reasonable return on stockholders’ equity as determined under applicable regulations. We believe this does not have a significant effect on our liquidity because even with our rate of return limited, we have sufficient cash collected from our earnings to support operations. Stockholders’ equity is, therefore, a precursor of future earnings potential. For the nine months ended June 30, 2016, stockholders’ equity increased from $29,728,432 to $31,503,190. We plan to continue our focus on building stockholders’ equity. Safety and efficiency indicators include leak repair, main and service replacements and customer service metrics.

Key Performance Indicators:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Net income	$61,574	$177,743	$2,495,262	$2,436,744
Stockholders' equity	$31,503,190	$27,956,974	$31,503,190	$27,956,974
Stockholders' equity per weighted average share	$12.74	$11.44	$12.77	$11.47

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

Utility operating revenues decreased approximately $557,708 in the three months and approximately $3.4 million in the nine months ended June 30, 2016 compared to the same periods last year mainly due to lower gas costs (a pass through expense) and a decrease in volumes sold of 166,007 thousand cubic feet (“mcf”) for the quarter and 1,196,142 mcf for the year-to-date compared to the same period last year, due to warmer weather in the current fiscal year. This represents a drop in volumes sold of approximately 10% for the quarter and 16% for the year-to-date compared to the same periods last year. This volume decrease does not have the same 10% and 16% decrease on margin because cost of gas is a pass through item and revenue per mcf decreases as the volumes sold increases. Also, the Company has a weather normalization clause and a revenue decoupling mechanism to insulate the Company’s margin from reduced customer usage but only for certain customer classes. The increase in Monthly RDM amortizations of $223,809 for the current quarter and $237,044 for the nine months ended September 30, 2016 compared to the same periods last year, is due mainly to an update of the monthly proration distribution of the RDM targets in this quarter of fiscal 2016.

The following table summarizes our utility operating revenue:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Retail revenue:
Residential	$2,027,238	$2,594,559	$9,417,718	$11,710,437
Commercial	282,482	377,901	1,436,448	1,805,813
Transportation	826,194	923,298	3,303,236	3,573,467
Total retail revenue	3,135,914	3,895,758	14,157,402	17,089,717

Wholesale	307,477	320,525	1,421,535	1,925,982
Local production	121,720	237,155	394,121	668,789
Other utility revenues	298,950	(31,669)	572,990	267,801

The following tables further summarize other utility revenues on the operating revenue table:

Three months ended June 30,			Nine months ended June 30,
	2016	2015	2016	2015
Other utility revenues:
Customer discounts forfeited	$22,100	$35,280	$59,371	$91,797
Reconnect fees	888	931	2,620	4,049
Other gas revenues (see below)	274,576	(69,543)	506,658	166,846
Surcharges	1,386	1,663	4,341	5,109
Total other utility revenues	$298,950	($31,669)	$572,990	$267,801

	2016	2015	2016	2015
Other gas revenues:
Delivery rate adjustment carrying costs	$881	$1,148	$2,993	$4,249
Monthly RDM amortizations	163,134	(60,675)	(11,891)	(248,935)
Local production revenues	36,895	30,853	103,516	83,454
Capacity release revenues	-	-	-	46,674
Annual RDM reconciliation	(10,175)	(15,216)	105,159	88,851
Annual MFC reconciliation	(12,463)	(103,728)	(12,463)	(103,728)
Contract customer reconciliation	96,304	78,075	319,344	296,281

Gas purchases are our largest expense. Purchased gas expense decreased approximately $374,622 for the three months and approximately $3.0 million for the nine months ended June 30, 2016, compared to the same periods last year due primarily to lower gas prices on lower volumes purchased for the period. Absolute margin was negatively impacted by much warmer than normal weather for both the quarter and the fiscal year-to-date.

Margin (the excess of utility operating revenues over the cost of natural gas purchased) percentage increased 6.57% for the three months and 11.27% for the nine months ended June 30, 2016 compared to the same periods last year primarily because of a rate increase approved by the NYPSC in October 2015 and lower gas prices.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Utility operating revenues	$3,864,061	$4,421,769	$16,546,048	$19,952,289
Natural gas purchased	583,541	958,163	3,622,441	6,616,534
Margin	$3,280,520	$3,463,606	12,923,607	$13,335,755
Margin %	84.90%	78.33%	78.11%	66.84%

Operating and Interest Expenses

Operating and maintenance expense decreased $59,875 in the third quarter of fiscal 2016 compared to the same period of fiscal 2015 mainly due to a decrease of $29,278 in leak survey costs and a decrease of $20,502 in bad debt expense. Operating and maintenance expenses decreased $326,988 for the nine months ended June 30, 2016 compared to the same period last year mainly because of recognition of $349,547 in deferral of increased costs due to our leak repair project in March of this fiscal year entered in the second quarter of fiscal 2016 as an offset to maintenance expense. The $349,547 of increased costs were all incurred in calendar year 2015 with $201,258 of costs incurred in the first quarter of fiscal 2016 that offset the deferral. We have filed a petition with the NYPSC in Case 16-G-0204 to defer, for later recovery, our incremental costs above those allowed in rates, for the extensive leak repair program we implemented in calendar 2015. We also had decreased bad debt expense of $46,169, decreased insurance costs of $74,104 and decreased pension administration costs of $48,015 for the nine months ended June 30, 2016 compared to the same period in 2015. Depreciation expense increased $31,713 for the quarter and $58,636 for the nine months ended June 30, 2016 because of additional plant and accelerated recovery on certain projects allowed by the NYPSC. Other deductions, net, increased $49,937 in this quarter compared to the same quarter in fiscal 2015 and $118,046 for the nine months ended June 30, 2016 compared to last year due mainly to amortizations for property tax resolution with the NYPSC. Interest expense showed a decrease of $56,361 for the quarter and $45,964 for the nine months ended June 30, 2016 compared to the same periods last year due to debt refinancing.

Net Income

Net income decreased by $116,169 for the three months ended June 30, 2016 mainly due to lower volumes due to warmer weather offset by the rate increase and lower operating and maintenance costs. Net income increased $58,518 for the nine months ended June 30, 2016 compared to the same periods in fiscal 2015 mainly due to the recognition of the deferral of $349,547, less $201,258 of costs incurred in the first quarter of fiscal 2016 for the increased costs due to our leak repair program in the 2015 calendar year partly offset by lower volumes due to the warmer weather.

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

As of June 30, 2016, the Holding Company had 2,474,263 shares of common stock outstanding. Its board of directors declared a dividend of $.15 per share payable to shareholders of record on June 30, 2016, for which $370,854 was accrued on June 30, 2016, for dividends paid on July 15, 2016. To provide additional liquidity required for the purchase of Pike County Power & Light Company and other liquidity requirements, on December 16, 2015, the Board of Directors of the Holding Company declared a dividend of one subscription right for each share of common stock outstanding as of the record date of April 14, 2016, which was distributed to shareholders on or about April 28, 2016. Each non-transferable subscription right entitled the holder to purchase either: (i) one-eighth share of our 6% Series A Cumulative Preferred Stock, par value $0.01 per share, for $25.00 per share or (ii) one-sixth share of our 4.8% Series B Convertible Preferred Stock, par value $0.01 per share, for $20.75 per share, each of which is convertible in accordance with its terms into one share of common stock, subject to adjustment. The Company completed the rights offering on June 23, 2016. No fractional shares of preferred stock were issued. Of the 140,000 shares of Series A Cumulative Preferred Stock available, 105,303 shares were subscribed and of the 360,000 shares of Series B Convertible Preferred Stock available, 244,263 shares were subscribed. The total cash received, less issuance costs was approximately $7.5 million. Each shareholder exercising over-subscription rights was able to purchase all of the additional shares of preferred stock for which the shareholder subscribed. The issuance of preferred shares will also result in additional cash requirements for dividend payments.

In addition, under the orders of the NYPSC, the Gas Company’s cost of capital is based on an equity-to-debt ratio of 48%/52%. If additional equity is required for the Gas Company to maintain that ratio when issuing new debt, the Holding Company, as the sole shareholder of the Gas Company, is the only source of such equity, through either equity or debt financings at the Holding Company level. Prior to the formation of the Holding Company in 2013, the Gas Company had financed its own operating , capital and other liquidity requirements through a combination of internally generated cash, short- and long-term debt and equity from sales of its securities. Since then, the Gas Company has relied on internally generated cash and short- and long-term debt.

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

On July 15, 2015, the Gas Company, the staff of the NYPSC, and other parties to the Gas Company’s then most recent NYPSC rate proceeding (Case 11-G-0280) filed, and the NYPSC, on October 19, 2015, approved, the Extension Joint Proposal described below under “Regulatory Matters”. Except as modified by the Extension Joint Proposal, the terms of the 2012 Joint Proposal continue in effect and the delivery rates established by the 2012 Joint Proposal continue in effect through April 30, 2017. Changes to the earnings sharing mechanism, as well as the impact of the Safety and Reliability Charge, which permits the Gas Company to collect additional revenues to cover system improvements, are described under “Regulatory Matters.”

Capital expenditures are the principal use of internally generated cash flow. The 2012 and 2015 rate orders by the NYPSC are premised on estimated capital expenditures to upgrade our distribution system of approximately $5.0 million in 2016 and 2017.  To fund capital expenditures, the Gas Company needs to draw on both operating cash and new debt and/or equity. In fiscal year 2016 to date, the Gas Company has spent approximately $4.9 million on projects and safety-related infrastructure improvements. This, in conjunction with our growth projects, creates liquidity pressure on the Gas Company. We anticipate that our aggressive capital construction program will continue to require the Gas Company to raise new debt and/or equity.

Cash flows from financing activities of the Gas Company consist of repayment of long-term debt, new long-term borrowing, borrowings and repayments under our lines-of-credit, quarterly dividends paid and equity issuances. For the Gas Company’s operations, it has an $8.0 million revolving line of credit with M&T Bank. Interest is a variable rate determined by the Gas Company’s funded debt to EBITDA ratio calculated ninety days after the end of each quarter added to the daily LIBOR rate with no additional collateral or covenants beyond those included in the M&T Bank term notes. See Note 3 - Financing Activities of the notes to the consolidated financial statements above for further information. The amount outstanding under this line on June 30, 2016 was repaid with proceeds from the rights offering and had an interest rate of 2.5%. The Gas Company was in compliance with all of its loan covenants as of June 30, 2016.

As a result refinancing activities, the Company increased cash flow by approximately $2.7 million for the nine months ended June 30, 2016. The ratio of current assets to current liabilities also improved to 150% from 50% for the same period.

The Gas Company had approximately $21.7 million in long term debt outstanding including current year installments as of June 30, 2016. The Gas Company repaid $758,366 in the first nine months of fiscal 2016 consistent with the requirements of our debt instruments.

During this quarter, we mainly inserted gas into storage and as of June 30, 2016, had a balance of $647,269 worth of gas in storage. During the next quarter, the Gas Company will also be injecting gas into storage to have sufficient gas to supply customers for the next winter season.

The Gas Company’s ability to incur long-term debt (i.e., debt with a term longer than 12 months) is subject to regulation by the NYPSC. Under a Financing Order (described in more detail below under “Regulatory Matters”), the Gas Company was authorized to issue a total of $28.4 million of long-term debt by December 31, 2017, consisting of $15.3 million of refinanced existing long-term debt and $13.1 million of existing short-term and new long-term debt. On January 27, 2016, the Gas Company entered into two long-term notes with M&T Bank to refinance existing long- and short-term debt. The first, a $17.4 million six-year note, refinances $15.3 million and $2.1 million in long- and short-term debt, respectively. The second, a $4.2 million five-year note, refinances short-term debt in that amount. Each of these long-term notes requires payment of interest only during the first 12 months. See Note 3 – Financing Activities to the consolidated financial statements for further information.

The Gas Company may incur short-term debt without separate NYPSC approval, so long as such debt is consistent with its overall financing plan. On January 27, 2016, the Gas Company also entered into an agreement with M&T Bank for a revolving line of credit of $8.0 million. The Gas Company drew substantially all of the line of credit on January 27, 2016 to repay the previous line of credit with Community Bank. The amount outstanding under this line at June 30, 2016 was $0 with an interest rate of 2.5%.

Each of the M&T Bank loans bears interest at a variable rate determined by the Gas Company’s funded debt to EBITDA (earnings before interest, income taxes, depreciation and amortization) ratio calculated ninety days after the end of each quarter added to the daily LIBOR rate. On June 30, 2016, the interest rate was 2.5%. The Gas Company relies heavily on its line of credit to finance the purchase of gas that is placed in storage.

As of June 30, 2016, we believe that cash flow from operating activities and borrowings under our lines of credit will not be sufficient to satisfy our working capital and debt service requirements over the next twelve months. We believe new debt and proceeds from equity will be required to satisfy our capital expenditures to finance our internal growth needs for the next twelve months. In addition, we will need approximately $19 million to complete our purchase of Pike County Light & Power Company. We have approximately $2.3 million of cash on hand and expect to borrow $12.0 million from M&T, which the Holding Company has already received a commitment letter for, and approximately $5.0 million on our line of credit.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Regulatory Matters

Holding Company

On April 11, 2016, the Holding Company filed a petition in Case 16-G-0200 with the NYPSC, seeking a declaratory ruling that Public Service Law Section 70(4), which pertains to the acquisition of more than 10 percent of the voting capital stock of a gas corporation, does not apply to the exercise of rights to convert the 4.8% Series B Convertible Preferred Stock (see Note 9) to common stock of the Holding Company, or that, if that section is applicable at all to the Holding Company, there is no need for NYPSC approval under the statute because the relevant subscription rights are to be issued pro-rata to existing shareholders, thereby limiting the potential changes in relative ownership concentration that are the focus of Section 70(4). In the alternative, if the NYPSC determines that the statute applies to the conversion of preferred shares to common shares in the Holding Company, the Holding Company requested that the NYPSC approve such acquisition of common shares by shareholders of the Holding Company whose ownership interests exceed 10 percent of the Holding Company’s stock. On August 1, 2016, the NYPSC issued an order in Case 16-G-0200. The NYPSC approved the exercise of conversion rights on a Series B Convertible Preferred Stock by our three holders of 10% or more of our common stock, but declined to make a declarative ruling the Public Service Law Section 70(4) was inapplicable. The three holders, our President Michael German, funds controlled or with investments managed by Mario Gabelli, and the Article 6 Marital Trust under the First Amended and Restated Jerry Zucker Revocable Trust, reported on filings with the U.S. Securities and Exchange Commission that they acquired 57,936, 73,398 and 0 shares of our Series B Convertible Preferred Stock, respectively. There can be no assurance that any of such shares will actually be converted into our common stock.

The Holding Company’s primary business, through its subsidiary Corning Gas, is regulated by the NYPSC, among other agencies.

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

On July 15, 2015, the Company, NYPSC Staff and the other parties to Case 11-G-0280 filed a Joint Proposal for Extension of Gas Rate Plan (“Extension Joint Proposal”). This Extension Joint Proposal settled all contested issues among the parties pertaining to an extension, with modifications, of the original 2012 Joint Proposal’s three year Gas Rate Plan. Except as modified by the Extension Joint Proposal, the terms of the 2012 Joint Proposal continue in effect and the delivery rates established by the 2012 Joint Proposal continue in effect through April 30, 2017. The Extension Joint Proposal provided for the Gas Company to establish a “Safety and Reliability” customer surcharge on its customers to recover certain carrying costs on approved infrastructure improvements for the period of the extension. The Extension Joint Proposal also resolved a property tax issue and requires the Gas Company to return to customers a “Gas System Benefit Charge” over collection (a regulatory liability of the Gas Company) over a three year period. In addition, the Extension Joint Proposal reduced the 2012 Joint Proposal’s Return on Equity (“ROE”) threshold for the commencement of sharing by customers of excess earnings, from 9.5% to 9.0%, thereby increasing the opportunity for customer sharing at various ROE levels above that threshold. On October 19, 2015, the NYPSC adopted the terms of the Extension Joint Proposal, including the Safety and Reliability Charge which permits the Gas Company to collect approximately $466,000 in the first twelve months (May 1, 2015 through April 30, 2016), and approximately $575,000 in the second twelve months (May 1, 2016 through April 30, 2017), of the extended Gas Rate Plan, for a total of approximately $1,041,000. Due to the timing of the NYPSC order adopting the Extension Joint Proposal, the collection period was condensed and started November 1, 2015; it will end April 30, 2017. The return of the Gas System Benefit Charge over-collection and elimination of its prospective collection (a regulatory liability) partially offset the collections on the Safety and Reliability Charge, resulting in a total cash flow increase expected over the two year term of the Extension Joint Proposal of approximately $426,000.

The Company, on August 6, 2015, filed its petition in Case 15-G-0460 seeking authority to issue $34,768,837 in long term debt to fund its capital expenditures for the period 2015-2021. The amount requested in the petition reflected the deduction of $1,440,223, the amount by which previous issuances had exceeded the authorized amount. On January 21, 2016, in Case 15-G-0460, the NYPSC authorized the Gas Company to issue by December 31, 2017, a total of $28.4 million of long-term debt to cover refinancing of existing long- and short-term debt and issuance of new long term debt. That authorization included refinancing of $15.3 million of existing long-term debt and $13.1 million in new long-term debt. The latter amount includes refinancing of existing short-term debt and financing of new capital expenditures and sinking fund payments. The $17.4 million consolidated loan and separate $4.2 million loan with M&T Bank, as described in “Liquidity and Capital Resources,” were entered into on January 27, 2016 pursuant to the NYPSC Financing Order. In its January 21, 2016 order, the NYPSC limited the authorization of new long-term debt to the amount required to address financing needs through 2017 and required the Gas Company to consult with the NYPSC, before filing a financing petition to address needs beyond 2017, would be required to consult with the NYPSC Staff. For the refinancing of existing debt, the NYPSC’s authorization was granted on the condition that the Gas Company demonstrates savings on a net present value basis or provides proof of other benefits prior to each financing.

On April 13, 2016, the Gas Company filed a petition in Case 16-G-0204 with the NYPSC, to defer leak repair and survey costs over and above the amounts permitted to be recovered in rates for 2015. In this petition we requested that the incremental cost of $349,547 together with the associated income tax effect, be deferred and recovered in a manner to be established in future rate proceedings. The company has recognized this deferral in the quarter ended March 31, 2016. It is anticipated that, if the petition is granted, the length of time these costs will be amortized will be decided as part of the pending NYPSC case (Case 16-G-0369, described below) to determine base rates.

On June 17, 2016, the Gas Company filed a petition in Case 16-G-0369 with the NYPSC, a three-year plan to implement a levelized increase in revenues from gas delivery service of $3,463,287 in each year over the period June 1, 2017 through May 31, 2020, resulting in total bill impacts on customers in each year of 10.4 percent. The filing also indicated the Gas Company’s openness to developing a staged increase or, alternatively, a surcharge mechanism intended to permit recovery from customers of certain limited costs over the subsequent two year-year period ending May 31, 2022. The filing with the NYPSC reflects a return on equity of 10.2 percent and pro-forma equity ratios of 50.03 percent, 50.82 percent and 49.96 percent for the 12-month periods ending May 31, 2018, 2019 and 2020, respectively. In view of the Gas Company’s relatively small size and to enhance access to capital markets, the filing proposes the use of an equity ratio of 50 percent. In addition, the total revenue requirement to be recovered in levelized base rates includes $2,643,980 of costs, including property tax and other deferrals plus plant subject to the Safety and Reliability Charge that are currently being paid by customers through the Delivery Rate Adjustment and the Safety and Reliability Charge. The transfer of those costs therefore contributes to the proposed increase in base rates. The Gas Company has proposed in the rate filing that the NYPSC permit it to earn an incentive on the allowed return on equity if it exceeds certain targets set by the NYPSC up to a maximum of 60 basis points (0.60 percent). Pursuant to the rate filing, many other aspects of the Gas Company’s current rate plan would remain in effect with little or no changes. The Gas Company does not anticipate that a decision on new rates will be issued prior to mid-May 2017. The NYPSC may adopt rates for a multi-year period, as proposed in the filing, or it may adopt rates for a shorter period, such as a single year.

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

Accounting for Income Taxes

The Holding Company uses the asset and liability method to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Holding Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. In addition, such deferred tax assets and liabilities will be adjusted for the effects of enacted changes in tax laws and rates. Additionally, as discussed in Note 1 of the notes to the consolidated financial statements, we early adopted accounting guidance related to recording deferred tax assets and liabilities as long-term as of June 30, 2016 and retrospectively applied it to the year ended September 30, 2015.

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

Accounting for the Joint Ventures

The investment and equity in the Joint Ventures has been recognized in the consolidated financial statements. The Holding Company has accounted for its equity investment using the equity method of accounting based on the guidelines established in FASB ASC 323. In applying the guidance of FASB ASC 323, the Holding Company recognized the investment in the Joint Ventures as an asset at cost. The investment will fluctuate in future periods based on the Holding Company’s allocable share of earnings or losses from the Joint Ventures which is recognized through earnings.

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

Preferred Stock and Temporary Equity

This is a new accounting policy effective for the three and nine months ended June 30, 2016. The Holding Company classifies conditionally redeemable convertible preferred shares, which includes preferred shares subject to redemption upon the occurrence of uncertain events not solely within control of the Holding Company, as temporary equity in the mezzanine section of the balance sheet, in accordance with the guidance enumerated in FASB ASC No. 480-10 "Distinguishing Liabilities from Equity". The Company also analyzes the embedded conversion feature for bifurcation, based on whether the host instrument has more equity-like or debt-like characteristics. Dividends are recorded as a reduction to retained earnings and issuance costs reduce the initial proceeds and then accreted over the life of the instrument to the redemption amount.

The Holding Company records mandatorily redeemable stock as a liability in accordance with ASC 480. Dividends are recorded as interest expense and issuance costs are treated the same way as debt issuance costs.

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

Item 4 - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2016, the Holding Company’s management, with the participation of the Holding Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Holding Company’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon the Holding Company’s evaluation, the Holding Company’s principal executive officer and principal financial officer each concluded that the Holding Company’s disclosure controls and procedures are effective as of June 30, 2016.

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

PART II.

OTHER INFORMATION

Item 1. Legal Proceedings.

The Gas Company has lawsuits pending of the type incurred in the normal course of business. The Holding Company and the Gas Company expect that any potential losses will be covered by insurance, subject to deductibles, and will not have a material adverse impact on the Holding Company, the Gas Company or their operations or financial condition.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information.

None

Item 6. Exhibits.

3.1	The Holding Company's Certificate of Amendment of the Certificate of Incorporation,
(included as Exhibit 3.1 of Registrant's Current Report on Form 8-K, filed with the Securities and
Exchange Commission ("SEC") on February 9, 2016)
3.2	Certificate of Exchange, dated November 6, 2013, consented to by the NYPSC on November 8, 2013, and filed with the New York Department of State on November 12, 2013 (incorporated by reference to Exhibit 3.1 of the Holding Company's Current Report on Form 8-K, filed on November 13, 2013
3.3	Anmended and Restated Bylaws of the Holding Company, effective June 2, 2014 (incorporated by reference to Exhibit 3.2 of the Holding Company's Current Report on Form 8-K dated June 3, 2014 and filed on June 3, 2014)
3.4	Certificate of Amendment to the Certificate of Incorporation of the Holding Company with respect to the number, designation, relative rights, preferences and limitations of the 6% Series A
Cumulative Preferred Stock and the Series B Convertible Preferred Stock filed by the Department of
State of the State of New York on January 28, 2016 (incorporated by reference to Exhibit 10.1 of the
Holding Company's Current Report on Form 8-K, dated February 4, 2016 and filed on February 9, 2016)
3.5	The Gas Company's Restated Certificate of Incorporation (incorporated by reference to the Gas
Company's current Report on Form 8-K dated October 2, 2007)
3.6	Second Amended and Restated By-Laws if the Gas Company (incorporated by reference to Annex D to the Gas Company's Definitive Proxy Statement originally filed with the SEC on April 24, 2007)
3.7	Certificate of Amendment of the Certificate of Incoproation of the Holding Company with respect to the authorized number of shares of the 6% Series A Cumulative Preferred Stock and the Series B
Convertible Preferred Stock filed by the Department of State of the State of New York on March 30, 2016
(incorporated by reference to Exhibit 10.1 of the Holding Company's Current Report on Form 8-K,
dated March 30, 2016, and filed on March 31, 2016)
10.1*	Line of Credit/Term Note between Leatherstocking Gas (Borrower), Leatherstocking Pipeline
(Guarantor) and Five Star Bank dated July 11, 2016
10.2*	Loan Agreement between Leatherstocking Gas (Borrower) and Leatherstocking Pipeline
(Guarantor) and Five Star Bank dated July 11, 2016
10.3*	General Security Agreement between Leatherstocking Gas and Five Star Bank dated July 11, 2016
10.4*	General Security Agreement between Leatherstocking Pipeline and Five Star Bank dated July 11, 2016
31.1*	Certification of the Chief Executive Officer and President pursuant to 17 CFR Section 240.13a-14
31.2*	Certification of the Chief Financial Officer and Treasurer pursuant to 17 CFR Section 240.13a-14
32.1**	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to
18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Corning Natural Gas Holding Corporation Quarterly Report on Form
10Q for the period ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language):
(i) the Consolidated Balance Sheets at June 30, 2016 and September 30, 2014,
(ii) the Consolidated Statements of Income and Comprehensive Income for the three months and nine months ended June 30, 2016 and June 30, 2015.
(iii) the Consolidated Statements of Cash Flows for the nine months ended June 30, 2016 and June 30, 2015, and
(iv) related notes to the Condensed Consolidated Financial Statements

*             Filed herewith

*             Furnished  herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORNING NATURAL GAS HOLDING CORPORATION

Date: August 15, 2016 By: /s/ Michael I. German

Michael I. German, Chief Executive Officer and President

(Principal Executive Officer)

Date: August 15, 2016 By: /s/ Firouzeh Sarhangi

Firouzeh Sarhangi, Chief Financial Officer and Treasurer

(Principal Financial and Accounting Officer)

