Form 10-K
period 2016-09-30
Corning Natural Gas Holding Corp
filed 2016-12-29
CIK 1582244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2016

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

Large accelerated Filer [ ] Accelerated Filer [ ] Non-Accelerated Filer [ ] Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company. YES [ ] NO [X]

The aggregate market value of the 1,739,431 shares of the Common Stock held by non-affiliates of the Registrant at the $15.95 average of bid and asked prices as of the last business day of registrant’s most recently completed second fiscal quarter, March 31, 2016, was $27,743,924.

Number of shares of Common Stock outstanding as of the close of business on December 15, 2016: 2,484,211

DOCUMENTS INCORPORATED BY REFERENCE

In accordance with General Instruction G(3) of Form 10-K, certain information required by Part III will either be incorporated by reference to the definitive proxy statement for Corning Natural Gas Holding Corporation’s Annual Meeting of Shareholders filed within 120 days after September 30, 2016, or will be included in an amendment to this Form 10-K filed within that period.

Information contained in this Form 10-K for fiscal 2016 period which is incorporated by reference contains certain forward looking statements which may be impacted by factors beyond the control of the Company, including but not limited to natural gas supplies, regulatory actions and customer demand. As a result, actual conditions and results may differ from present expectations. See “Cautionary Statement Regarding Forward-Looking Statements” below.

2

Table of Contents

For the Fiscal Year Ended September 30, 2016

EXPLANATORY NOTE

Corning Natural Gas Holding Corporation (“Holding Company”) is a successor issuer to Corning Natural Gas Corporation (“Gas Company”) as of November 12, 2013 as a result of a share-for-share exchange, creating a holding company structure. As of November 12, 2013, the Gas Company became a wholly-owned subsidiary of Holding Company.

As used in this Form 10-K, the term “Company”, “we” or “us” refers to the consolidated companies, the terms “Gas Company” and “Corning Gas” mean Corning Natural Gas Corporation, and the term “Pike” means Pike County Light & Power Company, unless the context clearly indicates otherwise. Except as otherwise stated, the information contained in this Form 10-K is as of September 30, 2016.

PART I

ITEM 1 – BUSINESS

General

The Holding Company was incorporated in New York in July 2013 to serve as a holding company for the Gas Company and its dormant subsidiary the Appliance Company. The Holding Company has 50% ownership interests in our joint ventures Leatherstocking Gas Company, LLC (“Leatherstocking Gas”), which includes its subsidiary, Leatherstocking Gas Development Corporation, and Leatherstocking Pipeline Company, LLC (“Leatherstocking Pipeline”). On August 31, 2016, the Company completed the stock purchase acquisition of Pike County Light & Power Company (“Pike”). As used in this document, the term “the Company” refers to the consolidated operations of the Holding Company, Gas Company, Pike and Appliance Company.

The Company’s principal executive offices are located at 330 W. William Street, Corning New York, 14830 and the telephone number is (607) 936-3755.

Business

The Company’s primary business, through its subsidiaries Corning Gas and Pike, is natural gas and electric distribution. Corning Gas, the principal subsidiary, serves approximately 15,000 residential, commercial, industrial and municipal customers in the Corning, Hammondsport and Virgil, New York, areas and two other gas utilities which serve the Elmira and Bath, New York, areas. It is franchised to supply gas service in all of the political subdivisions in which it operates. It also transports and compresses gas for a gas producer from the producer’s gathering network into an interstate pipeline. The Gas Company is under the jurisdiction of the New York Public Service Commission (“NYPSC”) which oversees and sets rates for New York gas distribution companies. In addition, the Gas Company has contracts with Corning Incorporated and Woodhull Municipal Gas Company, a small local utility, to provide maintenance service on their gas lines. Pike is an electric and gas utility regulated by the Pennsylvania Public Utility Commission (“PAPUC”). It provides electric service to approximately 4,600 customers in the Townships of Westfall, Milford and the northern part of Dingman and in the Boroughs of Milford and Matamoras. Pike provides natural gas service to 1,200 customers in Westfall Township and the Borough of Matamoras. All of these communities are located in Pike County, Pennsylvania. Additionally Leatherstocking Gas distributes gas in Susquehanna and Bradford Counties, Pennsylvania, and has an application pending before the NYPSC for authority to provide gas distribution services in Broome County, New York. Leatherstocking Pipeline, an unregulated company, serves one customer in Lawton, Pennsylvania.

Gas and Electric Supply

Corning Gas has contracted with various sources to provide natural gas to our distribution system. The Gas Company contracts for pipeline capacity, as well as storage capacity of approximately 736,000 dekatherms (“Dth”). The Company manages its transportation and storage capacity with internal resources. Pike has contracted with Orange and Rockland Utilities, Inc. (“O&R”) to provide electricity and natural gas according to agreements for a term of three years.

Corning Gas secured the NYPSC-required fixed price and storage gas supply for the 2016-2017 winter season and is managing its storage and gas supply contracts following its gas supply and acquisition plan. Assuming no extraordinary conditions for the winter season, gas supply, flowing and storage, will be adequate to serve its approximately 15,000 customers.

Corning Gas does not expect a shortage of natural gas to impact our business over the next five to ten years. Natural gas supply over the last several years has been positive, and domestic reserves and production have increased. This is especially true in proximity to our distribution network. We likewise anticipate no shortages of the necessary pipes and valves for safe distribution of natural gas, and continue to receive material inventory from various reliable sources. We also have confidence that our agreement with O&R will enable Pike to meet all of our electric and gas needs for Pike’s customers.

Seasonality

For both Corning Gas and Pike, business is highly seasonal in nature, sales for each quarter of the year vary and are not comparable. Sales vary depending on seasonal variations in temperature. Corning Gas and Pike’s gas sales peak in the winter, while Pike’s electric sales peak in the summer.

Significant Customers

The Gas Company has four major customers, Corning Incorporated, New York State Electric & Gas, Bath Electric, Gas & Water Systems, and Repsol Energy North America (“Repsol”, formerly Talisman Energy USA Incorporated). Although Repsol is a significant customer, the Gas Company does not deliver gas to Repsol. Rather the Gas Company receives gas from several of Repsol’s gathering systems and wells, and transports its gas through our system. These customers accounted for approximately 18.14% of our revenues in fiscal 2016 and 18.8% in fiscal 2015. The loss of any of these customers would have an adverse or material impact on our financial results.

Employees

The Company had 59 employees as of September 30, 2016, and 58 as of September 30, 2015. Of this total, nearly half are union labor working under a union contract effective until April 2, 2018.

Competition

Historically, the competition in the Gas Company’s residential market has been primarily from electricity for cooking, water heating and clothes drying, and to a small degree, electricity, fuel oil and propane for heating. The price of gas remains low in comparison to that of alternative fuels in our service territory and our competitive position in the residential, commercial and industrial markets continues to be strong. Over 90 percent of our residential customers heat with gas. When we expand our distribution system to attract new customers, our principal competition is oil and propane. Natural gas enjoys a price advantage over these fuels today.

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

Regulatory Matters

The Gas Company is regulated by the NYPSC. On October 19, 2015, the NYPSC adopted the terms of a Joint Proposal for Extension of Gas Rate Plan (“Extension Joint Proposal”) by the Staff of the NYPSC, the Gas Company and other parties to the proceedings. This Extension Joint Proposal settled all contested issues among the parties pertaining to a two-year extension, with modifications, of the original 2012 Joint Proposal’s three year Gas Rate Plan. On June 17, 2016, the Gas Company made a filing with the NYPSC in Case 16-G-0369, a three-year plan to implement a levelized increase in revenues from gas delivery service of $3,463,287 in each year for the period June 1, 2017 through May 31, 2020, resulting in total bill impacts on customers in each year of 10.4 percent. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Regulatory Matters” for key terms of the Extension Joint Proposal and the Case 16-G-0369 filing. Pike is regulated by the PAPUC.

Pike is operating under a rate order issued effective September 1, 2014 and extended to March 1, 2018 under the terms of our acquisition (see below under the heading “Regulatory Matters – Pike”).

Other Recent Developments

As previously reported, on October 13, 2015, the Holding Company entered into a Stock Purchase Agreement with O&R for the purchase of all of the outstanding capital stock of Pike, a Pennsylvania corporation operating as a regulated electric and gas utility serving approximately 5,800 customers in Pike County, Pennsylvania. The purchase price for the stock of Pike was $13.1 million, with a closing date working capital adjustment of $1.9 million, and assumption of $3.2 million in Pike County Light & Power’s outstanding bonds. The acquisition closed on August 31, 2016. O&R provides transition assistance pursuant to a Transition Services Agreement (the “TSA”), and continues to supply electric power and gas to Pike County pursuant to Electric and Gas Supply Agreements (the “ESA” and “GSA”). The TSA is for a term of up to twelve months and provides monthly customer services and operations support. The GSA and TSA are each for a term of 36 months, with up to three 12-month renewal terms. See “Risk Factors” and Note 13 to Notes to Consolidated Financial Statements and the Exhibits to this Annual Report on Form 10-K for additional information.

The acquisition of Pike was financed in part by financing from M&T Bank, including a $12.0 million term loan, a $2.0 million line of credit, one or more letters of credit with a limit of up to $2.5 million and an initial amount of $2.1 million, issued to O&R as collateral security for the obligations of Pike under the TSA, ESA and GSA. The debt is guaranteed by The Holding Company. Immediately after the closing, the Holding Company caused Pike to issue a notice of redemption to the holders of its $3.2 million in bonds, to repurchase the bonds at 100.4% of their principal amount effective October 2, 2016. See “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” below for additional information.

ITEM 1A. RISK FACTORS.

Our operations could be adversely affected by fluctuations in the price of natural gas and electricity.

Prices for natural gas are subject to volatile fluctuations in response to changes in supply and other market conditions. While these costs are usually passed on to customers of the Gas Company pursuant to natural gas adjustment clauses, and to customers of Pike through the gas rate cost and default service charges, and therefore do not pose a direct risk to earnings, we are unable to predict what effect a sharp increase in natural gas prices may have on our customers’ energy consumption or ability to pay. Higher prices to customers can lead to higher bad debt expense and customer conservation. Higher prices may also have an adverse effect on our cash flow as we are typically required to pay for our natural gas and electricity prior to receiving payments for the natural gas from our customers.

Operational issues beyond our control could have an adverse effect on our business.

The Gas Company’s ability to provide natural gas depends both on our own operations and facilities and that of third parties, including local gas producers and natural gas pipeline operators from whom we receive our natural gas supply. The loss of use or destruction of our facilities or the facilities of third parties due to extreme weather conditions, breakdowns, war, acts of terrorism or other occurrences could greatly reduce potential earnings and cash flows and increase our costs of repairs and replacement of assets. Although we carry property insurance to protect our assets, and regulatory policies of the NYPSC provide the opportunity for deferral and recovery of extraordinary incremental costs associated with losses for such incidents for the Gas Company, our losses may not be fully recoverable through insurance or customer rates. Pike has similar risks to the Gas Company and similar regulatory policies and insurance coverage to mitigate such risks.

Significantly warmer than normal weather conditions may affect the sale of natural gas and significantly cooler than normal weather could affect our electric sales. Either could adversely impact our financial position and the results of our operations.

The demand for natural gas and electricity are directly affected by weather conditions. Significantly warmer than normal weather conditions in the winter in our service areas could reduce our earnings and cash flows as a result of lower gas sales. Corning Gas mitigates the risk of warmer winter weather through the weather normalization and revenue decoupling clauses in our tariffs. These clauses allow the Gas Company to surcharge customers for under-recovery of revenue. Pike and Leatherstocking Gas have neither weather normalization nor revenue decoupling to mitigate the risk of warmer weather in the winter or cooler weather in the summer.

There are inherent risks associated with storing and transporting natural gas, which could cause us to incur significant financial losses.

There are inherent hazards and operation risks in gas transportation and distribution activities, such as leaks, accidental explosions and mechanical problems that could cause substantial financial losses. There are also risks associated with the distribution of electricity. These risks could, if they occur, result in the loss of human life, significant damage to property, environmental pollution, impairment of operations and substantial losses. The location of pipelines, storage facilities and electric distribution near populated areas, including residential areas, commercial business centers and industrial sites, could increase the level of damages resulting from these risks. These activities may subject us to litigation and administrative proceedings that could result in substantial monetary judgments, fines or penalties. To the extent that the occurrence of any of these events is not fully covered by insurance, they could adversely affect our financial position and results of operations.

Changes in regional economic conditions could reduce the demand for natural gas and electricity.

The Gas Company’s business follows the economic cycle of the customers in our service regions: Corning, Bath, Virgil, and Hammondsport, New York. A falling, slow or sluggish economy that would reduce the demand for natural gas in the areas in which we are doing business by forcing temporary plant shutdowns, closing operations or slow economic growth would reduce our earnings potential. One major customer has announced they will close a plant in the service area of the Gas Company if the customer, who accounted for approximately 1.9% and 1.4% of revenues in fiscal 2016 and 2015, respectively, is unable to sell the facility. Pike is less likely to be affected by a sluggish economy as it presently has no large industrial customers.

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

Most of our operations are subject to the jurisdiction of the NYPSC or the PAPUC. The NYPSC and PAPUC approve the rates that we may charge to our customers. If we are required in a rate proceeding to reduce the rates we charge our customers, or if we are unable to obtain approval for rate relief, particularly when necessary to cover increased costs, including costs that may be incurred in connection with mandated infrastructure improvements, our earnings would decrease.

We face a variety of risks associated with acquiring and integrating new business operations as we expand into Pennsylvania.

We are currently expanding our operations into Pennsylvania through our Leatherstocking joint ventures and the acquisition of Pike from O&R. The growth and success of our Pennsylvania businesses will depend to a great extent on our joint venture partner, Mirabito Regulated Industries, LLC, and on our ability to integrate the operations of Pike and any other businesses that we acquire. The integration of the management, personnel, operations, products, services, technologies, and facilities of any businesses that we acquire could involve unforeseen difficulties. These difficulties could disrupt our ongoing businesses, distract our management and employees, and increase our expenses, which could have a material adverse effect on our business, financial condition, and operating results.

There could be material issues concerning an acquired business that are not uncovered in the course of due diligence performed prior to the acquisition and there could be factors outside of our control that later arise. As a result of these factors, after an acquisition is completed, we may be forced to write-down or write-off assets, restructure our operations or incur impairment or other charges that could result in our reporting losses.

Our success depends in large part upon the continued services of a number of significant employees, the loss of which could adversely affect our business, financial condition and results of operation.

Our success depends in large part upon the continued services of our senior executives and other key employees. Although we have entered into an employment agreement with Michael I. German, our president and chief executive officer, he can terminate his agreement on ninety days’ notice. Other significant employees, who entered into change of control agreements on April 17, 2012 and December 16, 2016, may terminate their employment at any time. The loss of the services of any significant employee could have a material adverse effect on our business.

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

Our cash flows from operations will not be sufficient to fund our capital expenditures.

We may not generate sufficient cash flows from operations to meet all of our cash needs.  As part of the Gas Company’s 2012 rate order extension issued in 2015 by the NYPSC, we have estimated capital expenditures to upgrade our distribution system of approximately $5.5 million in fiscal year 2017 and $5.0 million in fiscal year 2018 that are related to system reliability and other commitments.  We also continue to have debt retirement obligations of approximately $5.5 million in 2017, $3.7 million in 2018, $3.8 million in 2019, $3.9 million in 2020 and $12.0 million in 2021.  Additionally, we estimate investments into Leatherstocking Gas of approximately $300,000 and $600,000 for fiscal years 2017 and 2018, respectively, to fund its one-half of the cost (based on ownership interest) of capital projects.

We will require additional financing which may be difficult or costly to obtain.

In order to fund our extraordinary capital expenditures we will need to obtain additional equity and/or debt financing. The sale of additional equity securities could result in dilution to our shareholders.  The incurrence of debt would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations.  Additional financing for the Gas Company requires NYPSC approval and for Pike requires PAPUC approval. Additional financing for either company may have unacceptable terms or may not be available at all for various reasons including:

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

Corning Gas is in a geographical area with a number of interstate pipelines and local production sources. If a major customer decided to connect directly to either an interstate pipeline or a local producer, our earnings and revenues would decrease.

ITEM 2 – PROPERTIES

Corning Gas and the Holding Company’s headquarters are located at 330 West William Street, Corning, New York. This structure is physically connected to the operations center. Leatherstocking’s headquarters is officially in Binghamton, New York and its operations center is in Montrose, Pennsylvania. Pike’s headquarters and operation center are in Westfall, Pennsylvania.

The Gas Company’s pipeline system is surveyed each year as required for compliance with federal and state regulations. Any deficiencies found are corrected as mandated. Approximately 425 miles of distribution main, 15,000 services, and 86 regulating stations, along with various other properties, are owned by the Gas Company, except for one section of 10" gas main that is under long term lease. All of the property owned by the Gas Company is adequately insured and is subject to the lien of the Gas Company’s first mortgage indenture. The Leatherstocking Companies own 4 gate stations and approximately 16 miles of pipe in Susquehanna and Bradford Counties, Pennsylvania. Pike owns approximately 160 miles of electric distribution wire and poles and 21 miles of gas distribution pipe.

ITEM 3 - LEGAL PROCEEDINGS

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

PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The principal market on which the Holding Company’s common stock is traded is the OTCQX Best Marketplace, under the symbol CNIG. Trading in the common stock is limited and sporadic. The following table sets forth the high and low closing sale prices as reported on the OTCQX for the Holding Company’s common stock for each quarter within the Holding Company’s last two fiscal years. Because the Holding Company’s stock is traded on the OTCQX, these quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions. The number of shareholders of record of the Holding Company’s common stock was 618 at September 30, 2016.

MARKET PRICE - (OTCQX)

Quarter Ended	High	Low
December 31, 2014	24.99	20.50
March 31, 2015	21.49	18.50
June 30, 2015	21.50	19.23
September 30, 2015	19.50	15.79
December 31, 2015	17.14	15.85
March 31, 2016	18.50	14.50
June 30, 2016	17.50	15.35
September 30, 2016	20.69	17.34

COMMON STOCK, PREFERRED STOCK, AND DIVIDENDS

For the fiscal year ended September 30, 2016, there were a total of 29,637 shares of common stock issued for $125,392 of cash, $129,833 of services and $151,131 of DRIP (dividend reinvestment program). There were 10,500 shares issued to directors, 600 shares sold to Leatherstocking Gas, which used the shares to compensate its independent director, Carl Hayden, 9,537 shares issued to various investors under the DRIP and 9,000 options exercised.

Dividends on shares of common stock are accrued when declared by the board of directors. At its regular meeting on January 20, 2015, the board of directors approved an increase in the quarterly dividend to $0.145 a share. There was a dividend paid on October 15, 2015 to shareholders of record on September 30, 2015 and on January 15, 2016 to shareholders of record on December 31, 2015. At its regular meeting on February 3, 2016, the board of directors approved an increase in the quarterly dividend to $0.15 a share. This dividend was paid to shareholders of record on March 31, 2016 on April 15, 2016 and for shareholders of record on June 30, 2016 on July 15, 2016. For the quarter ended September 30, 2016, $371,608 was accrued for dividends paid on October 15, 2016 to shareholders of record on September 30, 2016.

On May 28, 2009, the Gas Company registered with the Securities and Exchange Commission (“SEC”) 100,000 shares of common stock with a par value of $.01 per share for the DRIP. As of November 12, 2013, the Holding Company registered 129,004 shares of common stock with a par value of $.01 per share for the DRIP. As part of this program 761 shares were issued in fiscal year 2009, 2,319 shares were issued in fiscal year 2010, 3,976 shares in fiscal year 2011, 5,689 shares in fiscal year 2012, 7,433 shares in fiscal year 2013, 7,219 shares in fiscal year 2014, 6,995 shares in fiscal year 2015 and 9,537 shares in fiscal 2016. A total of 43,929 shares have been issued since the program started.

Series A Cumulative Preferred Stock accrues cumulative dividends at a rate of 6.0% of the liquidation preference per share ($25.00) and are expected to be paid on or about the 14th day of April, July, October and January of each year starting October 14, 2016. For the quarter ended September 30, 2016, $40,542 was accrued for dividend paid on October 15, 2016. Series B Convertible Preferred Stock accrues cumulative dividends at a rate of 4.8% of the liquidation preference per share ($20.75) and are expected to be paid on or about the 14th day of April, July, October and January of each year commencing October 14, 2016. For the quarter ended September 30, 2016, $62,776 was accrued for dividends paid on October 15, 2016.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Holding Company’s primary business, through its subsidiaries, is natural gas and electric distribution. Corning Gas, the principal subsidiary, serves approximately 15,000 customers through over 425 miles of pipeline in the Corning, Hammondsport and Virgil, New York areas. The market for natural gas in our traditional service territory is relatively saturated with limited growth potential. However, growth opportunities do exist in extending our mains to areas adjacent or reasonably close to areas we currently serve. In addition, the Gas Company continues to see expansion opportunities in the commercial and industrial markets. Pike serves approximately 4,600 electric and 1,200 gas customers in Pike County, Pennsylvania. Economic activity and population growth offers the opportunity for revenue improvement. In addition, the Holding Company has 50% interests in two joint ventures, Leatherstocking Gas Company, LLC and Leatherstocking Pipeline Company, LLC, to pipe gas to areas of the northeast currently without gas service. We continue to focus on improving the efficiency of our operations and making capital investments to improve our infrastructure.

Our key performance indicators are net income and shareholders’ equity.

	Year Ended September 30,
	2016	2015
Net income	$3,121,394	$1,782,081
Shareholders' equity	$31,790,162	$29,728,432
Shareholders' equity per weighted average share	$12.87	$12.18

In 2016, our consolidated net income was approximately $3.1 million, an increase of approximately $1.3 million from 2015, mainly due to the bargain purchase adjustment for the stock acquisition of Pike of $1.2 million. This is a one-time transaction related to the acquisition of Pike in August.

As the parent of regulated utility companies, shareholders’ equity is an important performance indicator for us. The NYPSC and PAPUC allows the Gas Company and Pike to earn a reasonable return on its book equity. Shareholders’ equity is a precursor of future earnings potential. In 2016, shareholders’ equity increased approximately $2.1 million due mainly to an increase in paid in capital of $406,060 and increase to retained earnings of $1.6 million which represents net income for the period less dividends declared.

Other performance indicators that management tracks at the Gas Company include leak repair, main and service replacements and customer service metrics. In 2016, we invested approximately $7.2 million in system improvement and projects, repairing 327 leaks and replacing 774 services and 14.6 miles of main. In 2015, we invested $5.8 million in system improvement and projects, repairing 292 leaks and replacing 492 services and 6.9 miles of main. At Pike, we are currently designing metrics to evaluate performance of both electric and gas.

Our customer service group has implemented several changes to positively impact our customers. Beginning in 2007, customers have had the option of third party payment of their gas bill through their banking institution. We have also instituted online meter reading. Bill processing has been consolidated to shorten the time between meter readings and mailing, allowing a more direct link between the consumption of gas and the receipt by the customer of their bill. In 2015, due to our new customer information system we were able to institute on-line bill paying. Our principal customer service metric is the number of customer complaints. In 2016 and 2015, the NYPSC reported 8 complaints annually against the Gas Company. None of these complaints were marked as major or unresolved against the Gas Company since all were resolved in a timely manner. A similar metric exists in Pennsylvania for both Leatherstocking Gas and Pike.

Earnings

Earnings on a consolidated basis were as follows:

Net income
	2016	2015
Utility net income	$1,948,982	$1,899,586
Bargain purchase	1,232,082	—
(Loss) from Joint ventures	(59,670)	(117,505)
Net Income	$3,121,394	$1,782,081

Utility operating revenue
	2016	2015
Retail electric revenue:
Residential	$269,058	$—
Commercial	350,026	—
Street lights	262	—
Total retail electric revenue	619,346	—

Retail gas revenue:
Residential	$10,657,368	$12,835,640
Commercial	1,659,656	1,985,089
Transportation	3,950,962	4,266,462
Total retail gas revenue	16,267,986	19,087,191

Total retail revenue	16,887,332	19,087,191

Wholesale	1,638,025	2,151,761
Local production	508,395	870,496
Other utility revenues	675,494	393,963
Total revenue	$19,709,246	$22,503,411

The following tables further summarize other income on the utility revenue table above:

	2016	2015
Other utility revenues:
Customer discounts forfeited	$73,091	$112,239
Reconnect fees	3,534	5,477
Other gas revenues (see below)	591,879	269,569
Surcharges	6,990	6,678
Total other utility revenues	$675,494	$393,963

	2016	2015
Other gas revenues:
Capacity release revenues	$38,758	$46,674
Delivery rate adjustment carrying costs	4,124	5,730
Monthly RDM amortizations	(84,708)	(254,906)
Contract customer reconciliation	437,493	371,614
Annual MFC reconciliations	(12,463)	(103,728)
Annual RDM reconciliations	105,159	88,851
Local production revenues	103,516	115,334
	$591,879	$269,569

2016 compared with 2015. In 2016 our operating revenue decreased by approximately $2.8 million or 12.4% primarily due to lower gas costs (which are a pass-through item) and decreased consumption due to warmer weather offset by more favorable regulatory reconciliations. The increase in other gas revenues of $322,310 from fiscal 2015 to 2016 was mainly attributable to a one-time regulatory reconciliations for the revenue decoupling mechanism (“RDM”) which refunds or surcharges customers to reflect differences between delivery revenue and the revenue target in the last rate case and for the annual merchant function charge (“MFC”) adjustment which measures recovery of administrative costs against targets in the last rate case in in the fourth quarter of fiscal 2015. There was also an increase in target customer reconciliations in fiscal 2016.

Margin
	2016	2015
Utility Electric Revenues	$620,637	$—
Electricity Purchased	260,017	—
Margin	$360,620	$—
	58.1%

Utility Gas Revenues	$19,088,609	$22,503,411
Natural Gas Purchased	3,892,687	7,107,533
Margin	$15,195,922	$15,395,878
	79.6%	68.4%

Our utility gas margin (the excess of utility operating revenues over the cost of natural gas purchased) decreased $199,956 from 2015 to 2016. This decline was mainly attributable to lower volumes sold due to warmer weather. There has been a decrease of $3.2 million in purchased gas costs due to lower volumes of gas purchased and lower gas costs. The decrease in purchased gas costs led to a margin percentage increase of 11.19%. For the first time, we also have a utility electric margin of $360,620 for the one month we owned Pike in fiscal 2016.

We anticipate that the cost of gas should remain relatively stable because of our access to local production and current economic and government projections. The cost of electricity should also remain relatively stable because of Pike’s agreement with O&R.

Operating Expenses

2016 compared with 2015. Operating and maintenance expenses decreased $169,415 from 2015 to 2016 mainly because of a decrease in expenses related to leak repair of $225,160 and a decrease in insurance costs of $87,446 that partly offset transaction costs associated with the acquisition and reporting required for Pike of $137,462. The transaction costs are a one-time occurrence that we will not have in fiscal 2017. Depreciation increased by $136,904 from 2015 to 2016 due to increases to plant.

Investment Income

2016 compared with 2015. Investment income decreased by $31,027 to $102,524 in 2016 due to lower realized gains and dividends on the Company’s marketable securities.

Effective Tax Rate

There was an effective tax rate of 25.6% for the year ended September 30, 2016 and 37.5% for the year ended September 30, 2015. In 2016, the gain on the bargain purchase adjustment related to the purchase of Pike is included in net income but not taxable. Without the bargain purchase the effective tax rate would have been 36.2%.

Liquidity and Capital Resources

Internally generated cash from operating activities consists of net income, adjusted for non-cash expenses and changes in operating assets and liabilities. Non-cash items include depreciation and amortization, gain or loss on sale of securities and deferred income taxes. Over or under recovered gas costs significantly impact cash flow. In addition, there are significant year-to-year changes in regulatory assets that impact cash flow. Cash flows used in investing activities consist primarily of capital expenditures, investments in our joint ventures and business acquisitions. As part of our 2012 rate order extension issued in 2015 by the NYPSC (the “Joint Proposal Extension”), we have estimated capital expenditures to upgrade our distribution system of approximately $5.5 million in fiscal 2017, and approximately $5.0 million in fiscal years 2018. We expect to finance these planned capital expenditures with a combination of cash provided by operations and issuance of additional long-term debt and equity.

The earnings sharing mechanism approved by the NYPSC in the 2012 rate order and extended in the Joint Proposal Extension provides for sharing between Corning Gas shareholders and customers of the earned return on equity (ROE) above certain levels. Under the earnings sharing mechanism, Corning Gas is allowed to retain all earnings up to and including a 9.4% ROE level, 50% of earnings above 9.4% up to and including 9.8%, 20% of earnings above 9.8% up to and including 10.2%, and 10.0% of earnings above 10.2%. We believe that these limits do not have a significant effect on our liquidity because even at those limits we have sufficient cash collected from our earnings to support operations.

Cash flows from financing activities consist of sales of Company stock, dividends paid, repayment of long-term debt, new debt and changes in the outstanding balances of our lines-of-credit. For Corning Gas, we have a revolving line of credit of $8.0 million at a variable interest rate determined by the Gas Company’s funded debt to EBITDA ratio calculated ninety days after the end of each quarter added to the daily LIBOR rate. This line expires on April 1, 2017. The amount outstanding under this line on September 30, 2016 was approximately $7.5 million with an interest rate of 3.2%. Our lender has a purchase money security interest in all our natural gas purchases utilizing funds advanced by the bank under the credit agreement and all proceeds of sale and accounts receivable from the sale of that gas. Pike also has a revolving line of credit of $2.0 million at an interest rate equal to LIBOR plus 2.75% with principal repayable on demand by the Lender. As of September 30, 2016, the amount outstanding on this line was $700,000 with an interest rate of 3.3125%.

To provide additional liquidity required for the purchase of Pike and other liquidity requirements, on December 16, 2015, the Board of Directors of the Holding Company declared a dividend of one subscription right for each share of common stock outstanding as of the record date of April 14, 2016, which was distributed to shareholders on or about April 28, 2016. Each non-transferable subscription right entitled the holder to purchase either: (i) one-eighth share of our 6% Series A Cumulative Preferred Stock, par value $0.01 per share, for $25.00 per share or (ii) one-sixth share of our 4.8% Series B Convertible Preferred Stock, par value $0.01 per share, for $20.75 per share, each of which is convertible in accordance with its terms into one share of common stock, subject to adjustment. The Company completed the rights offering on June 23, 2016. No fractional shares of preferred stock were issued. Of the 140,000 shares of Series A Cumulative Preferred Stock available, 105,303 shares were subscribed and of the 360,000 shares of Series B Convertible Preferred Stock available, 244,263 shares were subscribed. Of these shares 7,915 were purchased by the Company’s Rabbi Trust and are included as marketable securities on the consolidated balance sheet for approximately $197,000. The total cash received, less issuance costs, was approximately $7.5 million. Each shareholder exercising over-subscription rights was able to purchase all of the additional shares of preferred stock for which the shareholder subscribed. The issuance of preferred shares will also result in additional cash requirements for dividend payments.

On September 30, 2016, we had $36.9 million in long term debt outstanding. We repaid $764,005 during fiscal year 2016 consistent with the requirements of our debt instruments and refinancing activities.

Prior to April 2014, the Gas Company contracted with a third-party to manage its gas supply and storage. Starting in April 2014, the Gas Company assumed responsibility for managing its gas supply assets. At September 30, 2016, the Gas Company had 565,014 dekatherms at $903,007 in storage. As the result of these actions, we anticipate that the Gas Company will have sufficient gas to supply our customers for the 2016-2017 winter heating season. The contract with O&R should provide for sufficient electricity and natural gas to supply Pike for the 2016-2017 winter heating and summer cooling demand.

As of September 30, 2016, we believe that cash flow from operating activities and borrowings under our lines of credit will be sufficient to satisfy debt service requirements over the next twelve months. We believe modifications or refinancing of current debt amounts, as well as new debt and proceeds from equity will be required to satisfy our capital expenditures to finance our internal growth needs for the next twelve months.

Other Comprehensive Income

Until 2015, other comprehensive income (“OCI”) was comprised of unrealized gains or losses on securities available for sale as required by FASB ASC 320 and pension liability adjustments as required by FASB ASC 715. In fiscal year 2015, the Company determined that it met the criteria to record the minimum pension liability as a regulatory asset in accordance with ASC 980-715-25-5. Adjustments to OCI and regulatory assets were recorded in that year in accordance with ASC 980-715-25-8 because the criteria established was determined to have been met. The amount of the regulatory asset was $3,665,926. The increase to OCI was $2,748,238. For additional information, see Note 5 to the Notes to the Consolidated Financial Statements. Now OCI is comprised of unrealized gains or losses on securities available for sale and was $66,237 and ($98,749) for September 30, 2016 and 2015, respectively.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Contractual Obligations

The following tables summarize the Gas Company’s expected future contractual cash obligations as of September 30, 2016, and the twelve month periods over which they occur.

The aggregate maturities of long-term debt for each of the five years subsequent to September 30, 2016 are as follows:
2017	$5,558,156
2018	$3,745,604
2019	$3,812,603
2020	$3,894,393
2021	$12,055,575
2022+	$7,787,606

The estimated interest payments on the above debts are as follows:
2017	$1,258,222
2018	$1,029,974
2019	$898,984
2020	$765,863
2021	$569,389
2022+	$83,260

The estimated pension plan benefit payments are as follows:
2017	$1,162,055
2018	$1,183,273
2019	$1,248,018
2020	$1,358,644
2021	$1,410,391
2022+	$7,215,801

The projected benefit obligation of the benefit plan has been calculated based on the census and plan provisions, as well as a number of economic and demographic assumptions. The discount rate for the period ending September 30, 2016 is 4.2% and is assumed to be the rate going forward. A decrease in the discount rate of 1% could increase the projected benefit obligation by $3.1 million and an increase in the discount rate could decrease the obligation by $2.5 million. Either would impact the estimated pension plan payment for future periods.

Lines of Credit and Short Term Debt

On October 27, 2015, the Gas Company extended its line of credit agreement with Community Bank N.A. (“Community Bank”) in the amount of $8.5 million that originally was to expire on April 1, 2016. Borrowings outstanding on this line were $0 and $7,003,599 at September 30, 2016 and 2015, respectively. The maximum amount outstanding during the years ended September 30, 2016 and 2015 were $8,406,484 and $7,581,344, respectively. The interest rate was calculated as the 30-day Libor Rate plus 2.5%. As security for the Gas Company’s line of credit, Community Bank has a purchase money interest in all of our natural gas purchases utilizing funds advanced by Community Bank under the line-of-credit agreement and all proceeds of sale of the gas to customers and related accounts receivable. Under the terms of this line the Gas Company is required to maintain a debt to tangible net worth ratio of less than 2.5 to 1.0 and a debt service coverage ratio of 1.1 to 1.0. On September 30, 2015, the interest rate was 3.0%. This line of credit was closed in January 2016.

On October 19, 2015, Leatherstocking Gas and Five Star Bank entered into an agreement which allows Leatherstocking Gas to borrow up to $500,000 as a line-of-credit note with interest only payments due at a variable rate equal to the prime rate announced in the Wall Street Journal on a monthly basis. The note will convert to a permanent loan payable over five years on a ten year amortization schedule. When the loan converts, Leatherstocking Gas will decide on either a fixed rate or variable rate. There was a draw of $500,000, also on October 19, 2015. This required an investment of approximately $166,667 from each of the equity holders. Leatherstocking Pipeline is a guarantor of this loan. The interests of the Holding Company and Mirabito Regulated Industries, LLC in equal parts have been pledged as additional collateral. The purpose of this credit note is to finance the continued and additional infrastructure cost of the construction project in Northern Pennsylvania.

On August 17, 2015, the Gas Company entered into a Term Note and Agreement with M&T in the amount of $2,000,000 with an interest rate of 2.3 percentage points above LIBOR for the purpose of short term financing of mandated construction projects. The maturity date of this note was November 17, 2015. On October 14, 2015, the Gas Company entered into a Term Note and Agreement with M&T in the amount of $1,000,000 with an interest rate of 2.75 percentage points above LIBOR for the purpose of short term financing of mandated construction projects. The maturity date of this note was January 14, 2016. On November 6, 2015, the Gas Company entered into a Term Note and Agreement with M&T in the amount of $3,000,000 that consolidated the notes for $2,000,000 and $1,000,000 into a new note that had a maturity date of February 6, 2016. This note has an interest rate of 2.75 percentage points above LIBOR. This note was refinanced at maturity.

On January 27, 2016, the Gas Company entered into an agreement with M&T for a revolving line of credit of $8.0 million at a variable interest rate determined by the Gas Company’s funded debt to EBITDA ratio calculated ninety days after the end of each quarter added to the daily LIBOR rate. This line expires on April 1, 2017. The amount outstanding under this line on September 30, 2016 was approximately $7.5 million with an interest rate of 3.2%. The maximum amount outstanding during the year ended September 30, 2016 was $7,818,800. Our lender has a purchase money security interest in all our natural gas purchases utilizing funds advanced by the bank under the credit agreement and all proceeds of sale and accounts receivable from the sale of that gas.

On August 31, 2016, Pike entered into an agreement with M&T for a $2.0 million revolving line of credit at an interest rate equal to LIBOR plus 2.75% with principal repayable on demand by the Lender. As of September 30, 2016, Pike had drawn $700,000 at an interest rate of 3.3%. The agreement contains various affirmative and negative covenants of Pike including, (i) a total funded debt to tangible net worth ratio of not greater than 1.4 to 1.0, (ii) a total funded debt to EBITDA ratio of not greater than 3.75 to 1.0, and (iii) a minimum cash flow overage of not less than 1.1 to 1.0, with each of the financial covenants measured quarterly based on Pike’s trailing twelve month operating performance and fiscal quarterly financial statements commencing with the period ended September 30, 2017; compliance, accounting, and financial statement requirements, and prohibitions on changes in management or control, any sale of all or substantially all of its assets, acquisitions of substantially all the asset of any other entity, or other material changes to its business, purposes, structure or operations which could materially adversely affect Pike.

In addition, M&T Bank issued to O&R a letter of credit in the amount of $2.125 million as security for the obligations of Pike under the Transition Services Agreement, the Electric Supply Agreement and the Gas Supply and Gas Transportation Agreement, each, as amended, dated August 31, 2016, to provide for the provision by O&R of certain transition services for 12 months with up to six one month extensions, and three years of electric and gas supply for the customers of Pike, with up to three one-year extensions.

Regulatory Matters

Holding Company

On April 11, 2016, the Holding Company filed a petition in Case 16-G-0200 with the NYPSC, seeking a declaratory ruling that Public Service Law Section 70(4), which pertains to the acquisition of more than 10 percent of the voting capital stock of a gas corporation, does not apply to the exercise of rights to convert the 4.8% Series B Convertible Preferred Stock (see Note 8 – Stockholders Equity for additional information) to common stock of the Holding Company, or that, if that section is applicable at all to the Holding Company, there is no need for NYPSC approval under the statute because the relevant subscription rights are to be issued pro-rata to existing shareholders, thereby limiting the potential changes in relative ownership concentration that are the focus of Section 70(4). In the alternative, if the NYPSC determines that the statute applies to the conversion of preferred shares to common shares in the Holding Company, the Holding Company requested that the NYPSC approve such acquisition of common shares by shareholders of the Holding Company whose ownership interests exceed 10 percent of the Holding Company’s stock. On August 1, 2016, the NYPSC issued an order in Case 16-G-0200. Although the NYPSC declined to issue the requested declaratory ruling that Public Service Law 70(4) is inapplicable, the NYPSC approved the exercise of conversion rights on a Series B Convertible Preferred Stock by our three holders of 10% or more of our common stock. The three holders, our President Michael German, funds controlled or with investments managed by Mario Gabelli, and the Article 6 Marital Trust under the First Amended and Restated Jerry Zucker Revocable Trust, reported on filings with the U.S. Securities and Exchange Commission that they acquired 57,936, 73,398 and 0 shares of our Series B Convertible Preferred Stock, respectively. There can be no assurance that any of such shares will actually be converted into our common stock.

The Holding Company’s primary business, through its subsidiaries Corning Gas and Pike, is regulated by the NYPSC and PAPUC, among other agencies.

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

On July 15, 2015, the Company, NYPSC Staff and the other parties to Case 11-G-0280 filed a Joint Proposal for Extension of Gas Rate Plan (“Extension Joint Proposal”). This Extension Joint Proposal settled all contested issues among the parties pertaining to a two-year extension, with modifications, of the original 2012 Joint Proposal’s three year Gas Rate Plan. Except as modified by the Extension Joint Proposal, the terms of the 2012 Joint Proposal continue in effect and the delivery rates established by the 2012 Joint Proposal continue in effect through April 30, 2017. The Extension Joint Proposal provided for the Gas Company to establish a “Safety and Reliability” customer surcharge on its customers to recover certain carrying costs on approved infrastructure improvements for the period of the extension. The Extension Joint Proposal also resolved a property tax issue and requires the Gas Company to return to customers a “Gas System Benefit Charge” over collection (a regulatory liability of the Gas Company) over a three year period. In addition, the Extension Joint Proposal reduced the 2012 Joint Proposal’s Return on Equity (“ROE”) threshold for the commencement of sharing by customers of excess earnings, from 9.5% to 9.0%, thereby increasing the opportunity for customer sharing at various ROE levels above that threshold. On October 19, 2015, the NYPSC adopted the terms of the Extension Joint Proposal, including the Safety and Reliability Charge which permits the Gas Company to collect approximately $466,000 in the first twelve months (May 1, 2015 through April 30, 2016), and approximately $575,000 in the second twelve months (May 1, 2016 through April 30, 2017), of the extended Gas Rate Plan, for a total of approximately $1,041,000. Due to the timing of the NYPSC order adopting the Extension Joint Proposal, the collection period was condensed and started November 1, 2015; it will end April 30, 2017. The return of the Gas System Benefit Charge over-collection and elimination of its prospective collection (a regulatory liability) partially offset the collections on the Safety and Reliability Charge, resulting in a total cash flow increase expected over the two year term of the Extension Joint Proposal of approximately $426,000.

The Gas Company, on August 6, 2015, filed a petition in Case 15-G-0460 seeking authority to issue $34,768,837 in long term debt to fund its capital expenditures for the period 2015-2021. The amount requested in the petition reflected the deduction of $1,440,223, the amount by which previous issuances had exceeded the authorized amount. In an order issued on January 21, 2016, in Case 15-G-0460 (the “Financing Order”), the NYPSC authorized the Gas Company to issue by December 31, 2017, a total of $28.4 million of long-term debt to cover refinancing of existing long- and short-term debt and issuance of new long-term debt. That authorization included refinancing of $15.3 million of existing long-term debt and $13.1 million in new long-term debt. The latter amount includes refinancing of existing short-term debt and financing of new capital expenditures and sinking fund payments. The $17.4 million consolidated loan and separate $4.2 million loan with M&T Bank, as described in “Liquidity and Capital Resources,” were entered into on January 27, 2016 pursuant to the NYPSC Financing Order. In the Financing Order, the NYPSC limited the authorization of new long-term debt to the amount required to address financing needs through 2017 and required the Gas Company to consult with the NYPSC, before filing a financing petition to address needs beyond 2017. For the refinancing of existing debt, the NYPSC’s authorization was granted on the condition that the Gas Company demonstrate savings on a net present value basis or provides proof of other benefits prior to each financing.

On April 13, 2016, the Gas Company filed a petition in Case 16-G-0204 with the NYPSC, to defer leak repair and survey costs over and above the amounts permitted to be recovered in rates for 2015. In this petition we requested that the incremental cost of $349,547 together with the associated income tax effect, be deferred and recovered in a manner to be established in future rate proceedings. The company has recognized this deferral in the quarter ended March 31, 2016. It is anticipated that, if the petition is granted, the length of time these costs will be amortized may be decided as part of the pending NYPSC case (Case 16-G-0369, described below) to determine base rates.

On June 17, 2016, the Gas Company made a filing with the NYPSC, in Case 16-G-0369, for a three-year plan to implement a levelized increase in revenues from gas delivery service of $3,463,287 in each year over the period June 1, 2017 through May 31, 2020, resulting in total bill impacts on customers in each year of 10.4 percent. The filing also indicated the Gas Company’s openness to developing a staged increase or, alternatively, a surcharge mechanism intended to permit recovery from customers of certain limited costs over the subsequent two year-year period ending May 31, 2022. The filing with the NYPSC reflects a return on equity of 10.2 percent and pro-forma equity ratios of 50.03 percent, 50.82 percent and 49.96 percent for the 12-month periods ending May 31, 2018, 2019 and 2020, respectively. In view of the Gas Company’s relatively small size and to enhance access to capital markets, the filing proposes the use of an equity ratio of 50 percent. In addition, the total revenue requirement to be recovered in levelized base rates includes $2,643,980 of costs, including property tax and other deferrals plus plant subject to the Safety and Reliability Charge that are currently being paid by customers through the Delivery Rate Adjustment and the Safety and Reliability Charge. The transfer of those costs therefore contributes to the proposed increase in base rates. The Gas Company has proposed in the rate filing that the NYPSC permit it to earn an incentive on the allowed return on equity if it exceeds certain targets set by the NYPSC up to a maximum of 60 basis points (0.60 percent). Pursuant to the rate filing, many other aspects of the Gas Company’s current rate plan would remain in effect with little or no changes. The Gas Company and the other parties to Case 16-G-0369 have engaged in settlement negotiations with the objective of reaching a mutually acceptable joint proposal, resolving contested issues that can be presented to the NYPSC for its consideration. If an acceptable joint proposal cannot be agreed upon, the case would be litigated. In either event, the Gas Company does not anticipate that a decision on new rates will be issued prior to mid-May 2017. The NYPSC may adopt rates for a multi-year period, as proposed in the filing, or it may adopt rates for a shorter period, such as a single year.

Pike

The acquisition of Pike was subject to the approval of the PAPUC. At its public meeting held on August 11, 2016, the PAPUC approved the Recommended Decision of the Administrative Law Judge, dated June 30, 2016, which approved the Joint Petition for Full Settlement of the Joint Application of Pike, O&R and the Company, and the Pennsylvania Office of Consumer Advocate and the Pennsylvania Officer of Small Business Advocate (the “Settlement”). The Settlement requires Pike and the Holding Company to take a variety of actions including, among a series of other matters, hiring a general manager and other staffing of Pike, which had no employees when owned by O&R, and not filing for a rate increase prior to March 1, 2018.

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

Accounting for Business Combinations

The Company applies the acquisition method of accounting for business acquisitions in accordance with ASC Topic 805, Business Combinations. As an acquirer for accounting purposes, the Company has estimated the fair value of Pike’s assets and liabilities assumed and ensured that the accounting policies of Pike were consistent with that of the Company. ASC requires that when fair value of the net assets acquired exceeds the purchase price, resulting in a bargain purchase of assets, the acquirer must reassess the reasonableness of the values assigned to all of the net assets acquired, liabilities assumed and consideration transferred. The Company performed such assessment and concluded that the values assigned for the acquisition were reasonable. Purchase price allocations are subject to revision within the measurement period, not to exceed one year from the date of acquisition. Administration costs to acquire a business may include, but are not limited to, fees for accounting, legal and valuation services and are expensed as incurred in the Consolidated Statements of Comprehensive Income. In the case of the acquisition of Pike, many factors contributed to a bargain purchase. O & R primarily operates in New York and New Jersey, and having an operation in Pennsylvania created numerous additional operating costs given its differing jurisdiction. Additionally, Pike represented approximately 6,000 customers as compared to O & R’s overall customer base of over 100,000. Thus, the incremental operating costs were not economically viable for O & R. Another factor contributing to the bargain purchase is that the market for utility companies the size of Pike is relatively small, which resulted in a limited number of bidders. We recognized this bargain purchase net of deferred tax.

Accounting for Utility Revenue and Cost of Gas Recognition

Corning Gas records revenues from residential and commercial customers based on meters read on a cycle basis throughout each month, while certain large industrial and utility customers’ meters are read at the end of each month. Corning Gas does not accrue revenue for gas delivered but not yet billed, as the NYPSC requires that such accounting be adopted during a rate proceeding, which we have not done. Currently Corning Gas does not anticipate adopting unbilled revenue recognition nor does it believe it would have a material impact on financial results. Our tariffs contain mechanisms that provide for the recovery of the cost of gas applicable to firm customers, which includes estimates. Under these mechanisms, we periodically adjust rates to reflect increases and decreases in the cost of gas and electricity. Annually, we reconcile the difference between the total gas costs collected from customers and the cost of gas. We defer any excess or deficiency and subsequently either recover it from, or refund it to, customers over the following twelve-month period for gas. Quarterly, we reconcile the difference between electric costs collected from customers and the cost of electricity. The Default Service Charges for electricity are adjusted every quarter. To the extent estimates are inaccurate; a regulatory asset on the balance sheet is increased or decreased. Leatherstocking Gas reads all meters at the end of the month and therefore has no unbilled. Pike accrues for unbilled revenue monthly for customer meters read in current month and not billed until the next month. Those revenues are provided monthly by O&R as part of the TSA and are recognized as an unbilled revenue asset, separate from customer accounts receivable.

Accounting for Regulated Operations - Regulatory Assets and Liabilities

Corning Gas is subject to regulation by NYPSC and Pike is subject to regulation by the PAPUC. We record the results of our regulated activities in accordance with Financial Accounting Standards Board (FASB) ASC 980 (prior authoritative literature: Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation”), which results in differences in the application of generally, accepted accounting principles between regulated and non-regulated businesses. FASB ASC 980 requires the recording of regulatory assets and liabilities for certain transactions that would have been treated as revenue and expense in non-regulated businesses. In certain circumstances, FASB ASC 980 allows entities whose rates are determined by third-party regulators to defer costs as "regulatory" assets in the balance sheet to the extent that the entity expects to recover these costs in future rates. Management believes that currently available facts support the continued application of FASB ASC 980 and that all regulatory assets and liabilities are recoverable or refundable through the regulatory environment.

In fiscal year 2015, the Company determined that it met the criteria to record the minimum pension liability as a regulatory asset in accordance with ASC 980-715-25-5. Adjustments to OCI and regulatory assets were recorded in the current year in accordance with ASC 980-715-25-8, because the criteria established was determined to be met in the current period. The amount of the regulatory asset was $3,665,926. The increase to OCI was $2,748,238. Factors considered include consistent recovery of the pension costs on an accrual basis historically and in the current rate case, no indication of expected changes to recovery, and the existence of a reconciliation process to track the recovery of these costs. For these reasons management determined the Gas Company meets the criteria as set forth in ASC 980-725-25-5. For additional information, see Note 5 to the Notes to the Consolidated Financial Statements.

Accounting for Income Taxes

The Holding Company uses the asset and liability method to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Holding Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. Such deferred tax assets and liabilities will be adjusted for the effects of enacted changes in tax laws and rates. Additionally, as discussed in Note 1(u) of the Notes to the Consolidated Financial Statements, we early adopted accounting guidance related to recording deferred tax assets and liabilities as long-term as of September 30, 2016 and retrospectively applied it to the year ended September 30, 2015.

Accounting for the Compressor Station

The Gas Company bought an $11 million compressor station and $2.1 million pipeline from a local producer for two dollars in fiscal 2011. Although the Company has effectively acquired new plant with an original cost of $13.1 million, only two dollars was recognized on the Balance Sheet in accordance with the Uniform System of Accounts (313.2) which states that in the case of gas plant contributed to the utility, gas plant accounts shall be charged only with such expenses, if any, incurred by the utility. Please see Note 1(r) of the Notes to the Consolidated Financial Statements “311 Transportation Agreement/Compressor Station” for additional information.

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

Pension and Post-Retirement Benefits

The amounts reported in our financial statements related to pension and other post-retirement benefits are determined on an actuarial basis, which requires the use of many assumptions in the calculation of such amounts. These assumptions include the discount rate, the expected return on plan assets, the rate of compensation increase and, for other post-retirement benefits, the expected annual rate of increase in per capita cost of covered medical and prescription benefits. Changes in actuarial assumptions and actuarial experience could have a material impact on the amount of our pension and post-retirement benefit costs and funding requirements. For the period ended September 30, 2015, the discount rate was prepared by utilizing an analysis of the plan’s expected future cash flows and high-quality fixed-income investments currently available and expected to be available during the period to maturity of the pension benefits. The discount rate used is an estimate of the rate at which a defined benefit pension plan could settle its obligations. Rather than using a rate and curve developed using a bond portfolio, this method selects individual bonds to match to the expected cash flows of the Plan. Management feels this provides a more accurate depiction of the true cost to the plan to settle the obligations as the Plan could theoretically go into the marketplace and purchase the specific bonds used in the analysis in order to settle the obligations of the Plan. In 2015, the mortality assumption used was the RP-200 annuitant/non-annuitant Mortality Table for Males and Females with generational improvements projected using scale BB. The change in discount rate from 5.07% to 5.22% did not have a significant effect on the benefit obligation in 2015. In 2016, the mortality assumption was changed to the sex-distinct RP-2014 Mortality Tables with improvements projected using Scale MP-2016 on a fully generational basis. This change reduced the benefit obligation. The change in discount rate from 5.22% to 4.20% increased the benefit obligation. The net effect of changes to the assumptions and discount rate is an increase of approximately $1.6 million to the pension benefit obligation. However, we expect to recover substantially all our net periodic pension and other post-retirement benefit costs attributed to employees in accordance with NYPSC authorization. For financial reporting purposes, the difference between the amounts of such costs as determined under applicable accounting principles is recorded as either a regulatory asset or liability.

Preferred Stock and Temporary Equity

This is a new accounting policy effective for fiscal 2016. The Holding Company classifies conditionally redeemable convertible preferred shares, which includes preferred shares subject to redemption upon the occurrence of uncertain events not solely within control of the Holding Company, as temporary equity in the mezzanine section of the balance sheet, in accordance with the guidance enumerated in FASB ASC No. 480-10 "Distinguishing Liabilities from Equity". The Company also analyzes the embedded conversion feature for bifurcation, based on whether the host instrument has more equity-like or debt-like characteristics. Dividends are recorded as a reduction to retained earnings and issuance costs reduce the initial proceeds and are then accreted over the life of the instrument to the redemption amount.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains statements which, to the extent they are not recitations of historical facts, constitute "forward-looking statements" within the meaning of the Securities Litigation Reform Act of 1995 (Reform Act). The words "estimate", "project", "anticipate", "expect", "intend", "believe", "could" and similar expressions are intended to identify forward-looking statements. All such forward-looking statements are intended to be subject to the safe harbor protection provided by the Reform Act. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be achieved. As forward looking statements, these statements involve risks, uncertainties and other factors that could cause actual results to differ materially from the expected results. Accordingly, actual results may differ materially from those expressed in any forward looking statements. Factors that could cause results to differ materially from our management's expectations include, but are not limited to, those listed under Item 1A - "Risk Factors" of this Annual Report on Form 10-K for the fiscal year ended September 30, 2015, and in our Prospectus, dated April 15, 2016, forming a portion of our Registration Statement on Form S-1 (File No. 333-208943), filed with the Securities and Exchange Commission on April 25, 2016, in addition to:

*	the effect of any interruption in our supply of natural gas or electricity or a substantial increase in the price of natural gas or electricity,
*	our ability to successfully negotiate new supply agreements for natural gas as they expire, on terms favorable to us, or at all,
*	the effect on our operations of any action by the NYPSC or PAPUC,
*	the effect of any litigation,
*	the effect on our operations of unexpected changes in any other applicable legal or regulatory requirements,
*	the amount of natural gas produced and directed through our pipeline by producers,
*	our ability to obtain additional equity or debt financing to fund our capital expenditure plans and for general corporate purposes,
*	our successful completion of various capital projects and the use of pipeline, compressor stations and storage by customers and counterparties at levels consistent with our expectations,
*	our successful completion of the acquisition of Pike and the integration of the acquired business into our current operations.
*	our ability to retain the services of our senior executives and other key employees,
*	our vulnerability to adverse general economic and industry conditions generally and particularly the effect of those conditions on our major customers,
*	the effect of any events in our transportation and delivery facilities, and
*	competition to our gas supply and transportation business from other pipelines.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are filed with this Form 10-K:

Report of Freed Maxick CPAs, P.C., Independent Registered Public Accounting Firm

Consolidated Financial Statements:

Consolidated Balance Sheets as of September 30, 2016 and 2015

Consolidated Statements of Income (Loss) for the years ended September 30, 2016 and 2015

Consolidated Statements of Comprehensive Income (Loss) for the years ended September 30, 2016 and 2015

Consolidated Statements of Stockholders’ Equity for the years ended September 30, 2016 and 2015

Consolidated Statements of Cash Flows for the years ended September 30, 2016 and 2015

Notes to Consolidated Financial Statements

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2016, the Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. Based upon the Company’s evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2016.

Management’s Report on Internal Controls over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal controls over financial reporting as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). The Company’s internal controls over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements. Our internal controls over financial reporting is supported by appropriate reviews by management, written policies and guidelines, careful selection and training of qualified personnel, and a written Code of Conduct adopted by our Company’s Board of Directors, applicable to all Company Directors and all officers and employees of our Company.

The Audit Committee of our Company’s Board of Directors meets with the independent public accountants and management periodically to discuss internal controls over financial reporting and auditing and financial reporting matters. The Audit Committee reviews with the independent public accountants the scope and results of the audit effort. The Audit Committee’s Report will be reported in the Proxy Statement issued in connection with the Company’s 2017 Annual Meeting of Shareholders.

The Company’s management, including the Company’s chief executive officer and chief financial officer, assessed the effectiveness of the Company’s internal controls over financial reporting as of September 30, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework from 2013. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our internal controls over financial reporting was effective as of September 30, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that was conducted during the last fiscal quarter for the Holding Company, the Gas Company, the Appliance Company and the Joint Ventures, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are in the process of putting together additional controls for Pike.

ITEM 9B - OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated herein by reference to the Registrant’s definitive Proxy Statement relating to its 2017 Annual Meeting of Shareholders (the "Proxy Statement"), under the captions "Board of Directors," "Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Code of Business Conduct and Ethics" or an amendment to this Annual Report in Form 10-K. The Proxy Statement, or an amendment to this Annual Report on Form 10-K containing the required information, will be filed with the SEC prior to January 28, 2017.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is contained under the caption "Executive Compensation” in the Proxy Statement and incorporated herein by reference or an amendment to this Annual Report on Form 10-K. The Proxy Statement, or an amendment to this Annual Report on Form 10-K containing the required information, will be filed with the SEC prior to January 28, 2017.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required with respect to security ownership of certain beneficial owners is set forth under the caption "Principal Shareholders" and "Equity Compensation Plan Information at September 30, 2016" in the Proxy Statement and incorporated herein by reference or an amendment to this Annual Report on Form 10-K. The Proxy Statement, or an amendment to this Annual Report on Form 10-K containing the required information, will be filed with the SEC prior to January 28, 2017.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is contained under the caption "Certain Relationships and Related Transactions" and "Director Independence" in the Proxy Statement and incorporated herein by reference or an amendment to this Annual Report on Form 10-K. The Proxy Statement, or an amendment to this Annual Report on Form 10-K containing the required information, will be filed with the SEC prior to January 28, 2017.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 will be contained under the caption "Audit Committee Report - Principal Accounting Fees and Services" in the Proxy Statement and incorporated herein by reference or an amendment to this Annual Report on Form 10-K. The Proxy Statement, or an amendment to this Annual Report on Form 10-K containing the required information, will be filed with the SEC prior to January 28, 2017.

PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statement Schedules (see Item 8 Financial Statements and Supplementary Data)

(b) Exhibits

Exhibits incorporated by reference for filings made before January 1, 1995 may be found in the Company's Commission File 0-643

Exhibit No.	Description
2.1	Agreement and Plan of Exchange, dated September 12, 2013, between the Gas Company and Holding Company (filed as Exhibit 2.1 to the Holding Company’s Registration Statement on Form S-4 (No. 333-190348 (the “Form S-4”))
3.1	The Holding Company’s Certificate of Incorporation, (included as Exhibit B to the Proxy Statement/Prospectus forming portion of the Form S-4)
3.2	Certificate of Exchange, dated November 6, 2013, consented to by the New York Public Service Commission on November 8, 2013, and filed with the New York Department of State on November 12, 2013
3.3	Amended and Restated Bylaws of Corning Natural Gas Holding Corporation, effective June 2, 2014 (incorporated by reference to Exhibit 3.2 of the Holding Company's Current Report on Form 8-K dated June 2, 2014 and filed on June 3, 2014)
3.4	The Holding Company's Certificate of Amendment of the Certificate of Incorporation, (included as Exhibit 3.1 of February 2016 8-K)
3.5	Certificate of Amendment to the Certificate of Incorporation of the Holding Company with respect to the number, designation, relative rights, preferences and limitations of the 6% Series A Cumulative Preferred Stock and the Series B Convertible Preferred Stock (incorporated by reference to Exhibit 10.1 of the Holding Company's Current Report on on Forms 8-K, dated February 4, 2016 and filed on February 9, 2016)
3.6	The Gas Company's Restated Certificate of Incorporation (incorporated by reference to the Gas Company's Current Report on Form 8-K dated October 2, 2007)
3.7	Second Amended and Restated By-Laws if the Gas Company (incorporated by reference to Annex D to the Gas Company's Definitive Proxy Statement originally filed on April 24, 2007)
3.8	Certificate of Amendment of the Certificate of Incorporation of the Holding Company with respect to the authorized number of shares of the 6% Series A Cumulative Preferred Stock and the Series B Convertible Preferred Stock (incorporated by reference to Exhibit 10.1 of the Holding Company's Current Report on Form 8-K dated March 30, 2016, and filed on March 31, 2016)
4.1	See Exhibits 3.1 and 3.2 for provisions in the Holding Company’s Certificate of Incorporation and By-laws defining the rights of holders of the Holding Company Common Stock
4.2*	Amended and Restated 2007 Stock Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 10-Q dated August 12, 2009)
4.3	Dividend Reinvestment Plan (filed as Exhibit 4.3 of the Company’s Registration Statement on Form S-1 (No. 333-182386), originally filed with the Securities and Exchange Commission on June 28, 2012)
10.1*	Employment Agreement dated November 30, 2006 between Michael German and the Company (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated November 30, 2006)
10.2*	Amended and Restated Severance Agreement effective August 18, 2006 between the Company and Kenneth J. Robinson (incorporated by reference to Exhibit 10.18 of the Company’s Current Report on Form 8-K dated August 14, 2006)
10.3*	First Amendment to Employment Agreement between Michael I. German and the Company dated December 31, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 10-Q dated August 12, 2009)
10. 4	Amended and Restated 2007 Stock Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 10-Q dated August 12, 2009)
10.5	Commercial Promissory Note between the Company and Community Bank, N.A. dated March 31, 2010 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K dated May 7, 2010)
10.6	Commercial Security Agreement between the Company and Community Bank, N.A. dated March 31, 2010 (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K dated May 7, 2010)
10.7	Commercial Security Agreement between the Company and Community Bank, N.A. dated March 31, 2010 (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K dated May 7, 2010)
10.8	Commitment Letter between the Company and Manufacturers and Traders Trust Company dated May 10, 2010 (incorporated by reference to Exhibit 10.16 of the Company’s Current Report on Form 10-Q dated May 12, 2010)
10.9	Negotiated 311 Gas Transportation Agreement between the Company and Talisman Energy USA, Inc. dated May 13, 2010, with confidential portions redacted. Confidential information omitted and filed separately with the SEC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated May 21, 2010)
10.10	Multiple Disbursement Term Note between the Company and Manufacturers and Traders Trust Company dated July 14, 2011 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated July 14, 2011)
10.11	Letter of Credit Agreement between the Company and Manufacturers and Traders Trust Company dated July 14, 2011 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated July 14, 2011)
10.12	Promissory Note between the Company and Five Star Bank dated September 1, 2011 (incorporated by reference the Company’s Current Report on Form 10-K, dated December 28, 2012)
10.13*	Form of Change of Control Agreement between the Company and Firouzeh Sarhangi, Stanley G. Sleve, Matthew J. Cook and Russell Miller dated April 17, 2012 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated April 17, 2012)
10.14*	Settlement and Release Agreement between the Company and Thomas K. Barry dated December 30, 2011 (incorporated by reference to Exhibit 10.30 of the Company’s Registration Statement on Form S-1 (No. 333-182386), originally filed with the Securities and Exchange Commission on June 28, 2012)
10.15	Operating Agreement of the Leatherstocking Pipeline Company, LLC (incorporated by reference to Exhibit 10.31 of the Company’s Registration Statement on Form S-1 (No. 333-182386), originally filed with the Securities and Exchange Commission on June 28, 2012)
10.16	Operating Agreement of the Leatherstocking Gas Company, LLC (incorporated by reference to Exhibit 10.32 of the Company’s Registration Statement on Form S-1 (No. 333-182386), originally filed with the Securities and Exchange Commission on June 28, 2012)
10.17	Line of Credit Agreement between the Company and Community Bank N.A. dated July 27, 2012 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated July 30, 2012)
10.18	Term Loan Agreement between the Company and Community Bank N.A. dated July 27, 2012 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated July 30, 2012)
10.19	Promissory Note in the principal amount of $250,000 payable by the Company to Five Star Bank dated August 13, 2012 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated August 15, 2012)
10.20	Promissory Note in the principal amount of $250,000 payable by the Company to Five Star Bank dated August 13, 2012 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated August 15, 2012)
10.21*	Form of Restricted Stock Agreement – Officers under the Corning Natural Gas Corporation’s Amended and Restated 2007 Stock Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated December 11, 2012)
10.22*	Form of Restricted Stock Agreement - Non-employee Directors under the Corning Natural Gas Corporation’s Amended and Restated 2007 Stock Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated December 11, 2012)
10.23	Commercial Line of Credit Agreement and Note as of June 21, 2013 by and between Corning Natural Gas Corporation and Community Bank N.A. (incorporated by reference to Exhibit 10.2 of The Company’s Current Report on Form 8-K dated June 21, 2013)
10.24	Addendum to Commercial Line of Credit Agreement and Note dated June 21, 2013 by and between Corning Natural Gas Corporation and Community Bank N.A. (incorporated by reference to Exhibit 10.3 of The Company’s Current Report on Form 8-K dated June 21, 2013)
10.25	Agreement to Cancel Security Agreement dated June 21, 2013 by and between Corning Natural Gas Corporation and Community Bank N.A. (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K dated June 21, 2013)
10.26	Replacement Multiple Disbursement Term Note, dated as of September 3, 2013, by and between the Company and M&T Bank (incorporated by reference to Exhibit 10.1 of The Company’s Current Report on Form 8-K dated September 3, 2013)
10.27	Replacement Term Note, dated as of September 3, 2013, by and between the Company and M&T Bank (incorporated by reference to Exhibit 10.2 of The Company’s Current Report on Form 8-K dated September 3, 2013)
10.28	Multiple Disbursement Term Note, dated as of September 3, 2013, by and between the Company and M&T Bank (incorporated by reference to Exhibit 10.3 of The Company’s Current Report on Form 8-K dated September 3, 2013)
10.29	Specific Security Agreement, dated as of September 3, 2013, by and between the Company and M&T Bank (incorporated by reference to Exhibit 10.4 of The Company’s Current Report on Form 8-K dated September 3, 2013)
10.30	Letter of Commitment between the Company and Community Bank N.A. (incorporated by reference to Exhibit 10.1 of the Holding Company’s Current Report on Form 8K dated March 25, 2014)
10.31	Commercial Line of Credit Agreement between the Company and Community Bank N.A. (incorporated by reference to Exhibit 10.2 of the Holding Company’s Current Report on Form 8K dated March 25, 2014)
10.32	Stock Purchase Agreement between the Holding Company and Article 6 Marital Trust under the First Amended and Restated Jerry Zucker Revocable Trust Dated April 2, 2007, dated April 7, 2014
10.33	Stock Purchase Agreement between the Holding Company and the Retirement Plan for the L.S. Starret Company with QCI Management, Inc., as Registered Investment Advisor dated April 14, 2014
10.34	Stock Purchase Agreement between the Holding Company and DBH, LLC with QCI Asset Management, Inc., as Registered Investment Advisor dated April 14, 2014
10.35	Stock Purchase Agreement between the Holding Company and Cold Spring Construction Profit Sharing Plan with QCI Asset Management, Inc., as Registered Investment Advisor dated April 14, 2014
10.37	Stock Purchase Agreement between the Holding Company and Timothy E. Delaney with QCI Asset Management, Inc., as Registered Investment Advisor dated April 14, 2014
10.38	Stock Purchase Agreement between the Holding Company and Robert B. Johnston dated April 16, 2014
10.39	Multiple Disbursement Note between the Company and Manufacturers and Traders Trust Company dated July 3, 2014 (incorporated by reference to Exhibit 10.1 of the Holding Company's Current Report on Form 8-K dated July 3, 2014 and filed on July 10, 2014 (the "July 2014 8-K"))
10.40	Credit Agreement between the Company and Manufacturers and Traders Trust Company dated July 3, 2014 (incorporated by reference to Exhibit 10.2 of the July 2014 8-K)
10.41	Term Note between the Company and Manufacturers and Traders Trust Company dated July 3, 2014(incorporated by reference to Exhibit 10.3 of the July 2014 8-K)
10.42	Credit Agreement between the Company and Manufacturers and Traders Trust Company dated July 3, 2014 (incorporated by reference to Exhibit 10.4 of the July 2014 8-K)
10.43	Loan Agreement between Leatherstocking Gas Company, LLC and Leatherstocking Pipeline Company, LLC and Five Star Bank dated August 28, 2014 (incorporated by reference to Exhibit 10.1 of the September 2014 8-K)
10.44	Line of Credit Note between Leatherstocking Gas Company, LLC and Five Star Bank dated August 28, 2014 (incorporated by reference the Exhibit 10.2 of the September 2014 8-K)
10.45	General Security Agreement between Leatherstocking Gas Company, LLC and Five Star Bank dated August 27, 2014 (incorporated by reference to Exhibit 10.3 of the September 2014 8-K)
10.46	General Security Agreement between Leatherstocking Pipeline Company, LLC and Five Star Bank dated August 27, 2014 (incorporated by reference to Exhibit 10.4 of the September 2014 8-K)
10.47	Unlimited Continuing Guarantee between Leatherstocking Pipeline, LLC and Five Star Bank dated August 27, 2014 (incorporated by reference to Exhibit 10.5 of the September 2014 8-K)
10.48	Pledge and Security Agreement between Corning Natural Gas Holding Corporation and Mirabito Regulated Industries, LLC with Five Star Bank dated August 27, 2014 (incorporated by reference to Exhibit 10.6 of the September 2014 8-K)
10.49	Pledge and Security Agreement between Corning Natural Gas Holding Corporation and Mirabito Regulated Industries, LLC with Five Star Bank dated August 27, 2014 (incorporated by reference to Exhibit 10.7 of the September 2014 8-K)
10.50	Commitment Letter between the Holding Company and Manufacturers and Traders Trust Company dated September 9, 2015 ( incorporated by reference to Exhibit 10.50 of the September 2015 10-K)
10.51	Loan Agreement between Leatherstocking Gas Company, LLC and Leatherstocking Pipeline Company, LLC and Five Star Bank dated October 19, 2015 (incorporated by reference to Exhibit 10.1 of the October 2015 8-K)
10.52	Line of Credit Note between Leatherstocking Gas Company, LLC and Five Star Bank dated October 19, 2015 (incorporated by reference the Exhibit 10.2 of the October 2015 8-K)
10.53	General Security Agreement between Leatherstocking Gas Company, LLC and Five Star Bank dated October 13, 2015 (incorporated by reference to Exhibit 10.3 of the October 2015 8-K)
10.54	General Security Agreement between Leatherstocking Pipeline Company, LLC and Five Star Bank dated October 14, 2015 (incorporated by reference to Exhibit 10.4 of the October 2015 8-K)
10.55	Unlimited Continuing Guarantee between Leatherstocking Pipeline, LLC and Five Star Bank dated October 14, 2015 (incorporated by reference to Exhibit 10.5 of the October 2015 8-K)
10.56	Stock Purchase Agreement between the Holding Company and Orange and Rockland Utilities, Inc. dated October 13, 2015 (incorporated by reference to Exhibit 10.56 of the September 2015 10K)
10.57	Credit Agreement between the Gas Company and Manufacturers and Traders Trust Company, dated January 27, 2016 (incorporated by reference to Exhibit 10.1 of January 2016 8-K)
10.58	Term Note between the Gas Company and Manufacturers and Traders Trust Company , dated January 27, 2016 (incorporated by reference to Exhibit 10.1 of January 2016 8-K)
10.59	LIBOR Rate Rider to Term Note between the Gas Company and Manufacturers and Traders Trust Company , dated January 27, 2016 (incorporated by reference to Exhibit 10.1 of January 2016 8-K)
10.60	Daily Adjusting Revolving Line Note between the Gas Company and Manufacturers and Traders Trust Company , dated January 27, 2016 (incorporated by reference to Exhibit 10.1 of January 2016 8-K)
10.61	Multiple Disbursement Term Note between the Gas Company and Manufacturers and Traders Trust Company , dated January 27, 2016 (incorporated by reference to Exhibit 10.1 of January 2016 8-K)
10.62	LIBOR Rate Rider to Multiple Disbursement Term Note between the Gas Company and Manufacturers and Traders Trust Company , dated January 27, 2016 (incorporated by reference to Exhibit 10.1 of January 2016 8-K)
10.63	General Security Agreement between the Gas Company and Manufacturers and Traders Trust Company, dated January 27, 2016 (incorporated by reference to Exhibit 10.1 of January 2016 8-K)
10.64	Credit Agreement between the Gas Company and M&T Bank dated January 27, 2016 (incorporated by reference to Exhibit 10.1 of the February 2016 8-K)
10.65	Term Note between the Gas Company and M&T Bank, dated January 27, 2016, in the principal amount of $17,400,000 (incorporated by reference to Exhibit10.2 of the February 2016 8-K)
10.66	LIBOR Rate Rider to $17,400,000 Term Note (incorporated by reference to Exhibit 10.3 of the February 2016 8-K)
10.67	Daily Adjusting Revolving Line Note between the Gas Company and M&T Bank, dated January 27, 2016, (incorporated by reference to Exhibit 10.4 of the February 2016 8-K)
10.68	Multiple Disbursement Term Note from the Gas Company to M&T Bank in maximum principal amount of $4,200,000 dated January 27, 2016 (incorporated by reference to Exhibit 10.5 of the February 2016 8-K)
10.69	LIBOR Rate Rider to $4,200,000 Multiple Disbursement Term Note (incorporated by reference to Exhibit 10.6 of the February 2016 8-K)
10.70	General Security Agreement between the Gas Company and M&T Bank, dated January 27, 2016, (incorporated by reference to Exhibit 10.7 of the February 2016 8-K)
10.71	Line of Credit/Term Note between Leatherstocking Gas (Borrower), Leatherstocking Pipeline (Guarantor) and Five Star Bank, dated July 11, 2016 (incorporated by reference to Exhibit 10.1 of the June 2016 10-Q)
10.72	Loan Agreement between Leatherstocking Gas (Borrower) and Leatherstocking Pipeline (Guarantor) and Five Star Bank, dated July 11, 2016 (incorporated by reference to Exhibit 10.2 of the June 2016 10-Q)
10.73	General Security Agreement between Leatherstocking Gas and Five Star Bank dated July 11, 2016 (incorporated by reference to Exhibit 10.3 of the June 2016 10-Q)
10.74	General Security Agreement between Leatherstocking Pipeline and Five Star Bank dated July 11, 2016 (incorporated by reference to Exhibit 10.4 of the June 2016 10-Q)
10.75	Credit Agreement, dated August 31, 2016, between Pike County Light & Power Company and M&T Bank (incorporated by reference to Exhibit 10.1 of the September 2016 8-K)
10.76	Term Note, dated August 31, 2016, between Pike County Light & Power Company and M&T Bank in the principal amount of $12,000,000 (incorporated by reference to Exhibit 10.2 on the September 2016 8-K)
10.77	Daily Adjusting LIBOR Revolving Line Note, dated August 31, 2016, between Pike County Light & Power Company and M&T Bank in the maximum principal amount of $2,000,000 (incorporated by reference to Exhibit 10.3 on the September 2016 8-K
10.78	General Security Agreement, dated August 31, 2016, from Pike County Light & Power Company to M&T Bank (incorporated by reference to Exhibit 10.4 on the September 2016 8-K)
10.79	Continuing Guaranty, dated August 31, 2016, from Corning Natural Gas Holding Corporation to M&T Bank with respect to the obligations of Pike County Light & Power Company to M&T Bank (incorporated by reference to Exhibit 10.5 on the September 2016 8-K)
10.80	Credit Agreement, dated August 31, 2016, between Corning Natural Gas Company and M&T Bank (incorporated by reference to Exhibit 10.6 of the September 2016 8-K)
10.81	Multiple Disbursement Term Note, dated August 31, 2016, from Corning Natural Gas Corporation to M&T Bank in the maximum principal amount of $4,200,000 (incorporated by reference to Exhibit 10.7 of the September 2016 8-K)
10.82	LIBOR Rate Rider to $4,200,000 Multiple Disbursement Term Note (incorporated by reference to Exhibit 10.8 of the September 2016 8-K)
10.83	General Security Agreement, dated August 31, 2016, from Corning Natural Gas Corporation to M&T Bank (incorporated by reference to Exhibit 10.9 of the September 2016 8-K)
10.84	Indenture of Mortgage and Deed of Trust, dated July 15, 1971, from Pike County Light & Power Company to Deutsche Bank Trust Company Americas (as successor to Bankers Trust Company) (incorporated by reference to Exhibit 10.10 of the September 2016 8-K)
10.85	First Supplemental Indenture, dated July 15, 1971, from Pike County Light & Power Company to Deutsche Bank Trust Company Americas (as successor to Bankers Trust Company) (incorporated by reference to Exhibit 10.11 of the September 2016 8-K)
10.86	Second Supplemental Indenture, dated as of October 1, 1998, from Pike County Light & Power Company to Deutsche Bank Trust Company Americas (as successor to Bankers Trust Company) incorporated by reference to Exhibit 10.12 of the September 2016 8-K)
21**	Subsidiary of Company
23.1**	Consent of Freed Maxick CPA's, P.C.
31.1**	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act - Michael I. German
31.2**	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act - Firouzeh Sarhangi
32.1***	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
101***	The following materials from the Corning Natural Gas Corporation Annual Report on Form 10-K for the period ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language):
(i) the Condensed Consolidated Balance Sheets at September 30, 2016 and 2015
(ii) the Condensed Consolidated Statements of Income and Comprehensive Income for the years ended
September 30, 2016 and 2015
(iii) the Condensed Consolidated Statements of Stockholders' Equity for the years ended
September 30, 2016 and 2015
(iv) the Condensed Consolidated Statements of Cash Flows for the years ended September 30, 2016 and 2015
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

CORNING NATURAL GAS HOLDING CORPORATION

Date: December 29, 2016	/s/ Michael I. German
Michael I. German
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 29, 2016	/s/ Firouzeh Sarhangi
Firouzeh Sarhangi, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Date: December 29, 2016	/s/ Michael I. German
Michael I. German, President and Chief Executive Officer and Director
(Principal Executive Officer)

Date: December 29, 2016	/s/ Henry B. Cook
Henry B. Cook, Chairman of the Board of Directors

Date: December 29, 2016	/s/ Ted W. Gibson
Ted W. Gibson, Director

Date: December 29, 2016	/s/ Robert B. Johnston
Robert B. Johnston, Director

Date: December 29, 2016	/s/ Joseph P. Mirabito
Joseph P. Mirabito, Director

Date: December 29, 2016	/s/ William Mirabito
William Mirabito, Director

Date: December 29, 2016	/s/ George J. Welch
George J. Welch, Director

Date: December 29, 2016	/s/ John B. Williamson III
John B. Williamson III, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Corning Natural Gas Holding Corporation

Corning, New York

We have audited the accompanying consolidated balance sheets of Corning Natural Gas Holding Corporation and subsidiaries (collectively, the “Company”) as of September 30, 2016 and 2015, respectively, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the fiscal years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2016 and 2015, and the results of their operations and their cash flows for the fiscal years then ended, in conformity with accounting principles generally accepted in the United States.

/s/ Freed Maxick CPAs, P.C.

Rochester, NY

December 29, 2016

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets as of September 30, 2016 and September 30, 2015

Assets	2016	2015

Plant:
Utility property, plant and equipment	$100,550,221	$74,297,174
Less: accumulated depreciation	(22,718,488)	(20,984,031)
Total plant utility and non-utility, net	77,831,733	53,313,143

Investments:
Marketable securities available-for-sale at fair value	2,220,098	2,153,785
Investment in joint ventures	2,583,581	2,293,252
	4,803,679	4,447,037

Current assets:
Cash and cash equivalents	3,808,968	75,289
Customer accounts receivable, (net of allowance for
uncollectible accounts of $30,417 and $44,377, respectively)	2,957,689	1,585,845
Acquisition receivable	724,554	—
Unbilled revenues	976,250	—
Related party receivables	172,476	525,920
Gas stored underground, at average cost	903,007	1,182,955
Materials and supplies inventory	1,409,207	1,295,304
Prepaid expenses	1,580,598	1,203,355
Total current assets	12,532,749	5,868,668

Regulatory and other assets:
Regulatory assets:
Unrecovered gas costs	718,705	37,191
Deferred regulatory costs	3,596,302	2,751,339
Deferred pension	6,297,895	4,517,673
Unamortized debt issuance cost (net of accumulated
amortization of $759,459 and $675,326), respectively	412,316	287,858
Other	811,095	192,869
Total deferred debits and other assets	11,836,313	7,786,930

Total assets	$107,004,474	$71,415,778

 See accompanying notes to consolidated financial statements.

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets as of September 30, 2016 and September 30, 2015
	2016	2015
Liabilities and capitalization:

Long-term debt, less current installments	$31,295,781	$12,554,397

Current liabilities:
Current portion of long-term debt	5,558,156	2,923,133
Borrowings under lines-of-credit and short term debt	8,181,499	9,003,599
Accounts payable	3,321,522	1,721,720
Accrued expenses	651,744	418,221
Customer deposits and accrued interest	1,654,684	1,357,452
Dividends declared	434,383	354,924
Current income taxes	10,000	78,000
Total current liabilities	19,811,988	15,857,049

Deferred credits and other liabilities:
Deferred income taxes	5,639,619	3,515,714
Deferred compensation	1,453,782	1,492,488
Pension costs and post-retirement benefits	8,513,971	6,857,399
Redeemable preferred stock - Series A
(Authorized 140,000 shares, issued and outstanding
105,303 shares at September 30, 2016)	2,632,575	—
Other	946,282	1,410,299
Total deferred credits and other liabilities	19,186,229	13,275,900

Commitments and contingencies (see Note 16)	—	—

Temporary equity:
Redeemable preferred stock - Series B
(Authorized 360,000 shares, issued and outstanding
244,263 shares at September 30, 2016)	4,920,314	—

Stockholders' equity:
Common stock ($.01 par value per share.
Authorized 3,500,000 shares; issued and
2,479,284 shares at September 30, 2016
and 2,449,647 at September 30, 2015)	24,793	24,496
Other paid-in capital	26,768,429	26,362,369
Retained earnings	4,901,774	3,312,638
Accumulated other comprehensive loss	95,166	28,929
Total stockholders' equity	31,790,162	29,728,432

Total liabilities and capitalization	$107,004,474	$71,415,778

See accompanying notes to consolidated financial statements.

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income For the Years Ended September 30, 2016 and 2015
	2016	2015
Utility operating revenues
Gas operating revenues	$19,088,609	$22,503,411
Electric operating revenues	620,637	—
Total utility operating revenues	19,709,246	22,503,411

Cost of Sales
Natural gas purchased	3,892,687	7,107,533
Electricity purchased	260,017	—
Total cost of sales	4,152,704	7,107,533

Gross margin	15,556,542	15,395,878

Cost and expense
Operating and maintenance expense	7,637,109	7,806,524
Taxes other than income taxes	1,959,854	1,981,439
Depreciation	1,757,604	1,620,700
Other deductions, net	442,544	284,331
Total costs and expenses	11,797,111	11,692,994

Utility operating income	3,759,431	3,702,884

Other income and (expense)
Interest expense	(903,307)	(917,818)
Other expense	(44,398)	(57,944)
Other income	62,646	59,992
Investment income	102,524	133,551
Bargain purchase	1,232,082	—
(Loss) from joint ventures	(59,670)	(117,505)
Rental income	48,552	48,552

Net income, before income taxes	4,197,860	2,851,712

Income taxes
Income tax (expense), current	(10,000)	(78,000)
Income tax (expense), deferred	(1,066,466)	(991,631)
Total income taxes	(1,076,466)	(1,069,631)

Net income	3,121,394	1,782,081

Less Preferred B Dividends	62,776	—
Net income attributable to common shareholders	3,058,618	1,782,081

Weighted average earnings per share-
basic:	$1.24	$0.73
diluted:	$1.22	$0.73

Average shares outstanding - basic	2,470,171	2,440,932
Average shares outstanding - diluted	2,551,592	2,444,934

Consolidated Statements of Comprehensive Income
For the Years Ended September 30, 2016 and 2015
	2016	2015
Net Income	$3,121,394	$1,782,081
Other comprehensive income (loss)
Minimum pension liability, net of tax of $0 and
$155,163, respectively	—	(222,363)
Reclassification of OCI to regulatory asset, net of tax
of $0 and $807,192, respectively	—	2,748,238
Net unrealized gain (loss) on securities available for sale
net of tax of $46,220 and $45,587, respectively	66,237	(98,749)
Total other comprehensive income	66,237	2,427,126

Total comprehensive income	$3,187,631	$4,209,207

See accompanying notes to consolidated financial statements

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
	Number of	Common	Additional Paid in	Retained	Accumulated Other Comprehensive
	Shares	Stock	Capital	Earnings	Income	Total
Balances at September 30, 2014	2,430,184	$24,302	$26,037,603	$2,921,478	$(2,398,197)	$26,585,186

Issuance of common stock	19,463	194	324,766	—	—	324,960
Dividends declared	—	—	—	(1,390,921)	—	(1,390,921)

Comprehensive income:
Change in unrealized gain on
securities available for sale, net of
income taxes	—	—	—	—	(98,749)	(98,749)
Minimum pension liability, net of
income taxes	—	—	—	—	(222,363)	(222,363)
Reversal of OCI to regulatory
asset, net of income taxes	—	—	—	—	2,748,238	2,748,238
Net income	—	—	—	1,782,081	—	1,782,081
Balances at September 30, 2015	2,449,647	$24,496	$26,362,369	$3,312,638	$28,929	$29,728,432

Issuance of common stock	29,637	297	406,060	—	—	406,357
Dividends declared on common	—	—	—	(1,469,482)	—	(1,469,482)
Dividends declared on Preferred B
Shares	—	—	—	(62,776)		(62,776)

Comprehensive income:
Change in unrealized gain on
securities available for sale, net of
income taxes	—	—	—	—	66,237	66,237
Net income	—	—	—	3,121,394	—	3,121,394
Balances at September 30, 2016	2,479,284	$24,793	$26,768,429	$4,901,774	$95,166	$31,790,162

See accompanying notes to consolidated financial statements

CORNING NATURAL GAS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For Years Ended September 30, 2016 and September 30, 2015
	2016	2015
Cash flows from operating activities:
Net income	$3,121,394	$1,782,081
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	1,757,604	1,620,700
Amortization of debt issuance cost	84,133	26,416
Bargain purchase gain	(1,232,082)	—
Non-cash pension expenses	929,321	965,938
Regulatory asset amortizations	356,658	219,042
Stock issued for services	129,833	162,414
(Gain) on sale of marketable securities	(62,994)	(88,028)
Deferred income taxes	1,066,466	991,631
Bad debt expense	68,561	159,734
Loss on joint ventures	59,670	117,505

Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(91,222)	42,868
Unbilled revenues	(855,851)	—
Gas stored underground	279,948	1,108,710
Materials and supplies inventories	(93,852)	(357,845)
Prepaid expenses	(152,157)	(221,157)
Unrecovered gas costs	(681,514)	73,181
Deferred regulatory costs	(437,322)	(316,603)
Other	(307,226)	157
Increase (decrease) in:
Accounts payable	836,961	(181,874)
Accrued expenses	229,097	(115,838)
Customer deposits and accrued interest	187,858	380,718
Deferred compensation	(38,706)	(173,927)
Deferred pension costs & post-retirement benefits	(1,027,688)	(1,055,158)
Other liabilities and deferred credits	(1,005,940)	363,848
Net cash provided by operating activities	3,120,950	5,504,513

Cash flows from investing activities:
Purchase of securities available-for-sale	(1,642,238)	(934,831)
Proceeds from sale of securities available-for-sale	1,546,730	1,036,993
Amount received from (paid to) related parties	353,444	(79,766)
Investment in joint ventures	(350,000)	(1,130,000)
Acquisition of Pike County Light & Power Company, net of cash acquired	(15,310,184)	—
Capital expenditures	(7,504,955)	(5,825,154)
Net cash (used in) investing activities	(22,907,203)	(6,932,758)

Cash flows from financing activities:
Proceeds under lines-of-credit	3,377,900	4,389,058
Debt issuance costs	(136,326)	(982)
Cash received from sale of common stock	125,392	29,785
Cash received from sale of Series A preferred stock,
net of issuance costs	2,557,916	—
Cash received from sale of Series B preferred stock,
net of issuance costs	4,920,314	—
Dividends paid	(1,301,671)	(1,231,057)
Proceeds under long-term debt	14,740,412	982,903
Repayment of long-term debt	(764,005)	(2,774,259)
Net cash provided by financing activities	23,519,932	1,395,448
Net increase (decrease) increase in cash	3,733,679	(32,797)
Cash and cash equivalents at beginning of period	75,289	108,086
Cash and cash equivalents at end of period	$3,808,968	$75,289

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$902,161	$922,562
Income taxes	$197,889	$190,736
Non-cash financing activities:
Dividends paid with shares	$151,131	$132,762
Number of shares issued for dividends	9,537	6,995
Debt assumed as part of Pike acquisition	$3,200,000	$0

 See accompanying notes to consolidated financial statements

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies

The Corning Natural Gas Holding Corporation’s (the “Holding Company”) primary business, through its subsidiaries, Corning Natural Gas Corporation (“Corning Gas” or “Gas Company”) and Pike County Light & Power Company (“Pike”), is natural gas and electric distribution. Corning Gas provides gas on a commodity and transportation basis to its customers in the Southern Tier of New York State. Pike provides electric and gas service to customers in Pike County, Pennsylvania. As used in these notes, the term “the Company” refers to the consolidated operations of the Holding Company, the Gas Company, Pike and the Appliance Company. The Company follows the Uniform System of Accounts prescribed by the Public Service Commission of the State of New York (NYPSC) which has jurisdiction over and sets rates for New York State gas distribution companies and the Pennsylvania Public Utility Commission (“PAPUC”) which has jurisdiction over and sets rates for Pennsylvania gas and electric distribution companies. The Company’s regulated operations meet the criteria to and, accordingly, follow the accounting and reporting of the Financial Accounting Standard Board (“FASB”) ASC 980 “Regulated Operations”. The Company’s consolidated financial statements contain the use of estimates and assumptions for reporting certain assets, liabilities, revenue and expenses and actual results could differ from the estimates. The more significant accounting policies of the Company are summarized below.

(a)	Principles of Consolidation and Presentation

The consolidated financial statements include the Holding Company and its wholly owned subsidiaries, Corning Gas, Pike and Appliance Company. All intercompany accounts and balances have been eliminated.

It is the Company’s policy to reclassify amounts in the prior year financial statements to conform to the current year presentation.

(b) Property, Plant and Equipment

Property, plant and equipment are stated at the historical cost of construction or acquisition. These costs include payroll, fringe benefits, materials and supplies and transportation costs. The Company charges normal repairs to maintenance expense.

(c) Depreciation

The Company provides for depreciation for accounting purposes using a straight-line method based on the estimated economic lives of property and equipment as determined by the current rate plan based on the latest depreciation study. The depreciation rate used for Corning Gas utility plant, expressed as an annual percentage of depreciable property was 1.7% and 2.2% for of the years ended September 30, 2016 and 2015, respectively. The NYPSC allows the Gas Company recovery in revenues to offset costs of building certain projects. At the time utility properties are retired, the original cost plus costs of removal less any salvage are charged to accumulated depreciation.

The depreciation rate for one month for Pike utility plant was 0.3%. The annualized percentage would be 3.5%. Pike also charges the original cost plus costs of removal less any salvage to accumulated depreciation.

(d) Accounting for Impairment

FASB ASC 360-10-15, “Accounting for the Impairment or Disposal of Long-Lived Assets” establishes accounting standards to account for the impairment of long-lived assets, and certain identifiable intangibles. Under FASB ASC 360-10-15, the Company reviews assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. FASB ASC 360-10-15 also requires that a rate regulated enterprise recognize an impairment when regulatory assets are no longer probable of recovery. No impairment losses were incurred for the years ended September 30, 2016 and 2015.

(e) Marketable Securities

Marketable securities, which are intended to fund the Gas Company’s deferred compensation plan obligations, are classified as available for sale. Such securities are reported at fair value based on quoted market prices, with unrealized gains and losses, net of the related income tax effect, excluded from income, and reported as a component of accumulated other comprehensive income in stockholders’ equity until realized. The cost of securities sold was determined using the specific identification method. For all investments in the unrealized loss position, none have been in an unrealized loss position for more than 12 months. None are other than temporary impairments based on management’s analysis of available market research. In 2016 and 2015, the Gas Company sold equity securities for realized gains included in earnings of $62,994 and $88,028, respectively.

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

The Company has determined the fair value of certain assets through application of FASB ASC 820 “Fair Value Measurements and Disclosures”.

Fair value of assets and liabilities measured on a recurring basis at September 30, 2016 and 2015 are as follows:

Fair Value Measurements at Reporting Date Using:	Fair Value	Quoted Prices In Active Markets for Identical Assets/Liabilities (Level 1)	Level 2	Level 3
September 30, 2016
Available-for-sale securities	$2,220,098	$2,220,098	$—	$—

September 30, 2015
Available-for-sale securities	$2,153,785	$2,153,785	$—	$—

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

(h) Accounts Receivable

Accounts receivable are stated net of an allowance for doubtful accounts. The Company estimates the allowance based on its analysis of specific balances, taking into consideration the age of past due accounts and relying on rules and guidelines established by the NYPSC and PAPUC regarding customer disconnects. Under the terms of the Transitional Service Agreement (“TSA”) signed as part of the Pike acquisition from Orange & Rockland Utilities, Inc. (“O&R”), O&R will continue to bill Pike customers for up to twelve months after closing.

Pike accrues for unbilled revenue monthly for customer meters read in the current month and not billed until the next month. The unbilled revenues are recognized as an unbilled revenue asset, separate from customer accounts receivable on the Company’s Consolidated Balance Sheet.

Related party receivables are expenditures paid on behalf of the Holding Company’s Joint Venture investments. We expect repayment on these amounts during the year ended September 30, 2017.

(i)	Gas Stored Underground

Gas stored underground is carried at an average unit cost method as prescribed by the NYPSC. Pike does not have any gas storage.

(j) Materials and Supplies Inventories

Materials and supplies inventories are stated at the lower of cost or market, cost being determined on an average unit price basis.

(k) Debt Issuance Costs

Costs associated with the issuance of debt by the Company are deferred and amortized over the lives of the related debt.

(l) Regulatory Matters

Certain costs of the Company are deferred and recognized as expenses when they are reflected in rates and recovered from customers as permitted by FASB ASC 980. These costs are shown as regulatory assets. Such costs arise from the traditional cost-of-service rate setting approach whereby all prudently incurred costs are generally recoverable through rates. Deferral of these costs is appropriate while the Company’s rates are regulated under a cost-of-service approach of the NYPSC and PAPUC for utilities.

As regulated utilities, the Gas Company and Pike defer certain costs for future recovery. In a purely competitive environment, such costs might have been currently expensed. Accordingly, if the Company’s rate settings were changed from a cost-of-service approach and the Gas Company and Pike were no longer allowed to defer these costs under FASB ASC 980, certain of these assets might not be fully recoverable. However, the Company cannot predict the impact, if any, of competition and continues to operate in a cost-of-service based regulatory environment. Accordingly, the Company believes that accounting under FASB ASC 980 is appropriate.

(m) Revenue and Cost of Sales

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

Pike recognizes revenues for electric and gas service on a monthly billing cycle basis. Pike does accrue for gas and electricity delivered. Pike does not have a weather normalization clause as protection against severe weather.

In addition to weather normalization, starting in September 2009, the Gas Company implemented a revenue decoupling mechanism (RDM). The RDM reconciles actual delivery service revenues to allowed delivery service revenues (which are based on the annual customer and volume forecasts in the last rate case) for certain residential customers. The Gas Company will refund or surcharge customers for differences between actual and allowed revenues. The shortfall or excess after the annual reconciliation will be surcharged or refunded to customers over a twelve month period starting September 1st each year. Pike does not have a revenue decoupling mechanism as part of their rate structure.

Gas purchases are recorded on readings of suppliers’ meters as of the end of each month. The Gas Company’s and Pike’s rate tariffs include a Gas Adjustment Clause (“GAC”) or Gas Rate Clause (“GRC”) which adjusts rates to reflect changes in gas costs from levels established in the rate setting process. In order to match such costs and revenue, the NYPSC and PAPUC have provided for an annual reconciliation of recoverable GAC and GRC costs with applicable revenue billed. Any excess or deficiency in GAC and GRC revenue billed is deferred and the balance at the reconciliation date is either refunded to or recovered from customers over a subsequent twelve-month period.

As part of its rate structure for electric sales, Pike is required to file quarterly a Statement of Default Services Charges. The Default Service Charges are separated into two components: (1) the Market Price of Electric Supply which is based on the forecast of electric supply costs applied to service classification-specific factors to reflect each service classification’s load characteristics, forecast sales and applicable losses, and (2) an Electric Supply Adjustment Charge to reconcile differences between default service revenues and costs. The new electric rates go into effect on the first day of the month after the filing is accepted.

(n) Federal Income Tax

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

(o) Revenue Taxes

The Gas Company collects state revenue taxes on residential delivery rates. The amount included in Revenue and Taxes other than Federal Income Taxes was $158,893 and $175,294 in 2016 and 2015, respectively. Pike collects state revenue taxes on residential electric delivery rates. The amounts included in the financial statements were immaterial for one month of activity.

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

(q) Earnings Per Share

Basic earnings per share are computed by dividing income available for common stock (net income less dividends declared on Series B Preferred Stock) by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

For the fiscal years 2016 and 2015, the net additional common stock equivalents had a $0.02 and $0.00 per share effect on the calculation of the dilutive earnings per share. The net income and average shares outstanding used to compute basic and diluted earnings per share for the years ended September 30, 2016 and September 30, 2015are as follows:

38

	2016	2015
Net income attributable to common shareholders	$3,058,618	$1,782,081
Add Preferred B Dividends	62,776	—
Net income	$3,121,394	$1,782,081

Average shares outstanding - basic	2,470,171	2,440,932
Effect of dilutive stock options	—	4,002
Effect of Preferred B Shares	81,421	—
Average shares outstanding - diluted	2,551,592	2,444,934

(r) 311 Transportation Agreement /Compressor Station

On January 11, 2010, the Gas Company entered into a contract (311 Transportation Agreement) with a local gas producer that provided for the building of a compressor station as well as the transfer of a 6” pipeline owned by the gas producer to the Company for nominal consideration. The contract also sets forth the terms, rates and condition of the transport of the local producer gas to the interstate pipeline system. On May 21, 2010, the 311 Transportation Agreement was revised to reflect a change in the projected gas delivery schedule and delivery volumes. The previously agreed to transportation rates did not change. The contract’s maximum daily delivery quantity remained the same. The schedule for attaining the maximum daily delivery quantity was altered to accommodate the project’s construction schedule. The Gas Company bought the $11 million compressor station and $2.1 million pipeline from the local producer for two dollars. The local producer has the right to repurchase these facilities for two dollars in ten years. This transaction became effective on May 12, 2011, when the station began operations. Although the Gas Company has plant available for use that had an original cost of $13.1 million, only two dollars was recognized in accordance with the Uniform System of Accounts (313.2) which states that in the case of gas plant contributed to the utility, gas plant accounts shall be charged only with such expenses, if any, incurred by the utility.

(s) Collective Bargaining Agreement

The Company had 59 employees as of September 30, 2016, and 58 as of September 30, 2015. Of this total, nearly half are members of the International Brotherhood of Electrical Workers Local 139 labor union working under an agreement effective until April 2, 2018.

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

(u) Business Combination

The Company applies the acquisition method of accounting for business acquisitions. Under the acquisition method, the underlying tangible and intangible assets acquired and liabilities assumed are recorded based on their respective fair values at the date of acquisition. The Company uses a valuation hierarchy, as further described in Fair Value of Financial Instruments, to determine the fair values. Fair Value is subject to revision within the measurement period, not to exceed one year from the date of acquisition. Administration costs to acquire a business may include, but are not limited to, fees for accounting, legal and valuation services and are expensed as incurred in the Consolidated Statements of Comprehensive Income. In the case of the acquisition of Pike, many factors contributed to a bargain purchase. O & R primarily operates in New York and New Jersey, and having an operation in Pennsylvania created numerous additional operating costs given its differing jurisdiction. Additionally, Pike represented approximately 6,000 customers as compared to O & R’s overall customer base of over 100,000. Thus, the incremental operating costs were not economically viable for O & R. Another factor contributing to the bargain purchase is that the market for utility companies the size of Pike is relatively small, which resulted in a limited number of bidders.

(v) Preferred Stock and Temporary Equity

This is a new accounting policy effective for fiscal 2016. The Holding Company classifies conditionally redeemable convertible preferred shares, which includes preferred shares subject to redemption upon the occurrence of uncertain events not solely within control of the Holding Company, as temporary equity in the mezzanine section of the balance sheet, in accordance with the guidance enumerated in FASB ASC No. 480-10 "Distinguishing Liabilities from Equity". The Company also analyzes the embedded conversion feature for bifurcation, based on whether the host instrument has more equity-like or debt-like characteristics. Dividends are recorded as a reduction to retained earnings and issuance costs reduce the initial proceeds and then accreted over the life of the instrument to the redemption amount.

The Holding Company records mandatorily redeemable stock as a liability in accordance with ASC 480. Dividends are recorded as interest expense and issuance costs are treated the same way as debt issuance costs.

(w) New Accounting Pronouncements Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance on revenue from contracts with customers. The new guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods and services to customers. The updated guidance will replace most existing revenue recognition guidance in GAAP when it becomes effective. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. We are currently evaluating the effect the updated standard will have on our consolidated financial statements and related disclosures but do not expect the adoption to have a material impact.

In April 2015, the FASB issued new accounting guidance on the presentation of debt issuance costs. The new guidance requires that debt issuance costs related to a note be presented as a direct deduction from that note. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. The debt issuance costs will be reclassified to liabilities on the balance sheet. The amount as of September 30, 2016 is $412,316.

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

Early Adoption of New Accounting Guidance

In November 2015, the FASB issued new accounting guidance on the classification of deferred taxes. The new guidance requires that all deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. Early application is permitted. When the guidance is effective all deferred tax assets and liabilities will be presented as noncurrent. We have chosen to apply the guidance retroactively. As a result, as of September 30, 2015, we have reclassified a deferred tax liability of $385,973 from short-term to long-term. As of September 30, 2016, we have reclassified a deferred tax liability of $471,764 from short-term to long-term.

(2) Major Customers

The Gas Company has four major customers, Corning Incorporated, New York State Electric & Gas, Bath Electric, Gas & Water Systems, and Repsol Energy North America (“Repsol”, formerly Talisman Energy USA Incorporated). Although Repsol is a significant customer, the Gas Company does not deliver gas to Repsol. Rather the Gas Company receives gas from several of Repsol’s gathering systems and wells, and transports its gas through our system. Although no customer represents at least 10% of our total revenue, the loss of any of these customers could have a significant impact on the Company’s financial results.

(3) Property, Plant and Equipment

The following table summarizes fixed assets included in utility plant on the Holding Company’s Consolidated Balance Sheet at September 30, 2016 and 2015:

	2016	2015
Utility Plant	$26,617,766	$21,641,078
Poles & Line	10,618,080	0
Pipeline	44,440,597	39,939,110
Structures	7,158,817	5,119,970
Land	1,709,977	696,067
Construction Work in Progress	3,809,312	1,390,017
All Other	6,195,672	5,510,932
	$100,550,221	$74,297,174

Useful life for the above assets range from 35 to 55 years for utility plant, 30 to 65 years for poles and line, 66 years for pipeline, from 45 to 47 years for structures, 50 to 65 years for land rights and 5 to 25 years for all other and corporate fixed assets. Utility plant includes station equipment, services, meters, regulators including all costs to install those assets. Poles and line include poles, line and conductors. Total mains installed are represented in pipeline. Structures include both regulator station buildings and office and operations buildings. All other plant includes all general plant except for buildings and land and land rights.

(4) Marketable Securities

A summary of the marketable securities at September 30, 2016 and 2015 is as follows:

	Cost Basis	Unrealized Gain	Unrealized Loss	Market Value
2016
Cash and equivalents	$53,408	—	—	53,408
Metlife stock value	51,185	—	—	51,185
Government and agency bonds	392,969	4,859	—	397,828
Corporate bonds	283,655	—	2,983	280,672
Mutual funds	43,624	—	4,206	39,418
Corning Preferred A Stock	197,875	—	—	197,875
Equity securities	1,035,809	163,903	—	1,199,712
Total securities	$2,058,525	$168,762	$7,189	$2,220,098

2015
Cash and equivalents	$41,500	—	—	41,500
Metlife stock value	51,185	—	—	51,185
Government and agency bonds	301,673	1,763	—	303,436
Corporate bonds	337,757	—	3,973	333,784
Mutual funds	79,515	—	8,555	70,960
Equity securities	1,293,039	59,881		1,352,920
Total securities	$2,104,669	$61,644	$12,528	$2,153,785

The government and agency bonds have contractual maturity dates between June 30, 2018 and August 15, 2024. The contractual maturity dates for the corporate bonds are from December 15, 2016 to May 1, 2023.

(5) Regulatory Matters

Below is a summary of the Gas Company’s regulatory assets as of September 30, 2016 and 2015:

	2016	2015
Unrecovered gas costs	$718,705	$37,191
Deferred regulatory costs	3,596,302	2,751,339
Deferred pension costs	6,297,895	4,517,673
Total regulatory assets	$10,612,902	$7,306,203

Unrecovered gas costs arise from an annual reconciliation of certain gas revenue and costs (as described in Note 1) and are recoverable in customer rates in the year following the reconciliation.

The following table summarizes regulatory costs at September 30, 2016 and 2015:

	2016	2015
Deferred rate case costs	$992,108	$897,942
Deferred rate case reconciliations	2,604,194	1,853,397
Total	$3,596,302	$2,751,339

Deferred rate case costs are costs that were incurred in prior rate cases that are amortized over a period determined by the NYPSC or PAPUC in the current rate case and are recoverable over that period. Deferred rate case reconciliations result from target reconciliations set up in the current rate case and recovery will be determined by the NYPSC and PAPUC either through Delivery Rate Adjustment or the next rate case.

In fiscal year 2015 the Gas Company determined that it met the criteria to record the minimum pension liability as a regulatory asset in accordance with ASC 980-715-25-5. As a result of this change in estimate, amounts previously recorded as Accumulated OCI, net of tax have been recorded as regulatory assets in the current year in accordance with ASC 980-715-25-8, as well as a related deferred tax liability. The amount of the regulatory asset was $6,297,895 and $4,517,673 as of September 30, 2016 and September 30, 2015, respectively. The increase to OCI was $2,748,238 for the year ended September 30, 2015. For periods after the fiscal year ended September 30, 2015, there will be no change to OCI because of the change. Factors considered included: (1) consistent recovery of the pension costs on an accrual basis historically and in the current rate case, (2) no indication of expected changes to recovery, and (3) the existence of a reconciliation process to track the recovery of these costs. For these reasons management determined the Gas Company met the criteria as set forth in ASC 980-725-25-5.

Also included in pension costs and post-retirement benefits is approximately $116,000 and ($35,000) for 2016 and 2015, respectively, for regulatory assets and (liabilities) related to pension and post-retirement costs. These amounts include both amounts approved to be amortized in the previous rate case and amounts being accumulated for the next rate case. Included in other in deferred credits and other is $372,329 and $1,388,049 for the periods ended September 30, 2016 and 2015 for deferred rate case reconciliations.

Although the Company expects to recover the cost of its regulatory assets, it does not earn a return on them. The Company expects that regulatory assets other than deferred unrecovered gas costs and deferred pension costs related to minimum pension liability will be fully recoverable from customers by the end of its next rate case.

(6) Long-term Debt

Long-term debt, including the current portion, was as follows at September 30, 2016 and 2015:

	2016	2015
Note payable - variable rate with 4.5% floor with monthly
installments through May 2020	—	501,931
Note Payable - 5.79% with monthly installments through
August 2018	—	451,323
Note Payable - variable rate with 4.25% floor, monthly
installments through November 2016	—	1,313,318
Note Payable - variable rate with 3.75% floor, monthly
installments through November 2017	—	1,847,391
Note Payable - 4.46% with monthly installments through
July 2017, then refinanced at new rate	—	184,654
Note Payable - 4.46% with monthly installments through
July 2017, then refinanced at new rate	—	184,651
Note Payable - 4.2% with monthly installments through
November 2018	—	2,950,113
Note Payable - 4.51% with monthly installments through
September 2018	—	1,831,886
Note Payable - 4.18% with monthly installments through
November 2018	—	1,972,221
Note Payable - 4.39% with monthly installments
through November 2019	—	3,540,206
Note Payable - 4.49% with monthly installments
through July 2019	—	552,853
M&T Bank - vehicle loans bearing interest at rates ranging
from 4.37% to 5%	53,937	146,983
Note Payable - variable calculated quarterly with monthly
Installments through January 2022	17,400,000	—
Note Payable - variable calculated quarterly with monthly
Installments through January 2021	4,200,000	—
Bond Payable - 7.07% paid semi-annually with principal
due October 2018	3,200,000	—
Note Payable - variable calculated quarterly with monthly
Installments through August 2021	12,000,000	—
Total long-term debt	$36,853,937	$15,477,530

Less current installments	5,558,156	2,923,133
Long-term debt less current installments	$31,295,781	$12,554,397

The aggregate maturities of long-term debt for each of the five years subsequent to September 30, 2016 are as follows:

2017	$5,558,156
2018	$3,745,604
2019	$3,812,603
2020	$3,894,393
2021	$12,055,575
2022+	$7,787,606

On January 27, 2016, we entered into an agreement with Manufacturers and Traders Trust Company (“M&T”) in the amount of $17.4 million to consolidate all previous term debt into one loan. As collateral, the Gas Company granted M&T a security interest in all utility property, including plant and equipment, contract rights, easements and rights of way of the Gas Company. The agreement includes the following covenants to be measured quarterly: (i) maintain a ratio of total funded debt to EBITDA (earnings before interest, income taxes, depreciation and amortizations) of not greater than 3.75 to 1.0 and (ii) maintain cash flow coverage of not less than 1.1 to 1.0 based on the Company’s trailing twelve month operating performance and fiscal operating statements. The interest rate is a variable rate determined by the Gas Company’s funded debt to EBITDA ratio calculated ninety days after the end of each quarter added to the daily LIBOR rate. Until the first rate adjustment on March 31, 2016, the rate was 2.4%. On April 1, 2016 the rate continued at 2.4% and was 3.2% at September 30, 2016. This note will be due as interest only for the first year. In February 2017, the first of fifty-nine equal monthly principal payments of $207,143 along with the variable accrued interest will be due. In the sixtieth month there will be a final payment due equal to all outstanding principal and interest. Only the difference between the amount of the note and the long term debt refinanced by the note has been recognized as a cash item on the Consolidated Statements of Cash Flow. The Gas Company will owe a pre-payment penalty on payment of unpaid principal made in advance of the maturity date and must give at least a three day notice prior to the payment.

Also on January 27, 2016, the Gas Company entered into an agreement with M&T in the amount of $4.2 million for a multiple disbursement note to refinance seventy percent of the NYPSC mandated 2015 construction projects with no additional collateral pledged. All amounts have been borrowed as of March 31, 2016. A NYPSC capital expenditure tracker report was required to receive any advances on this note. Interest will be a variable rate determined by the Gas Company’s funded debt to EBITDA ratio calculated ninety days after the end of each quarter added to the daily LIBOR rate. Until the first rate adjustment on March 31, 2016, the rate was 2.4%. This rate continued at April 1, 2016 and was 3.2% at September 30, 2016. Interest only will be due for the first twelve months then will convert to a term loan payable in forty-seven equal payments based on a seven year amortization schedule with a final payment of all outstanding principal and interest due. Since this note replaced a $4.2 million short term note, it has not been recognized as a financing activity on the Consolidated Statements of Cash Flow. The Gas Company will owe a pre-payment penalty on payment of unpaid principal made in advance of the maturity date and must give at least a three day notice prior to the payment.

The Gas Company entered into an additional $4.2 million Multiple Disbursement Term Note with M&T Bank on August 31, 2016 which permits draws from time to time in accordance with its terms until December 31, 2016 at which time amounts outstanding under the note will be payable in 56 monthly installments of principal, based on a 7-year amortization schedule, with all unpaid principal and interest payable in full on August 31, 2021. Interest on the amounts outstanding under the note is based on a spread over LIBOR which varies from 1.9% to 2.8% based on the ratio of the Gas Company’s total funded debt to EBITDA (the “Leverage Ratio”) with the spread set at 3.1% until September 30, 2016. If the Leverage Ratio is less than or equal to 2.0, the interest rate is LIBOR plus 1.9%; if the Leverage Ratio is greater than 2.0 but less than or equal to 2.5, the interest rate is LIBOR plus 2.2%; if the Leverage Ratio is greater than 2.5 but less than or equal to 3.0, the interest rate is LIBOR plus 2.5%; and if the Leverage Ratio is greater than 3.0, the interest rate is LIBOR plus 2.8%. The obligations of the Gas Company to M&T Bank are secured under an additional general security agreement covering the Gas Company’s tangible and intangible rights in its gas distribution system, personal property and other assets. The Gas Company will owe a pre-payment penalty on payment of unpaid principal made in advance of the maturity date and must give at least a three day notice prior to the payment. The first draw on this note was $3.0 million on October 5, 2016.

On August 31, 2016, the Holding Company’s newly acquired, wholly-owned subsidiary Pike had outstanding $3.2 million in outstanding First Mortgage Bonds, 7.07% Series C Due 2018 (the “Pike Bonds”) issued pursuant to the Indenture of Mortgage and Deed of Trust, between Pike and Deutsche Bank as trustee (as successor to Bankers Trust Company) (the “Trustee”), as amended by the First Supplemental Indenture, dated as of August 15, 1990 and the Second Supplemental Indenture, dated as of October 1, 1998 (collectively, the “Indenture”). The Pike Bonds bear interest at 7.1% payable on the first day of each April and October and the principal amount of $3.2 million is due and payable on October 1, 2018. The Holding Company has caused Pike to call the Pike Bonds for redemption as of October 2, 2016, at the 100.372% of outstanding principal amount plus accrued and unpaid interest to the redemption date. Substantially all of the real property and tangible personal property of Pike is subject to the lien of the Indenture. The Indenture contains various covenants of Pike, including maintaining the assets of Pike which are secured under the Indenture free of other liens subject to certain “Permitted Encumbrances” and other liens, including liens expressly junior to the lien of the Indenture. Other covenants in the Indenture include obligations of Pike to pay taxes, maintain and repair its properties, maintain insurance, and to not pay dividends or make repurchases or distributions on its common stock except from its “Net Income” as defined in the Indenture plus $105,000 subject to certain exceptions. In addition, Pike covenants in the Indenture not to sell or lease its property, pay management fees to its parent entity, or create funded debt, in each case subject to exceptions. The Pike Bonds were repaid on October 3, 2016.

On August 31, 2016, Pike entered into a Credit Agreement with M&T Bank in the amount of $12.0 million. The Credit Agreement contains various affirmative and negative covenants of Pike including, (i) a total funded debt to tangible net worth ratio of not greater than 1.4 to 1.0, (ii) a total funded debt to EBITDA ratio of not greater than 3.75 to 1.0, and (iii) a minimum cash flow overage of not less than 1.1 to 1.0, with each of the financial covenants measured quarterly based on Pike’s trailing twelve month operating performance and fiscal quarterly financial statements commencing with the period ended September 30, 2017; compliance, accounting, and financial statement requirements, and prohibitions on changes in management or control, any sale of all or substantially all of its assets, acquisitions of substantially all the asset of any other entity, or other material changes to its business, purposes, structure or operations which could materially adversely affect Pike. The note bears interest at 3.0% above one month LIBOR, adjusting daily, payable monthly commencing September 30, 2016. Principal on the note is payable commencing March 31, 2017 (after six-months of interest only payments), with 53 consecutive monthly payments of $100,000 each due on the last day of each month, with the unpaid principal and any unpaid interest due and payable in full on August 31, 2021. The proceeds of the note were used to pay a portion of the purchase price of its capital stock purchase of Pike. Pike will owe a pre-payment penalty on payment of unpaid principal made in advance of the maturity date and must give at least a three day notice prior to the payment.

The Gas Company and Pike are in compliance with all of their loan covenants as of September 30, 2016.

(7) Lines of Credit and Short Term Debt

On October 27, 2015, the Gas Company extended its line of credit agreement with Community Bank N.A. (“Community Bank”) in the amount of $8.5 million that originally was to expire expire on April 1, 2016. Borrowings outstanding on this line were $0 and $7,003,599 at September 30, 2016 and 2015, respectively. The maximum amount outstanding during the years ended September 30, 2016 and 2015 were $8,406,484 and $7,581,344, respectively. The interest rate is calculated as the 30-day Libor Rate plus 2.5%. As security for the Gas Company’s line of credit, Community Bank has a purchase money interest in all of our natural gas purchases utilizing funds advanced by Community Bank under the line-of-credit agreement and all proceeds of sale of the gas to customers and related accounts receivable. Under the terms of this line the Gas Company is required to maintain a debt to tangible net worth ratio of less than 2.5 to 1 and a debt service coverage ratio of 1.1 to 1. On September 30, 2015, the interest rate was 3.0%. This line of credit was closed in January 2016. The weighted average interest rates on outstanding borrowings during fiscal years 2016 and 2015 were 2.8% and 2.9%, respectively.

On January 27, 2016, the Gas Company entered into an agreement with M&T for a revolving line of credit of $8.0 million at a variable interest rate determined by the Gas Company’s funded debt to EBITDA ratio calculated ninety days after the end of each quarter added to the daily LIBOR rate. This line expires on April 1, 2017. The amount outstanding under this line on September 30, 2016 was approximately $7.5 million with an interest rate of 3.2%. The maximum amount outstanding during the year ended September 30, 2016 was $7,818,800. Our lender has a purchase money security interest in all our natural gas purchases utilizing funds advanced by the bank under the credit agreement and all proceeds of sale and accounts receivable from the sale of that gas.

On August 31, 2016, Pike also entered into an agreement with M&T for a $2.0 million revolving line of credit at an interest rate equal to LIBOR plus 2.75% with principal repayable on demand by the Lender. As of September 30, 2016, Pike had drawn $700,000 at an interest rate of 3.3%. The agreement contains various affirmative and negative covenants of Pike including, (i) a total funded debt to tangible net worth ratio of not greater than 1.4 to 1.0, (ii) a total funded debt to EBITDA ratio of not greater than 3.75 to 1.0, and (iii) a minimum cash flow overage of not less than 1.1 to 1.0, with each of the financial covenants measured quarterly based on Pike’s trailing twelve month operating performance and fiscal quarterly financial statements commencing with the period ended September 30, 2017; compliance, accounting, and financial statement requirements, and prohibitions on changes in management or control, any sale of all or substantially all of its assets, acquisitions of substantially all the asset of any other entity, or other material changes to its business, purposes, structure or operations which could materially adversely affect Pike.

(8) Preferred Stock

The Holding Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission with respect to a subscription rights offering to its stockholders to issue up to approximately $11.0 million in preferred stock. The subscription rights were distributed on a one-for-one basis to stockholders of record as of April 14, 2016 and expired on June 20, 2016. The Form S-1 covered 2,468,961 subscription rights for the purchase of up to 140,000 shares of 6% Series A Cumulative Preferred Stock and up to 360,000 shares of 4.8% Series B Convertible Preferred Stock. Each subscription right entitled the holder to purchase either: (i) one-eighth share of the 6% Series A Cumulative Preferred Stock, par value $0.01 per share, for $25.00 per share, or (ii) one-sixth share of the 4.8% Series B Convertible Preferred Stock, par value $0.01 per share, for $20.75 per share, which is convertible in accordance with its terms into one share of common stock, subject to adjustment. Of the 140,000 shares of Series A Cumulative Preferred Stock available, 105,303 shares were subscribed and of the 360,000 shares of Series B Convertible Preferred Stock available, 244,263 shares were subscribed. Each shareholder exercising over-subscription rights was able to purchase all of the additional shares of Preferred Stock for which the shareholder subscribed. During the year ended September 30, 2016 the Holding Company received approximately $7.7 million less issuance costs of approximately $225,000 for net proceeds of approximately $7.5 million, of which approximately $197,000 of the Series A Preferred Stock proceeds was received from the Company’s Rabbi Trust investment.

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

In accordance with ASC 480, because of the mandatory redemption feature this is treated as liability. The issuance costs of approximately $75,000 are treated as debt issuance costs and will be amortized over the life of the instrument. Future dividends will be recorded as interest expense. Dividends will begin to accrue July 1, 2016. For the quarter ended September 30, 2016, $40,542 was accrued for dividends paid on October 15, 2016 to shareholders of record on September 30, 2016.

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

In accordance with ASC 480, Series B Cumulative Preferred Stock is not considered mandatorily redeemable as a result of the conversion feature presenting a contingency related to the redemption dates. Accordingly, this is not considered a liability. However, as a result of the decision related to conversion and not reaching redemption resting with the holder, this instrument has been classified as temporary equity in accordance with ASC 480. Upon conversion, the instrument would be reclassified as permanent equity. Dividends will be recorded each period in the consolidated statement of changes in stockholders’ equity and will begin to accrue July 1, 2016. For the quarter ended September 30, 2016, $62,776 was accrued for dividends paid on October 15, 2016 to shareholders of record on September 30, 2016. The Company determined that bifurcation of the embedded conversion option feature was not required. The issuance costs of approximately $150,000 reduce the initial proceeds and will be accreted until redemption or conversion.

(9) Stockholders Equity

For the fiscal year ended September 30, 2016, there were a total of 29,637 shares of common stock issued for $125,392 of cash, $129,833 of services and $151,131 of DRIP (dividend reinvestment program). There were 10,500 shares issued to directors, 600 shares sold to Leatherstocking Gas, which used the shares to compensate its independent director, Carl Hayden, 9,537 shares issued to various investors under the DRIP and 9,000 options exercised.

On May 28, 2009, the Gas Company registered with the Securities and Exchange Commission (“SEC”) 100,000 shares of common stock with a par value of $.01 per share for the DRIP. As of November 12, 2013, the Holding Company registered 129,004 shares of common stock with a par value of $.01 per share for the DRIP. As part of this program 761 shares were issued in fiscal year 2009, 2,319 shares were issued in fiscal year 2010, 3,976 shares in fiscal year 2011, 5,689 shares in fiscal year 2012, 7,433 shares in fiscal year 2013, 7,219 shares in fiscal year 2014, 6,995 shares in fiscal year 2015 and 9,537 shares in fiscal 2016. A total of 43,929 shares have been issued since the program started.

Dividends on shares of common stock are accrued when declared by the board of directors. At its regular meeting on December 19, 2014, the board of directors approved a quarterly dividend of $.135 a share. This dividend was paid on January 15, 2015 to shareholders of record on December 31, 2014. At its regular meeting on January 20, 2015, the board of directors approved an increase in the quarterly dividend to $.145 a share. This dividend was paid on April 15, 2015 to shareholders of record on March 31, 2015, and on July 15, 2015 to shareholders of record on June 30, 2015. There was a dividend paid on October 15, 2015 to shareholders of record on September 30, 2015 and on January 15, 2016 to shareholders of record on December 31, 2015. At its regular meeting on February 3, 2016, the board of directors approved an increase in the quarterly dividend to $.15 a share. This dividend was paid to shareholders of record on March 31, 2016 on April 15, 2016, and for shareholders of record on June 30, 2016 on July 15, 2016. For the quarter ended September 30, 2016, $371,608 was accrued for dividends paid on October 15, 2016 to common stock shareholders of record on September 30, 2016.

(10) Investment in Joint Ventures

The Holding Company has an interest in Leatherstocking Gas and Leatherstocking Pipeline, each of which is a joint venture with Mirabito Regulated Industries, LLC, accounted for by the equity method. Leatherstocking Gas is currently moving forward on expansions to several areas in the northeast. The Holding Company and Mirabito Regulated Industries, LLC each own 50% of the joint venture and each appoints three managers to operate Leatherstocking Gas. The seventh manager is a neutral manager agreed to by the Holding Company and Mirabito Regulated Industries, LLC who is not an officer, director, or employee of either company, currently Carl T. Hayden. The current managers are Joseph P. Mirabito, John J. Mirabito and William Mirabito from Mirabito Regulated Industries, LLC; Matthew J. Cook, Michael I. German and Russell S. Miller from the Holding Company; and Carl T. Hayden as the neutral manager. Michael I. German is the Chief Executive Officer and President of the Holding Company and is also a stockholder and current board member of the Holding Company. Joseph P. Mirabito and William Mirabito are stockholders and current board members of the Holding Company. Leatherstocking Gas has received franchises from the Village and Town of Sidney, Village and Town of Bainbridge, Village and Town of Windsor, Village and Town of Unadilla, and Village and Town of Delhi in New York. Leatherstocking Gas’ petitions for authority to exercise its franchises in the Town and Village of Windsor are currently pending before the NYPSC. In addition, Leatherstocking Gas has acquired sixteen franchises in Susquehanna and Bradford Counties, Pennsylvania. Leatherstocking Gas has met with potential customers and public officials, as well as attended public hearings, and believes there is interest in acquiring gas service. On July 25, 2013, Leatherstocking Gas signed a loan agreement with Five Star Bank for $1.5 million to finance construction in Bridgewater, Pennsylvania. This agreement increased to $1.8 million before converting to a long-term note. Construction in the Township of Bridgewater began in July 2013 and Leatherstocking Gas began serving customers in October 2013. Construction of the Borough of Montrose system started in the spring of 2014 and construction started in the Township of Dimock in November 2014. Leatherstocking Gas currently serves approximately 290 customers in these boroughs and townships as of June 30, 2016. On August 28, 2014, Leatherstocking Gas, as borrower, and Leatherstocking Pipeline as guarantor, entered into a loan agreement with Five Star Bank for up to $4 million over two years to finance the work and services required for the infrastructure costs and ongoing costs of underground piping construction projects in Montrose, Bridgewater and Dimock, Pennsylvania. This agreement required equity investments from the Holding Company and Mirabito Regulated Industries for a total of 66% of all amounts borrowed. During fiscal year 2014, $1,500,000 was borrowed and both the Holding Company and Mirabito Regulated Industries invested $500,000. During fiscal year 2015, $2,500,000 was borrowed and both the Holding Company and Mirabito Regulated Industries invested $850,000. As of September 30, 2015, Leatherstocking Gas had drawn the $4 million available over the two year period on this loan. Both of these agreements have a loan covenant related to debt service coverage being at least 1.15 to 1 at September 30, 2016. Leatherstocking Gas was in violation of this covenant and received a waiver.

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

On July 11, 2016, Leatherstocking Gas and Five Star Bank entered into an agreement which allows Leatherstocking Gas to borrow up to $1.25 million as a line-of-credit note with interest only payments to finance the continued and additional infrastructure cost of the construction project in Northern Pennsylvania. Approximately $613,000 has been drawn on this loan as of September 30, 2016 and required an investment of approximately $204,000 each from the Holding Company and Mirabito Regulated Industries. Leatherstocking Pipeline is a guarantor of this loan.

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

The following table represents the Holding Company’s investment activity in the Joint Ventures at September 30, 2016 and September 30, 2015:

	2016	2015
Beginning balance in investment in joint ventures	$2,293,252	$1,280,757
Investment in joint ventures during year	350,000	1,130,000
(Loss) in joint ventures during year	(59,670)	(117,505)
Ending balance in joint ventures	$2,583,582	$2,293,252

As of and for the year ended September 30, 2016, the Joint Ventures had combined assets of $12.6 million, combined liabilities of $7.5 million and combined net losses of approximately $119,000. As of and for the year ended September 30, 2015, the Joint Ventures had combined assets of $11.9 million, combined liabilities of $7.3 million and combined net losses of approximately $235,000.

(11) Income Taxes

 Income tax expense for the years ended September 30 is as follows:

	2016	2015
Current	$10,000	$78,000
Deferred	1,066,466	991,631
Total	$1,076,466	$1,069,631

Actual income tax expense differs from the expected tax expense (computed by applying the federal corporate tax rate of 34%), as follows:

	2016	2015
Expected federal tax expense	$1,427,272	$969,582
Regulatory deferred tax adjustment	(141,567)	(55,600)
Bargain purchase tax adjustment	(418,908)	—
Dividends received deduction	(11,888)	(11,433)
State tax expense (net of federal)	190,076	175,331
Other, net	31,481	(8,249)
Actual tax expense	$1,076,466	$1,069,631

Regulatory deferred tax adjustment represents the deferred tax on the leak survey and repair costs petition that the Gas Company filed in April, 2016 with the New York Public Service Commission. In that petition the Gas Company is requesting recovery of the $349,547 and the associated income tax effects. The gain on the bargain purchase adjustment with respect to the acquisition of Pike is included in net income and is not taxable so was presented as an offset to income.

The tax effects of temporary differences that result in deferred income tax assets and liabilities at September 30 are as follows:

	2016	2015
Deferred income tax assets:
Unbilled revenue	$48,327	$57,521
Deferred compensation reserve	556,653	604,458
Post-retirement benefit obligations	2,678,585	2,246,383
Inventories	20,054	27,788
Deficiency of gas adjustment clause revenues billed	—	85,262
NOL carryforwards	2,852,220	2,597,946
Other	971,815	1,285,010
Total deferred income tax assets	7,127,654	6,904,368

Deferred income tax liabilities:
Property, plant and equipment, principally due to
differences in depreciation	9,171,142	7,759,860
Pension benefit obligations	1,830,050	1,298,794
Comprehensive income	61,866	19,892
Deferred rate expense and allocations	379,879	365,091
Deficiency of gas adjustment clause revenues billed	138,153	—
Intangibles	124,141	—
Other	1,062,042	976,445
Total deferred income tax liabilities	12,767,273	10,420,082

Net deferred income tax (assets) liabilities	$5,639,619	$3,515,714

The Holding Company has federal and New York State tax net operating loss carry forwards available of approximately $6.4 million as of September 30, 2016 that begin to expire at the end of the Holding Company’s fiscal 2025 tax year.

The accounting rules for uncertain taxes provide for the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recognized in the financial statements. The Holding Company has evaluated its tax positions and accordingly has not identified any significant uncertain tax positions. The Holding Company’s policy is to classify interest associated with uncertain tax positions as interest expense in the financial statements. Penalties are classified under other expense. The Holding Company will file a consolidated federal income tax return and the Gas Company and Pike will file separate state income tax returns in New York and Pennsylvania. The federal returns for the tax years ended September 30, 2013 and prior to September 30, 2012 are no longer subject to examination. The state returns for the tax years ended prior to September 30, 2013 are no longer subject to examination.

(12) Pension and Other Post-retirement Benefit Plans

There are currently three covered participants related to the deferred compensation obligation that are all former officers. The liability on the consolidated balance sheet represents the present value of the future obligation. In 1997, the Gas Company established a trust (the Rabbi Trust) to fund a deferred compensation plan for certain officers. The fair market value of assets in the trust was $2,168,913 (plus $51,185 in additional stock) and $2,102,600 (plus $51,185 in additional stock) at September 30, 2016 and 2015, respectively, and the plan liability, which is labeled as deferred compensation on the balance sheet, was $1,453,782 and $1,492,488 at September 30, 2016 and 2015, respectively. The assets of the trust are available to general creditors in the event of insolvency. In 2016, the mortality assumption were based on the 2008 VBT Primary Male Smoker tables with generational improvements using scale MP-2016 for two of the covered participants which resulted in a decrease in the liabilities of approximately $24,784. In 2015, the mortality assumption was changed from the RP-2000 annuitant/non-annuitant mortality table with generational improvements using scale BB to the 2008 VBT Primary Male Smoker tables with generational improvements using scale MP-2015 for the same two covered participants which resulted in a decrease to the pension obligation of approximately $171,000.

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

The following table shows reconciliations of the Gas Company’s pension and post-retirement plan benefits as of September 30:

	Pension Benefits		Post-retirement Benefits
	2016	2015	2016	2015
Change in benefit obligations:
Benefit obligation at beginning of year	$19,284,602	$18,633,318	$1,295,660	$1,264,378
Service cost (excluding expected expenses)	351,565	337,039	19,325	20,979
Interest cost	977,868	919,156	50,423	48,673
Participant contributions	—	—	77,754	63,740
Actuarial loss	2,361,479	300,931	191,240	25,891
Benefits paid	(947,538)	(905,842)	(147,926)	(128,001)
Curtailments	—	—	—	—
Benefit obligation at end of year	22,027,976	19,284,602	1,486,476	1,295,660
Change in plan assets:
Fair value of plan assets at beginning of year	13,757,839	13,675,154	—	—
Actual return on plan assets	1,122,982	4,126	—	—
Company contributions	957,516	990,897	70,172	64,261
Participant contributions	—	—	77,754	63,740
Benefits paid	(954,141)	(912,338)	(147,926)	(128,001)
Fair value of plan assets at end of year	14,884,196	13,757,839	—	—
Funded status	(7,143,780)	(5,526,763)	(1,486,476)	(1,295,660)
Unrecognized net actuarial loss/(gain)	5,998,607	4,403,014	150,130	(45,221)
Unrecognized prior service cost	2,622	9,797	146,536	150,083
(Accrued) prepaid benefit cost	(1,142,551)	(1,113,952)	(1,189,810)	(1,190,798)
Accrued contribution	—	—	—	—

Amounts recognized in the balance sheet consists of:
Prepaid (accrued) benefit liability	(7,143,780)	(5,526,763)	(1,486,476)	(1,295,660)

Amounts recognized in the Balance Sheets consist of:
(Accrued)/prepaid pension cost as of beginning of fiscal year	(1,113,952)	(1,366,855)	(1,190,798)	(1,189,761)
Pension (cost) income	(1,254,598)	(986,115)	(73,647)	(70,313)
Contributions	957,516	990,897	—	—
Change in receivable contribution	268,483	248,121	—	—
Net benefits paid	—	—	74,635	69,276
Change in additional minimum liability	—	—	—	—
(Accrued)/prepaid pension cost as of end of fiscal year	$(1,142,551)	$(1,113,952)	$(1,189,810)	$(1,190,798)

Fair value of plan assets at end of year
Cash and equivalents	$406,557	$175,950	—	—
Government and agency issues	4,227,227	2,920,406	—	—
Corporate bonds	2,809,435	3,691,645	—	—
Fixed index funds	403,756	324,804	—	—
Fixed income	552,373	540,732	—	—
Equity securities	6,484,848	6,104,302	—	—
	$14,884,196	$13,757,839	—	—

The funded status of both plans totaling a deficiency of approximately $8,600,000 and $6,800,000 at September 30, 2016 and 2015, respectively, are included in deferred pension & post-retirement benefits on the consolidated balance sheets, which are offset by a pension regulatory asset of approximately $116,000 at September 2016 and a pension regulatory liability of approximately $35,000 at September 30, 2015. In accordance with ASC 715, the net actuarial loss/(gain) and unrecognized prior service cost are collectively adjusted through other comprehensive income (loss)-minimum pension liability and included in accumulated other comprehensive income in the consolidated financial statements, which are presented net of tax for fiscal 2014. In the fourth quarter of fiscal 2015 the Gas Company determined that it meets the criteria to record these items as a regulatory asset in accordance with ASC 980-715-25-5. See Note 5 to the Notes of the Consolidated Financial Statements for additional information.

During the year ended September 30, 2015, the pre-tax accumulated net actuarial loss/(gain) and unrecognized prior service cost increased by $851,547 from $3,666,126 to $4,517,673. Historically, the change in these items had been recorded net of tax in the consolidated statements of changes in stockholders’ equity. During first three quarters of the year ended September 30, 2015, the Gas Company recorded $222,363 ($377,526, net of tax) through OCI for the estimated change in these items based on estimates prepared by the actuary during the year ended September 30, 2014. After removing these items from OCI and establishing the regulated asset in the fourth quarter of the year ended September 30, 2015, the remaining change of $474,021 was recorded directly as an increase to this asset. Beginning with the year ended September 30, 2016 the change in pre-tax net actuarial loss/(gain) and unrecognized prior service was recorded directly to the regulatory asset related to pension.

Amortization of unrecognized net (gain)/loss for the Retirement Plan for fiscal year ending September 30, 2016:

1	Projected benefit obligation as of September 30, 2016	$22,027,976
2	Plan assets at September 30, 2016	(14,884,196)
3	Unrecognized (gain)/loss as of September 30, 2016	5,998,607
4	Ten percent of greater of (1) or (2)	2,202,798
5	Unamortized (gain)/loss subject to amortization - (3) minus (4)	3,795,809
6	Active future service of active plan participants expected to receive benefits	9.99
7	Minimum amortization of unamortized net (gain)/loss - (5)/(6)	$379,961
8	Amortization of (gain)/loss for 2016-2017	$1,027,016

Amortization of unrecognized net (gain)/loss for the Post-Retirement Plan for the fiscal year ended September 30, 2016:

Unrecognized net (gain)/loss at October 1, 2016 subject to amortization	$150,130
Amount to be amortized 2016 - 2017
Amortization period	11 years
Amortization for 2016 - 2017 ((gain)/loss divided by period)	$13,648

	Pension Benefits		Post-retirement Benefits
	2016	2015	2016	2015
Components of net period benefit cost (benefit):
Service cost	357,565	343,039	19,325	20,979
Interest cost	977,868	919,156	50,423	48,673
Expected return on plan assets	(1,028,758)	(1,027,565)	—	—
Amortization of prior service	7,175	9,406	3,547	3,547
Amortization of unrecognized actuarial loss (gain)	672,265	493,958	(4,111)	(7,901)
Net periodic benefit cost (benefit)	986,115	737,994	69,184	65,298

For ratemaking and financial statement purposes, pension expense represents the amount approved by the NYPSC in the Gas Company’s most recently approved rate case. Pension expense (benefit) for ratemaking and financial statement purposes was approximately $970,000 for the years ended September 30, 2016 and 2015. The difference between the pension expense (benefit) for ratemaking and financial statement purposes, and the amount computed above has been deferred as regulatory assets and are not included in the prepaid pension cost noted above. The cumulative amounts deferred equal $264,693 and $89,746 as of September 30, 2016 and 2015, respectively.

The NYPSC has allowed the Gas Company to recover incremental cost associated with post-retirement benefits through rates on a current basis. Due to the timing differences between the Company’s rate case filings and financial reporting period, a regulatory receivable of $103,066 and $123,174 has been recognized at September 30, 2016 and 2015, respectively.

	Pension Benefits		Post-retirement Benefits
	2016	2015	2016	2015
Weighted average assumptions used to determine net
period cost at September 30:
Discount rate	4.20%	5.22%	3.25%	4.00%
Salary increases	2.00%	2.00%	N/A	N/A
Expected return on assets	7.50%	7.50%	N/A	N/A

For the periods ended September 30, 2016 and September 30, 2015, the discount rate was prepared by utilizing an analysis of the plan’s expected future cash flows and high-quality fixed-income investments currently available and expected to be available during the period to maturity of the pension benefits. The discount rate used is an estimate of the rate at which a defined benefit pension plan could settle its obligations. Rather than using a rate and curve developed using a bond portfolio, this method selects individual bonds to match to the expected cash flows of the Plan. Management feels this provides a more accurate depiction of the true cost to the Plan to settle the obligations as the Plan could theoretically go into the marketplace and purchase the specific bonds used in the analysis in order to settle the obligations of the Plan. In 2015, the mortality assumption used is the RP-200 annuitant/non-annuitant Mortality Table for Males and Females with generational improvements projected using scale BB. In 2016, the mortality assumption was changed to the sex-distinct RP-2014 Mortality Tables with improvements projected using Scale MP-2016 on a fully generational basis. This change reduced the benefit obligation by approximately $350,000. The change in discount rate from 5.22% to 4.20% increased the benefit obligation by approximately $2.5 million.

The expected returns on plan assets of the Retirement Plan and Post-Retirement Plan are applied to the market-related value of plan assets of the respective plans. For the Retirement Plan, the market-related value of assets recognizes the performance of its portfolio over five years and reduces the effects of short-term market fluctuations. The Gas Company’s Retirement Plan assets are invested by a manager that reports at least annually to the Gas Company’s Investment Committee for review and evaluation. The manager has been given the objective to achieve modest capital appreciation with a secondary objective of achieving a relatively high level of current income using a mix of cash equivalents, fixed income securities and equities to structure a balanced investment portfolio. The Investment Committee does not reserve control over investment decisions, with the exception of certain limitations, and holds the manager responsible and accountable to achieve the stated objectives. The market-related value of Post-Retirement Plan assets is set equal to market value.

For measurement purposes, a 6% annual rate of increase in the per capita cost of covered benefits (health care cost trend rate) was assumed for 2016. The rate is assumed to increase by 6% each year thereafter. A 1% increase in the actual health care cost trend would result in approximately a 3.9% increase in the service and interest cost components of the annual net periodic post-retirement benefit cost and a 5.7% increase in the accumulated post-retirement benefit obligation. A 1% decrease in the actual health care cost trend would result in approximately a 3.2% decrease in the service and interest cost components of the annual net periodic post-retirement benefit cost and a 4.8% decrease in the accumulated post-retirement benefit obligation.

The Gas Company expects to contribute $1,183,628 to the Retirement Plan during the year ended September 30, 2017.

The estimated pension plan benefit payments are as follows:
2017	$1,162,055
2018	$1,183,273
2019	$1,248,018
2020	$1,358,644
2021	$1,410,391
2022+	$7,215,801

The Gas Company also maintains the Corning Natural Gas Corporation Employee Savings Plan (the “Savings Plan”). All employees of the Gas Company who work for more than 1,000 hours per year and who have completed one year of service may enroll in the Savings Plan at the beginning of each calendar quarter. Under the Savings Plan, participants may contribute up to 50% of their wages. For all employees, the Gas Company will match one-half of the participant’s contribution up to a total of 50% of the participant’s contribution up to a total of 6% of the participant’s wages. The plan is subject to the federal limitation. The Gas Company contribution to the plan was $87,595 in 2016 and $87,456 in 2015.

(13) Acquisition of Pike County Light & Power Company

As previously reported, on October 13, 2015, the Holding Company entered into a Stock Purchase Agreement with O&R for the purchase of all of the outstanding capital stock of Pike, a Pennsylvania corporation operating as a regulated electric and gas utility serving approximately 5,800 customers in Pike County, Pennsylvania. The purchase price for the stock of Pike was $13.1 million, with an initial closing date working capital adjustment of $2.5 million which was adjusted to $1.97 million for the final working capital adjustment, subsequent to year end, and the approximately $530,000 is included in Acquisition receivable on the consolidated balance sheet and assumption of $3.2 million in Pike’s outstanding bonds and closed on August 31, 2016. In addition, O&R agreed to provide transition assistance pursuant to a Transition Services Agreement (“TSA”), and to continue to supply electric power and gas to Pike County pursuant to Electric and Gas Supply Agreements (“ESA” and “GSA”). The Gas and Electric Supply Agreements are each for a term of 36 months, with up to three 12-month renewal terms.

The acquisition of Pike was financed in part by financing from M&T Bank, including a $12 million term loan, a $2 million line of credit, one or more letters of credit with a limit of up to $2.5 million and an initial amount of $2.1 million, issued to O&R as collateral security for the obligations of Pike under the TSA, the GSA and the ESA. The debt is guaranteed by Corning Holding. There also was $3,616,924 paid in cash. Immediately after the closing, Corning Holding caused Pike to issue a notice of redemption to the holders of its $3.2 million in bonds, to repurchase the bonds at 100.372% of their principal amount effective October 2, 2016.

The consolidated balance sheet reflects the identification by the Company of the fair value of identifiable tangible and intangible assets and liabilities acquired. The excess of net value over the purchase price was recorded as other income in fiscal 2016 as a bargain purchase of $1,306,007. The current receivable of approximately $725,000 recognized as “Acquisition receivable” on the consolidated balance sheet, is mainly attributable to a working capital adjustment of approximately $530,000 that was received by Pike in October 2016 and additional cash payment from the acquisition not received until October 2016. The trade name valued at $311,000, the acquired intangible assets, will be amortized over five years and is included in “Other assets” on the consolidated balance sheet. The following table summarizes the fair value of assets acquired and liabilities assumed:

Cash	306,740
Customer accounts receivable	1,349,183
Acquisition receivable	194,619
Current assets	414,044
Property and equipment	18,754,174
Other assets	744,345
Acquired intangibles:
Trade name	311,000
Total fair value of assets acquired	22,074,105

Current liabilities assumed	(1,372,147)
Bond assumed	(3,200,000)
Other liabilities assumed	(218,744)
Net liabilities assumed	(4,790,891)

Net assets acquired	17,283,214

Cash consideration	(15,086,989)

Gain before deferred tax benefit	2,196,225
Income tax benefit - deferred	(964,143)
Gain on bargain purchase	$1,232,082

The business combination was accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. As an acquirer for accounting purposes, the Company has estimated the fair value of Pike’s assets and liabilities assumed and ensured that the accounting policies of Pike were consistent with that of the Company. ASC requires that when fair value of the net assets acquired exceeds the purchase price, resulting in a bargain purchase of assets, the acquirer must reassess the reasonableness of the values assigned to all of the net assets acquired, liabilities assumed and consideration transferred. The Company performed such assessment and concluded that the values assigned for the acquisition were reasonable. In the case of the acquisition of Pike, many factors contributed to a bargain purchase. O & R primarily operates in New York and New Jersey, and having an operation in Pennsylvania created numerous additional operating costs given its differing jurisdiction. Additionally, Pike represented approximately 6,000 customers as compared to O & R’s overall customer base of over 100,000. Thus, the incremental operating costs were not economically viable for O & R. Another factor contributing to the bargain purchase is that the market for utility companies the size of Pike is relatively small, which resulted in a limited number of bidders. The bargain purchase gain will reduce the tax basis of the assets acquired, resulting in a deferred tax liability of $964,143 in connection with the acquisition accounting.

Pro forma unaudited condensed consolidated financial information for the years ended September 30, 2016 and September 30, 2015 give effect as if the acquisition occurred on October 1 of the respective year:

	Fiscal Year Ended
	(Unaudited)
	September 30, 2016	September 30, 2015

Revenue	$28,202,000	$33,721,000
Net income	$4,350,000	$3,517,000
Net income per share	$1.74	$1.34

The combined proforma financial information does not reflect the realization of any expected cost savings or other synergies from the acquisition of Pike as a result of restructuring activities, other cost savings initiatives or sales synergies following the completion of the business combination.

(14) Segment Reporting

The Company’s reportable segments have been determined based upon the nature of the products and services offered, customer base, availability of discrete internal financial information, homogeneity of products, delivery channel and other factors.

The Corning Natural Gas Corporation (the “Gas Company”) is a gas distribution company providing gas on a commodity and transportation basis to its customers in the Southern Tier of New York State. Pike County Light & Power Company (“Pike”) provides electricity and natural gas to Pike County, Pennsylvania. The Holding Company is the parent company of all subsidiaries and has a 50% ownership in the Leatherstocking joint ventures. Corning Natural Gas Appliance Corporation’s (the “Appliance Company”) information is presented with the Holding Company as it is has little activity.

The following table reflects the results of the segments consistent with the Holding Company’s internal financial reporting process. The following results are used in part, by management, both in evaluating the performance of, and in allocating resources to, each of the segments.

	Gas Company	Pike	Holding Company	Total Consolidated
Total electric utility revenue	$0	$620,637	$0	$620,637
Total gas utility revenue	$19,051,661	$36,948	$0	$19,088,609
Bargain purchase adjustment (1)	$0	$1,232,082	$0	$1,232,082
Investment income	$102,524	$0	$0	$102,524
Equity investment (loss)	$0	$0	($59,670)	($59,670)
Net income (loss)	$2,003,556	$1,179,102	($61,264)	$3,121,394
Income tax expense (benefit)	$1,140,527	($26,408)	($37,653)	$1,076,466
Interest expense	$865,391	$35,625	$2,291	$903,307
Depreciation expense	$1,703,190	$54,414	$0	$1,757,604
Amortization expense	$424,744	$16,047	$0	$440,791
Total assets	$76,173,336	$27,340,379	$3,490,759	$107,004,474
Capital expenditures	$7,224,955	$280,000	$0	$7,504,955

(1)	This is a one-time transaction resulting from the acquisition of Pike.

Prior to the acquisition of Pike County Light & Power Company, Management viewed the Company as one segment.

(15) Stock Options

A summary of all stock option activity and information related to all options outstanding follows:

	2015 Stock Options
	Number of	Weighted	Average
	Shares	Average	Remaining
	Remaining	Exercise	Contractual
	Options	Price	Term
Outstanding at October 1, 2014	13,500	$12.83
Options granted	—
Options exercised during year ended September 30, 2015	1,500	$12.83
Options expired during year ended September 30, 2015	—
Outstanding at September 30, 2015	12,000	$12.83	.25 years
Exercisable at September 30, 2015	12,000	$12.83	.25 years

	2016 Stock Options
	Number of	Weighted	Average
	Shares	Average	Remaining
	Remaining	Exercise	Contractual
	Options	Price	Term
Outstanding at October 1, 2015	12,000	$12.83
Options granted	—
Options exercised during year ended September 30, 2016	9,000	$12.83
Options expired during year ended September 30, 2016	3,000	$12.83
Outstanding at September 30, 2016	—	$0.00
Exercisable at September 30, 2016	—	$0.00

There is no unrecognized cost related to options at September 30, 2016 because all options have fully vested.

(16) Commitments

The Gas Company is a local distribution company and has contracted for gas supply from various sources to provide the commodity to the city gates. The city gate is the transfer point at which we take ownership of the gas supply from local producers and interstate pipelines and billing metering starts. The Gas Company maintains storage capacity of approximately 736,000 Dekatherms. Prior to April 2014, the Gas Company contracted with a third-party to manage its gas supply and storage. Starting in April 2014, the Gas Company assumed responsibility for managing its gas supply assets. At September 30, 2016, the Gas Company had 565,014 dekatherms at $903,007 in storage. As the result of these actions, we anticipate that the Gas Company will have sufficient gas to supply our customers for the 2016-2017 winter heating season. The contract with O&R should provide sufficient electricity and natural gas to supply Pike for the 2016-2017 winter heating and summer cooling.

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

Environmental Considerations: The Gas Company and Pike are subject to various federal, state and local environments laws and regulations. The Gas Company has established procedures for the ongoing evaluation of its operations to identify potential environmental exposures and assure compliance with regulatory policies and procedures. Management is currently putting procedures in place to do the same at Pike. Management believes the Gas Company and Pike are in compliance with all applicable regulations.

(17) Related Party Transactions

Related party receivables are expenditures paid on behalf of the Holding Company’s joint venture investments. There were costs incurred in fiscal year 2016 of $67,270 with approximately $9,900 due for shares sold to Leatherstocking Gas for director services. A total of $420,000 was paid in fiscal year 2016 and we expect repayment on the balance during the year ended September 30, 2017.

(18) Subsequent Events

On August 31, 2016, the Holding Company’s newly acquired, wholly-owned subsidiary Pike had outstanding $3.2 million in outstanding First Mortgage Bonds, 7.07% Series C Due 2018 (the “Pike Bonds”) issued pursuant to the Indenture of Mortgage and Deed of Trust, between Pike and Deutsche Bank as trustee (as successor to Bankers Trust Company) (the “Trustee”), as amended by the First Supplemental Indenture, dated as of August 15, 1990 and the Second Supplemental Indenture, dated as of October 1, 1998 (collectively, the “Indenture”). The Pike Bonds were repaid on October 3, 2016.

The Gas Company entered into an additional $4.2 million Multiple Disbursement Term Note with M&T Bank on August 31, 2016 which permits draws from time to time in accordance with its terms until December 31, 2016. The first draw on this note was $3.0 million on October 5, 2016.