Form 10-K/A
period 2016-09-30
Corning Natural Gas Holding Corp
filed 2017-01-27
CIK 1582244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2016

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☑ No ❑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company”

in Rule 12b-2 of the Exchange Act.

Large accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☑

The aggregate market value of the 1,739,431 shares of the Common Stock held by non-affiliates of the Registrant at the $15.95 average of bid and asked prices as of the last business day of registrant’s most recently completed second fiscal quarter, March 31, 2016, was $27,743,924.

Number of shares of Common Stock outstanding as of the close of business on December 15, 2016: 2,484,211

EXPLANATION OF AMENDMENT

Corning Natural Gas Holding Corporation is filing this Form 10-K/A as Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended September 30, 2016 (the “Annual Report”) that was filed with the Securities and Exchange Commission on December 29, 2016 for the purpose of including the following portions of Corning Natural Gas Holding Corporation’s Annual Report:

Item 10 — Directors, Executive Officers and Corporate Governance

Item 11 — Executive Compensation

Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13 — Certain Relationships and Related Transactions, and Director Independence

Item 14 — Principal Accounting Fees and Services

Item 15 — Exhibits, Financial Statement Schedules

Except as described above, no other amendments are being made to the Annual Report.  This Amendment does not reflect events occurring after the September 30, 2016 fiscal year end except as expressly set forth in the December 29, 2016 filing of the Annual Report or herein, or modify or update the disclosure contained in the Annual Report in any way other than as required to reflect the additions discussed above and reflected below.

EXPLANATORY NOTE

Corning Natural Gas Holding Corporation (“Holding Company”) is a successor issuer to Corning Natural Gas Corporation (“Gas Company”) as of November 12, 2013 as a result of a share-for-share exchange, creating a holding company structure. As of November 12, 2013, the Gas Company became a wholly-owned subsidiary of Holding Company.

As used in this Form 10-K, the term “Company”, “we” or “us” refers to the consolidated companies, the terms “Gas Company” and “Corning Gas” mean Corning Natural Gas Corporation, and the term “Pike” means Pike County Light & Power Company, unless the context clearly indicates otherwise. Except as otherwise stated, the information contained in this Form 10-K/A is as of September 30, 2016.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

Board of Directors.  The names, ages, positions, business experience and principal occupations and employment of each member of the board of directors is set forth below (each of the director’s terms will expire on April 27, 2017):

			Director of Holding	Director of Gas
Name	Age	Position	Company Since	Company Since

Henry B. Cook, Jr.	69	Chairman of the Board and Director	2013	2007
Michael I. German	66	Chief Executive Officer, President and Director	2013	2006
Ted W. Gibson	74	Director	2013	2006
Robert B. Johnston	51	Director	2014	—
Joseph P. Mirabito	58	Director	2013	2010
William Mirabito	56	Director	2013	2010
George J. Welch	71	Director	2013	2007
John B. Williamson III	62	Director	2013	2010

Henry B. Cook, Jr. is our chairman of the board of directors and has served as a director of the Holding Company since its organization in 2013 and a director of Corning Gas since May 2007.  Mr. Cook is also a director of the Corning Natural Gas Appliance Corporation (“Corning Appliance”). He has served the president of Triple Cities Acquisition, LLC, a heavy truck parts and vehicle dealer, and Roadwolf Transportation Products, LLC, an importer of heavy duty truck parts since 2001.  He is not related to Matthew J. Cook, our vice president – operations. Mr. Cook has exhibited his expertise in the development and management of the business of those two companies. The business experience, together with the expertise about our business and operations derived from his years of service on the board of the Company and leadership as chairman of the board led the board of directors to conclude that Mr. Cook has the judgment and skills desired for continued service on the board.

Michael I. German has served as our chief executive officer, president and director of the Holding Company since its organization in 2013 and has been the chief executive officer, president and a director of Corning Gas since December 2006. Mr. German also serves as president of Corning Appliance, Pike, and our joint venture investments, Leatherstocking Gas Company, LLC (“Leatherstocking Gas”) and Leatherstocking Pipeline Company, LLC (“Leatherstocking Pipeline”) and serves on the boards of Leatherstocking Gas, Leatherstocking Pipeline and Pike. Prior to joining the Company, he was senior vice president, utility operations for Southern Union Company where he was responsible for gas utility operations in Missouri, Pennsylvania, Rhode Island and Massachusetts.  From 1994 to 2005, Mr. German held several senior positions at Energy East Corporation, a publicly-held energy services and delivery company, including president of several utilities. From 1978 to 1994, Mr. German worked at the American Gas Association, finishing as senior vice president. From 1976 to 1978, Mr. German worked for US Energy Research and Development Administration. Mr. German is a board member of the Northeast Gas Association, Ampco Pittsburgh Corporation and several non-profit organizations. Mr. German’s role as president and chief executive officer and responsibility for the day-to-day operations and significant strategic initiatives, as well as his extensive experience in utility and public company operations, led the board to conclude that Mr. German should continue to serve as a director.

Ted W. Gibson has been a director of the Holding Company since its organization in 2013 and has been a director of Corning Gas since November 2006.  Mr. Gibson is also a director of Corning Appliance. He has served as the chief executive officer of Classic City Mechanical, an underground utility business, since 1979.  Mr. Gibson is also a corrosion specialist in the National Association of Corrosion Engineers and a graduate of the Georgia Institute of Technology – Mechanical Engineer.  Mr. Gibson previously served as a United States Marine Corps Captain, and is a Vietnam veteran. He is also an inspector for the Nevada State Boxing Commission. Mr. Gibson’s professional background and extensive experience with pipelines and other underground utilities, his business and management expertise in his service as chief executive officer of Classic City Mechanical, his knowledge of our business and contributions during his years of service on the board of directors, led the board of directors to conclude that Mr. Gibson has the skills desired for continued service on the board.

Robert B. Johnston has been a director of the Holding Company since July 15, 2014. He has served as the Executive Vice President and Chief Strategy Officer for The InterTech Group, Inc. (“ InterTech”) since 2008. In this capacity, he is responsible for merger and acquisition activities, investments and communications at InterTech as well as oversight of a number of InterTech operating companies. He previously served as the President, Chief Executive Officer and Deputy Governor of The Hudson’s Bay Company. He currently serves on several public company boards including Supremex Inc. where he is the chairman of the board of directors, Fyffes PLC, Circa Enterprises and Gas Natural Inc. Additionally, he serves on the board of directors of the South Carolina Community Loan Fund, Colabor Group Inc., and is a member of the advisory board of the McGill University Executive Institute. Mr. Johnston previously served on the Boards of Exchanges Canada, Pacific Northern Gas, Central Vermont Public Service Corporation, Galvanic Applied Sciences, The Hudson’s Bay Company, Canada’s National History Society and Carolina Youth Development Center. Mr. Johnston received an MBA from the John Molson School of Business, a MA in Public Policy & Public Administration and a BA in Political Science from Concordia University. Additionally, He holds the ICD.D Designation from the Institute of Corporate Directors (Canada). Mr. Johnston’s extensive financial and operational experience coupled with his corporate governance and regulated utility experience led the board to conclude that he should continue to serve as a director.

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

William Mirabito has served as a director of the Holding Company since its organization in 2013 and has been a director of Corning Gas since November 2010. He and Joseph Mirabito are cousins. He was president of Mang Insurance Agency from 2008 to 2015 and has served as senior vice president of Mirabito Holdings, Inc. and Mirabito Regulated Industries, LLC since 2014. He is also the chairperson of the audit committee for Mirabito Holdings, Inc. In addition to serving as a board member of the Fox Hospital in Oneonta, NY, he also serves on its finance committee. He is also a board member of Springbrook and serves on its executive committee. Mr. Mirabito also serves as a director on the boards of Corning Appliance, Leatherstocking Gas and Leatherstocking Pipeline. Mr. Mirabito’s business and management experience as president of Mang Insurance Agency and senior vice president of Mirabito Holdings, Inc. and Mirabito Regulated Industries, LLC, his commitment to the growth of our business as a significant shareholder, as well as his experience in advising and serving on the board and committees of Fox Hospital and Springbrook led the board of directors to conclude that Mr. Mirabito has the skills and experience desired for continued service on the board.

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

Executive Officers.  The names, ages, positions and certain other information concerning the current executive officers and significant employees of the Holding Company, Pike and the Gas Company are set forth below.

Name	Age	Position
Michael I. German*	66	Chief Executive Officer, President and Director
Firouzeh Sarhangi	58	Chief Financial Officer and Treasurer
Stanley G. Sleve	67	Vice President - Administration and Corporate Secretary
Matthew J. Cook	55	Vice President - Operations
Russell S. Miller	53	Vice President - Gas Supply and Marketing

* Biographical information for Mr. German can be found under “Board of Directors.”

Firouzeh Sarhangi has served as Chief Financial Officer and Treasurer of the Holding Company since its organization in 2013. She was appointed as Chief Financial Officer and Treasurer of Corning Gas in 2006. Ms. Sarhangi also serves as Treasurer of Corning Appliance and as Chief Financial Officer of Pike, Leatherstocking Gas and Leatherstocking Pipeline and serves on the boards of Leatherstocking Gas, Leatherstocking Pipeline and Pike. From February 2004 until her appointment as Chief Financial Officer of the Company, she served as Vice President - Finance of Corning Gas. Previously, she was President of Tax Center International ("TCI"), a company she founded and operated until Corning purchased TCI in 1998. Ms. Sarhangi has thirty-three years of public accounting experience.

Stanley G. Sleve has served as Vice President-Administration and Secretary of the Holding Company since its organization in 2013. He joined the Company and has served as Vice President since 1998. He has served as Corning Gas’ Corporate Secretary since 2006 and as Vice President - Administration since 2007. Mr. Sleve oversees corporate operations including customer service, facilities management, human resources, information technology and community relations. Mr. Sleve also serves as Secretary of Corning Appliance and Pike. Mr. Sleve served as the chairman of the board of directors of the Corning Area Chamber of Commerce for two years and now serves as a member of the Executive Committee and the Government Affairs Committee of the Chamber Board. He also serves on the Chemung County Chamber of Commerce Public Affairs Committee.

Matthew J. Cook joined Corning Gas in February 2008 as vice president – operations. Mr. Cook has 27 years of natural gas utility experience.  From 2000 until joining Corning Gas, Mr. Cook was employed by Mulcare Pipeline Solutions, a supplier of products and services to the natural gas industry, in various positions including sales manager and technical specialist. Previously, Mr. Cook served as operations engineer and gas engineer for New York State Electric and Gas.  He is not related to our director, Henry B. Cook, Jr. Mr. Cook also serves as a vice president of Corning Appliance and as a director on the boards of Leatherstocking Gas, Leatherstocking Pipeline and Pike.

Russell S. Miller rejoined Corning Gas as director of gas supply and marketing in June 2008 and was appointed as vice president – gas supply and marketing, in December 2009. From 1987 through 2004 he was employed by us in various positions including vice president – operations, gas supply manager and mapping technician. From 2006 until rejoining Corning Gas, he was employed by IBM, as energy distribution manager where he managed a team of energy buyers.  From 2004 through 2006, he was employed as an industrial account manager for Sprague Energy Corp. located in Portsmouth, New Hampshire. Mr. Miller also serves as a vice president of Corning Appliance and as a director on the boards of Leatherstocking Gas, Leatherstocking Pipeline and Pike.

Executive officers are generally chosen or elected to their positions annually and hold office until the earlier of their removal or resignation or until their successors are chosen and qualified.

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

The audit committee oversees management’s implementation of internal controls and procedures for financial reporting designed to ensure the integrity and accuracy of our financial statements and to ensure that we are able to timely record, process and report the information required for public disclosure.  In fulfilling its oversight responsibilities, the audit committee reviewed and discussed the financial statements with management and Freed Maxick CPA’s, P.C. (“Freed Maxick”), our independent accounting firm. The audit committee reviewed and discussed the audited financial statements of the Company for the years ended September 30, 2016 and September 30, 2015, with Freed Maxick. The audit committee also discussed with Freed Maxick, the matters required by AU Section 380, “Communication with Audit Committees” (Statement on Auditing Standards No. 61, as amended). The audit committee reviewed with Freed Maxick, which is responsible for expressing an opinion on the conformity of our audited financial statements with accounting principles generally accepted in the United States, its judgment as to the quality, not just the acceptability, of our accounting principles and other matters as are required to be discussed with the audit committee pursuant to generally accepted auditing standards.

In discharging its oversight responsibility as to the audit process, the audit committee obtained from our independent accounting firm a formal written statement describing all relationships between the independent accounting firm and us that might bear on the accounting firm’s independence consistent with the requirements of the Public Company Accounting Oversight Board and discussed with the accounting firm any relationships that may impact its objectivity and independence.  In considering the accounting firm’s independence, the audit committee also considered whether the non-audit services performed by the accounting firms on our behalf were compatible with maintaining the independence of the accounting firm.

In reliance upon (1) the audit committee’s reviews and discussions with management and Freed Maxick, (2) management’s assessment of the effectiveness of our internal control over financial reporting, and (3) the receipt of an opinion from Freed Maxick dated December 29, 2016, stating that the Holding Company’s financial statements for the fiscal year ended September 30, 2016 are presented fairly, in all material respects, in conformity with U.S. generally accepted accounting principles, the audit committee recommended to our board that these audited financial statements be included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016, for filing with the SEC.

Audit Committee

JOHN B. WILLIAMSON III, CHAIRMAN

HENRY B. COOK, JR.

WILLIAM MIRABITO

ITEM 11.  Executive Compensation

Nominating/Compensation Committee. Our nominating/compensation committee is comprised of Mr. Gibson, the committee’s chairman, Mr. Joseph Mirabito and Mr. Williamson. The committee met twice last fiscal year to recommend salaries and report those recommendations to the full board for approval.

Nominating/Compensation Committee Interlocks and Insider Participation. No officers or employees of the Holding Company served on the nominating/compensation committee. Mr. German meets with the compensation committee at their request and makes recommendations with respect to the compensation of other officers. Mr. Mirabito is an officer, director and shareholder of a company that has entered into a joint venture with the Holding Company. There are no interlocks between our compensation committee and officers and those of any other company.

Summary Compensation Table.  The following table summarizes the compensation paid by the Gas Company, our wholly-owned subsidiary, to the following individuals who are officers of both companies: the chief executive officer, chief financial officer, and our most highly compensated executive officers.

					Change in
					Pension
					Value and
					Nonqualified
				Option	Deferred	All Other
Name and	Year	Salary	Bonus	Awards	Compensation Earnings	Compensation(1)	Total
Principal Position		($)	($)	($)	($)	($)	($)

Michael I. German, President and Chief	2016	170,000	—	—	38,061	5,466	213,527
Executive Officer	2015	169,946	—	—	37,918	6,063	213,927
Firouzeh Sarhangi, Chief Financial Officer and	2016	130,904	—	—	34,156	3,727	168,787
Treasurer	2015	125,892	8,064	—	26,233	3,492	163,681
Stanley G. Sleve, Vice President – Administration	2016	122,921	—	—	57,125	3,688	183,734
and Corporate Secretary	2015	123,315	8,092	—	47,020	3,942	182,369
Matthew Cook, Vice President – Operations	2016	129,904	—	—	22,595	3,897	156,396
	2015	124,865	7,600	—	18,260	3,974	154,699
Russell Miller, Vice President – Gas Supply	2016	120,904	—	—	28,857	3,627	153,388
and Marketing	2015	115,865	8,352	—	21,620	3,727	149,564

(1)	The amounts reported include 401(k) matching contributions by the Company in fiscal 2016 of $5,100 for Mr. German, $3,727 for Ms. Sarhangi, $3,688 for Mr. Sleve, $3,897 for Mr. Cook and $3,627 for Mr. Miller and in fiscal 2015 of $5,098 for Mr. German, $3,492 for Ms. Sarhangi, $3,942 for Mr. Sleve, $3,974 for Mr. Cook and $3,727 for Mr. Miller.

Employment Agreements.

Pursuant to his employment agreement dated November 30, 2006, Mr. German continues to serve as president and chief executive officer of Corning Gas for 2017 under the automatic renewal provisions of his contract. The employment agreement provides for termination payments to Mr. German as follows:

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

The executives are not required to mitigate the amount of any payment under the Change of Control Agreements by seeking employment or otherwise. We also agreed to pay to each of the executives all legal fees and related expenses incurred by the executive in connection with enforcing the agreement, whether or not the executive prevails.

Executive Employee Incentive Program.

Each year, the Board of Directors approves the performance goals and terms of an Executive Employee Incentive Program. The program is designed to (a) attract and retain high caliber executives who are capable of optimizing the Holding Company’s and the Company’s performance, and (b) reward our executive officers for the achievement of annual corporate and operational goals. Performance bonuses, if earned, are paid in cash during the first calendar quarter of the calendar year following the calendar year for which performance was measured, and are based upon the Board of Directors’ determination of the percentage of the goals that were met. Eligible employees include each of our named executive officers other than Mr. German: Ms. Sarhangi, Mr. Sleve, Mr. Cook, and Mr. Miller. Awards under the program are at the discretion of the Board of Directors and may be modified or discontinued at any time. No bonuses were awarded in fiscal 2016 because earnings targets were not met in 2015.

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

Outstanding Equity Awards at Fiscal Year End.

There are no outstanding equity awards at the fiscal year ended September 30, 2016. There were 9,000 options exercised and 3,000 options that expired during the fiscal year.

Director Compensation. For fiscal years 2015 and 2016, the Holding Company paid its directors with restricted stock grants of 375 shares per quarter. The shares awarded become unrestricted upon a director leaving the board.  Directors who also serve as officers are not compensated for their service as directors.  On February 27, 2015, shares were issued for the quarter ended December 31, 2014, on May 19, 2015, shares were issued for the quarter ended March 31, 2015, on August 17, 2015, shares were issued for the quarter ended June 30, 2015 and on December 1, 2015, shares were issued for the quarter ended September 30, 2015. On February 12, 2016, shares were issued for the quarter ended December 31, 2015, on June 6, 2016, shares were issued for the quarter ended March 31, 2016, on August 22, 2016, shares were issued for the quarter ended June 30, 2016, and on December 5, 2016, shares were issued for the quarter ended September 30, 2016. Information regarding shares of restricted stock awarded to directors in the fiscal year ended September 30, 2016, is summarized below, at the amount recognized for financial statement reporting purposes in accordance with FASB ASC 718.

	Fee Earned or paid in Cash	Stock Awards	All Other Compensation	Total
Name	($)	($)	($)	($)

Henry B. Cook, Jr.	—	18,548	—	18,548
Ted W. Gibson	—	18,548	—	18,548
Robert B. Johnston	—	18,548	—	18,548
Joseph P. Mirabito	—	18,548	—	18,548
William Mirabito	—	18,548	—	18,548
George J. Welch	—	18,548	—	18,548
John B. Williamson III	—	18,548	—	18,548

(1)	As of September 30, 2016, each director had 375 shares of stock award outstanding.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Principal Shareholders and Management. As of January 20, 2017, there were 2,486,455 shares of common stock outstanding, 105,303 shares of 6% Series A Cumulative Preferred Stock, and 244,263 shares of Series B Convertible Preferred Stock. The Series B Convertible Preferred Stock is convertible into common stock at the option of the holder on a one-for-one basis. The following table sets forth, as of January 20, 2017, information regarding the beneficial ownership of our stock by each shareholder known by us to be the beneficial owner of more than 5% of our stock, each director, each executive officer, and all our directors and executive officers as a group.

	Common Stock**		6% Series A Cumulative Preferred Stock		Series B Convertible Preferred Stock
Names and Address(1)(2)	Shares	Percentage	Shares	Percentage	Shares	Percentage

The Gabelli Group(3)	513,086	20.64%	—	—	73,298	30.01%
One Corporate Center
Rye, NY 10580
Michael I. German(4)	508,788	20.46%	2,588	2.46%	57,936	23.72%
The Article 6 Marital Trust(5)	289,451	11.64%	26,736	25.39%	—	—
under The First Amended and
Restated Jerry Zucker Revocable Trust
4838 Jenkins Avenue
North Charleston, SC 29405
Ted W. Gibson(6)	111,676	4.49%	18,358	17.43%	—	—
Henry B. Cook, Jr.(7)	28,056	1.13%	—	—	—	—
Firouzeh Sarhangi(8)	10,822	*	1,400	1.33%	—	—
George J. Welch(9)	15,858	*	600	*	912	*
Stanley G. Sleve(10)	13,652	*	—	—	1,464	*
Joseph P. Mirabito(11)	49,567	1.99%	600	*	481	*
William Mirabito(12)	50,122	2.02%	4,935	4.69%	1,351	*
John B. Williamson III(13)	12,741	*	1,052	1.00%	1,416	*
Russell Miller(14)	845	*	—	—	—	—
Matthew Cook(15)	958	*	—	—	—	—
Robert B. Johnston(16)	9,942	*	6,000	5.70%	—	—
All directors, director nominees
and executive officers as a group
(12 individuals)	813,027	32.70%	35,533	33.74%	63,560	26.02%

* Less than 1%

** The common stock holdings may also include shares of the Series B Convertible stock which is convertible on a one-for-one basis (subject to adjustment) at any time at the option of the holder.

(1)	Unless otherwise indicated, we believe that all persons named in the table have sole investment and voting power over the shares of common stock owned.

(2)	Unless otherwise indicated, the address of each beneficial owner is c/o Corning Natural Gas Holding Corporation, 330 West William Street, Corning, New York 14830.

(3)	Includes 407,422 shares of common stock held by Gabelli Funds, LLC, which includes 58,203 shares of Series B Convertible Preferred Stock and 105,664 shares of common stock held by Teton Advisors, Inc. which includes 15,095 shares of Series B Convertible Preferred Stock. Each of Gabelli Funds and Teton Advisors has sole voting and dispositive power over the shares of common stock held by it. Based solely on information in Amendment No. 16 to Schedule 13D filed with the SEC on June 28, 2016.

(4)	Includes 7,686 shares of common stock owned by Mr. German’s son of which Mr. German disclaims beneficial ownership of and 23,842 shares of common stock acquired through the Holding Company’s Dividend Reinvestment Program. Common stock shares also include 57,936 shares of Series B Convertible Preferred Stock.

(5)	Based solely on information in Amendment No. 2 to Schedule 13G filed with the SEC on April 23, 2014.

(6)	Includes 12,150 shares of restricted stock.

(7)	Includes 12,075 shares of restricted stock and 1,309 shares of common stock acquired through the Holding Company’s Dividend Reinvestment Program.

(8)	Includes 578 shares of common stock acquired through the Holding Company’s Dividend Reinvestment Program.

(9)	Common stock shares include 12,000 shares of restricted stock, 912 shares of Series B Convertible Preferred Stock and 1,763 shares of common stock acquired through the Holding Company’s Dividend Reinvestment Program.

(10)	Common stock shares include 1,007 shares of common stock acquired through the Holding Company’s Dividend Reinvestment Program and 1,464 shares of Series B Convertible Preferred Stock.

(11)	Common stock shares include 8,872 shares of restricted stock, 481 shares of Series B Convertible Preferred Stock and 1,299 shares held by Mr. Mirabito’s wife. Mr. Mirabito disclaims beneficial ownership of the securities owned by his wife except to the extent of his pecuniary interest therein.

(12)

Common stock shares include 8,872 shares of restricted stock, 1,351 shares of Series B Convertible Preferred Stock and 590 shares of common stock acquired through the Holding Company’s Dividend Reinvestment Program.

(13)	Common stock shares include 8,872 shares of restricted stock, 1,461 shares of Series B Convertible Preferred Stock and 1,687 shares owned jointly with his spouse.
(14)	Includes 58 shares owned by Mr. Miller’s wife and 102 shares of common stock acquired through the Holding Company’s Dividend Reinvestment Program. Mr. Miller disclaims beneficial ownership of the securities owned by his wife except to the extent of his pecuniary interest therein.

(15)	Includes 108 shares of common stock acquired through the Holding Company’s Dividend Reinvestment Program.

(16)	Includes 3,317 shares of restricted stock.

Equity Compensation Plan Information. The Corning Natural Gas Corporation 2007 Stock Plan provides for the issuance of 121,432 shares of our common stock.  Beginning in 2008 and continuing for a period of nine years, on the day of each annual meeting of shareholders, the total maximum number of shares available for issuance will automatically increase to the number of shares equal to 15% of the shares outstanding. On the date of the 2015 annual meeting, April 20, 2016, the total maximum number of shares available for issuance increased to 370,723. As of September 30, 2016, there were no options outstanding and the maximum number of shares available for future grants under the plan, 28,200 shares previously granted and exercised, and 3,000 shares awarded to officers, was 339,523. This plan was assumed by Holding Company as of November 12, 2013, and all outstanding grants were deemed to relate to common stock of Holding Company as of that date.

Number of
securities
remaining available
	Number of		for future issuance
	securities		under equity
	to be issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding securities
	outstanding options,	outstanding options,	reflected in the
Plan category	warrants and rights	warrants and rights	first column)

Equity compensation plans approved	—	—	339,523
by security holders
Equity compensation plans not approved	—	—	—
by security holders
Total	—	—	339,523

ITEM 13.  Certain Relationships and Related Transactions and Director Independence

Certain Relationships and Related Transactions. The Holding Company holds 50/50 joint ventures with Mirabito Regulated Industries, called Leatherstocking Gas Company, LLC and Leatherstocking Pipeline Company, LLC. Mr. Joseph P. Mirabito and Mr. William Mirabito are officers, directors and are 20% and 21% shareholders, respectively, of Mirabito Holdings, Incorporated, a sister company of Mirabito Regulated Industries. Together they hold approximately 4% of the Holding Company’s outstanding common stock. They are also on the board of the Holding Company, Corning Gas, Corning Appliance, Leatherstocking Gas and Leatherstocking Pipeline. The Holding Company and Mirabito Regulated Industries invested $350,000 each into Leatherstocking Gas in fiscal 2016. No investments were made into Leatherstocking Pipeline by either member in fiscal 2016. The Company paid $80,341 to US Bank Voyager Fleet System for purchase of gas for our service vehicles. Mirabito Energy Products is a Voyager Network Partner and is the dba of Mirabito Holdings, Inc. Joseph P. Mirabito is currently president and chief executive officer of Mirabito Holdings, Inc. William Mirabito is currently the senior vice president of Mirabito Holdings, Inc. For coverage of emergency services in the Town of Virgil, the Company also paid Mirabito Energy, Vestal, $12,960.

The Company paid a total of $25,214 to Mr. Welch for legal services performed by Mr. Welch during the fiscal year ended September 30, 2016.

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

ITEM 14.  Principal Accounting Fees and Services

The following is a summary of the aggregate fees for the fiscal years ended September 30, 2016 and 2015, by our independent registered public accounting firm, Freed Maxick CPA’s, P.C. (“Freed Maxick”).

	2016	2015
Audit Fees	$197,700	$125,600
Audit-related Fees	$25,800	$—
Tax Fees	$17,900	$17,500
All Other Fees	$26,300	$21,500
Total	$267,700	$164,600

Audit Fees. These are fees for professional services for the audit of our annual consolidated financial statements, the review of financial statements included in our quarterly reports on Form 10-Q, and services that are typically rendered in connection with statutory and regulatory filings or engagements.

Audit-related Fees. These are fees related to the S-1 registration and the Employee Benefit Plan audit.

Tax Fees. These are fees for professional services rendered with respect to tax compliance, tax advice and tax planning.  These services include the review of tax returns and consulting on tax planning matters.

All Other Fees. These are fees related to filing requirements for business combinations for the purchase of Pike.

The audit committee authorized the payment by us of the fees billed to us by Freed Maxick in fiscal 2016 and 2015.  The decision to engage Freed Maxick was approved by the audit committee.  The audit committee has considered whether the provision of non-audit services is compatible with maintaining independence. All audit and non-audit services are required to be pre-approved by the audit committee in accordance with its charter. In fiscal 2016 and 2015, Freed Maxick had no direct or indirect financial interest in Corning in the capacity of promoter, underwriter, voting director, officer or employee.

ITEM 15. Exhibits and Financial Statements Schedules

2.1**	Agreement and Plan of Exchange, dated September 12, 2013, between the Gas Company and Holding Company (filed as Exhibit 2.1 to the Holding Company’s Registration Statement on Form S-4 (No. 333-190348 (the “Form S-4”)))
3.1**	The Holding Company’s Certificate of Incorporation, (included as Exhibit B to the Proxy Statement/Prospectus forming a portion of the Form S-4)
3.2**	Certificate of Exchange, dated November 6, 2013, consented to by the New York Public Service Commission on November 8, 2013, and filed with the New York Department of State on November 12, 2013
3.3**	Amended and Restated Bylaws of Corning Natural Gas Holding Corporation, effective June 2, 2014 (incorporated by reference to Exhibit 3.2 of the Holding Company's Current Report on Form 8-K dated June 2, 2014 and filed on June 3, 2014)
3.4**	The Holding Company's Certificate of Amendment of the Certificate of Incorporation (included as Exhibit 3.1 of February 2016 8-K)
3.5**	Certificate of Amendment to the Certificate of Incorporation of the Holding Company with respect to the number, designation, relative rights, preferences and limitations of the 6% Series A Cumulative Preferred Stock and the Series B Convertible Preferred Stock (incorporated by reference to Exhibit 10.1 of the Holding Company's Current Report on Forms 8-K, dated February 4, 2016 and filed on February 9, 2016)
3.6**	The Gas Company's Restated Certificate of Incorporation (incorporated by reference to the Gas Company's Current Report on Form 8-K dated October 2, 2007)
3.7**	Second Amended and Restated By-Laws if the Gas Company (incorporated by reference to Annex D to the Gas Company's Definitive Proxy Statement originally filed on April 24, 2007)
3.8**	Certificate of Amendment of the Certificate of Incorporation of the Holding Company with respect to the authorized number of shares of the 6% Series A Cumulative Preferred Stock and the Series B Convertible Preferred Stock (incorporated by reference to Exhibit 10.1 of the Holding Company's Current Report on Form 8-K dated March 30, 2016, and filed on March 31, 2016)
4.1**	See Exhibits 3.1 and 3.2 for provisions in the Holding Company’s Certificate of Incorporation and By-laws defining the rights of holders of the Holding Company Common Stock
4.2*	Amended and Restated 2007 Stock Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 10-Q dated August 12, 2009)
4.3**	Dividend Reinvestment Plan (filed as Exhibit 4.3 of the Company’s Registration Statement on Form S-1 (No. 333-182386), originally filed with the Securities and Exchange Commission on June 28, 2012)
10.1*	Employment Agreement dated November 30, 2006 between Michael German and the Company (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated November 30, 2006)
10.2*	Amended and Restated Severance Agreement effective August 18, 2006 between the Company and Kenneth J. Robinson (incorporated by reference to Exhibit 10.18 of the Company’s Current Report on Form 8-K dated August 14, 2006)
10.3*	First Amendment to Employment Agreement between Michael I. German and the Company dated December 31, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 10-Q dated August 12, 2009)
10.4**	Amended and Restated 2007 Stock Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 10-Q dated August 12, 2009)
10.5**	Commercial Promissory Note between the Company and Community Bank, N.A. dated March 31, 2010 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K dated May 7, 2010)
10.6**	Commercial Security Agreement between the Company and Community Bank, N.A. dated March 31, 2010 (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K dated May 7, 2010)
10.7**	Commercial Security Agreement between the Company and Community Bank, N.A. dated March 31, 2010 (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K dated May 7, 2010)
10.8**	Commitment Letter between the Company and Manufacturers and Traders Trust Company dated May 10, 2010 (incorporated by reference to Exhibit 10.16 of the Company’s Current Report on Form 10-Q dated May 12, 2010)
10.9**	Negotiated 311 Gas Transportation Agreement between the Company and Talisman Energy USA, Inc. dated May 13, 2010, with confidential portions redacted. Confidential information omitted and filed separately with the SEC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated May 21, 2010)

10.10**	Multiple Disbursement Term Note between the Company and Manufacturers and Traders Trust Company dated July 14, 2011 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated July 14, 2011)
10.11**	Letter of Credit Agreement between the Company and Manufacturers and Traders Trust Company dated July 14, 2011 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated July 14, 2011)
10.12**	Promissory Note between the Company and Five Star Bank dated September 1, 2011 (incorporated by reference the Company’s Current Report on Form 10-K, dated December 28, 2012)
10.13*	Form of Change of Control Agreement between the Company and Firouzeh Sarhangi, Stanley G. Sleve, Matthew J. Cook and Russell Miller dated April 17, 2012 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated April 17, 2012)
10.14*	Settlement and Release Agreement between the Company and Thomas K. Barry dated December 30, 2011 (incorporated by reference to Exhibit 10.30 of the Company’s Registration Statement on Form S-1 (No. 333-182386), originally filed with the Securities and Exchange Commission on June 28, 2012)
10.15**	Operating Agreement of the Leatherstocking Pipeline Company, LLC (incorporated by reference to Exhibit 10.31 of The Company’s Registration Statement on Form S-1 (No. 333-182386), originally filed with the Securities and Exchange Commission on June 28, 2012)
10.16**	Operating Agreement of the Leatherstocking Gas Company, LLC (incorporated by reference to Exhibit 10.32 of the Company’s Registration Statement on Form S-1 (No. 333-182386), originally filed with the Securities and Exchange Commission on June 28, 2012)
10.17**	Line of Credit Agreement between the Company and Community Bank N.A. dated July 27, 2012 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated July 30, 2012)
10.18**	Term Loan Agreement between the Company and Community Bank N.A. dated July 27, 2012 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated July 30, 2012)
10.19**	Promissory Note in the principal amount of $250,000 payable by the Company to Five Star Bank dated August 13, 2012 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated August 15, 2012)
10.20**	Promissory Note in the principal amount of $250,000 payable by the Company to Five Star Bank dated August 13, 2012 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated August 15, 2012)
10.21*	Form of Restricted Stock Agreement – Officers under the Corning Natural Gas Corporation’s Amended and Restated 2007 Stock Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated December 11, 2012)
10.22*	Form of Restricted Stock Agreement - Non-employee Directors under the Corning Natural Gas Corporation’s Amended and Restated 2007 Stock Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated December 11, 2012)
10.23**	Commercial Line of Credit Agreement and Note as of June 21, 2013 by and between Corning Natural Gas Corporation and Community Bank N.A. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated June 21, 2013)
10.24**	Addendum to Commercial Line of Credit Agreement and Note dated June 21, 2013 by and between Corning Natural Gas Corporation and Community Bank N.A. (incorporated by reference to Exhibit 10.3 of The Company’s Current Report on Form 8-K dated June 21, 2013)
10.25**	Agreement to Cancel Security Agreement dated June 21, 2013 by and between Corning Natural Gas Corporation and Community Bank N.A. (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K dated June 21, 2013)
10.26**	Replacement Multiple Disbursement Term Note, dated as of September 3, 2013, by and between the Company and M&T Bank (incorporated by reference to Exhibit 10.1 of The Company’s Current Report on Form 8-K dated September 3, 2013)
10.27**	Replacement Term Note, dated as of September 3, 2013, by and between the Company and M&T Bank (incorporated by reference to Exhibit 10.2 of The Company’s Current Report on Form 8-K dated September 3, 2013)
10.28**	Multiple Disbursement Term Note, dated as of September 3, 2013, by and between the Company and M&T Bank (incorporated by reference to Exhibit 10.3 of The Company’s Current Report on Form 8-K dated September 3, 2013)
10.29**	Specific Security Agreement, dated as of September 3, 2013, by and between the Company and M&T Bank (incorporated by reference to Exhibit 10.4 of The Company’s Current Report on Form 8-K dated September 3, 2013)
10.30**	Letter of Commitment between the Company and Community Bank N.A. (incorporated by reference to Exhibit 10.1 of the Holding Company’s Current Report on Form 8K dated March 25, 2014)
10.31**	Commercial Line of Credit Agreement between the Company and Community Bank N.A. (incorporated by reference to Exhibit 10.2 of the Holding Company’s Current Report on Form 8K dated March 25, 2014)
10.32**	Stock Purchase Agreement between the Holding Company and Article 6 Marital Trust under the First Amended and Restated Jerry Zucker Revocable Trust Dated April 2, 2007, dated April 7, 2014
10.33**	Stock Purchase Agreement between the Holding Company and the Retirement Plan for the L.S. Starret Company with QCI Management, Inc., as Registered Investment Advisor dated April 14, 2014
10.34**	Stock Purchase Agreement between the Holding Company and DBH, LLC with QCI Asset Management, Inc., as Registered Investment Advisor dated April 14, 2014

10.35**	Stock Purchase Agreement between the Holding Company and Cold Spring Construction Profit Sharing Plan with QCI Asset Management, Inc., as Registered Investment Advisor dated April 14, 2014
10.37**	Stock Purchase Agreement between the Holding Company and Timothy E. Delaney with QCI Asset Management, Inc., as Registered Investment Advisor dated April 14, 2014
10.38**	Stock Purchase Agreement between the Holding Company and Robert B. Johnston dated April 16, 2014
10.39**	Multiple Disbursement Note between the Company and Manufacturers and Traders Trust Company dated July 3, 2014 (incorporated by reference to Exhibit 10.1 of the Holding Company's Current Report on Form 8-K dated July 3, 2014 and filed on July 10, 2014 (the "July 2014 8-K"))
10.40**	Credit Agreement between the Company and Manufacturers and Traders Trust Company dated July 3, 2014 (incorporated by reference to Exhibit 10.2 of the July 2014 8-K)
10.41**	Term Note between the Company and Manufacturers and Traders Trust Company dated July 3, 2014 (incorporated by reference to Exhibit 10.3 of the July 2014 8-K)
10.42**	Credit Agreement between the Company and Manufacturers and Traders Trust Company dated July 3, 2014 (incorporated by reference to Exhibit 10.4 of the July 2014 8-K)
10.43**	Loan Agreement between Leatherstocking Gas Company, LLC and Leatherstocking Pipeline Company, LLC and Five Star Bank dated August 28, 2014 (incorporated by reference to Exhibit 10.1 of the September 2014 8-K)
10.44**	Line of Credit Note between Leatherstocking Gas Company, LLC and Five Star Bank dated August 28, 2014 (incorporated by reference the Exhibit 10.2 of the September 2014 8-K)
10.45**	General Security Agreement between Leatherstocking Gas Company, LLC and Five Star Bank dated August 27, 2014 (incorporated by reference to Exhibit 10.3 of the September 2014 8-K)
10.46**	General Security Agreement between Leatherstocking Pipeline Company, LLC and Five Star Bank dated August 27, 2014 (incorporated by reference to Exhibit 10.4 of the September 2014 8-K)
10.47**	Unlimited Continuing Guarantee between Leatherstocking Pipeline, LLC and Five Star Bank dated August 27, 2014 (incorporated by reference to Exhibit 10.5 of the September 2014 8-K)
10.48**	Pledge and Security Agreement between Corning Natural Gas Holding Corporation and Mirabito Regulated Industries, LLC with Five Star Bank dated August 27, 2014 (incorporated by reference to Exhibit 10.6 of the September 2014 8-K)
10.49**	Pledge and Security Agreement between Corning Natural Gas Holding Corporation and Mirabito Regulated Industries, LLC with Five Star Bank dated August 27, 2014 (incorporated by reference to Exhibit 10.7of the September 2014 8-K)
10.50**	Commitment Letter between the Holding Company and Manufacturers and Traders Trust Company dated September 9, 2015 ( incorporated by reference to Exhibit 10.50 of the September 2015 10-K)
10.51**	Loan Agreement between Leatherstocking Gas Company, LLC and Leatherstocking Pipeline Company, LLC and Five Star Bank dated October 19, 2015 (incorporated by reference to Exhibit 10.1 of the October 2015 8-K)
10.52**	Line of Credit Note between Leatherstocking Gas Company, LLC and Five Star Bank dated October 19, 2015 (incorporated by reference the Exhibit 10.2 of the October 2015 8-K)
10.53**	General Security Agreement between Leatherstocking Gas Company, LLC and Five Star Bank dated October 13, 2015 (incorporated by reference to Exhibit 10.3 of the October 2015 8-K)
10.54**	General Security Agreement between Leatherstocking Pipeline Company, LLC and Five Star Bank dated October 14, 2015 (incorporated by reference to Exhibit 10.4 of the October 2015 8-K)
10.55**	Unlimited Continuing Guarantee between Leatherstocking Pipeline, LLC and Five Star Bank dated October 14, 2015 (incorporated by reference to Exhibit 10.5 of the October 2015 8-K)
10.56**	Stock Purchase Agreement between the Holding Company and Orange and Rockland Utilities, Inc. dated October 13, 2015 (incorporated by reference to Exhibit 10.56 of the September 2015 10-K)
10.57**	Credit Agreement between the Gas Company and Manufacturers and Traders Trust Company, dated January 27, 2016 (incorporated by reference to Exhibit 10.1 of January 2016 8-K)
10.58**	Term Note between the Gas Company and Manufacturers and Traders Trust Company, dated January 27, 2016 (incorporated by reference to Exhibit 10.1 of January 2016 8-K)
10.59**	LIBOR Rate Rider to Term Note between the Gas Company and Manufacturers and Traders Trust Company, dated January 27, 2016 (incorporated by reference to Exhibit 10.1 of January 2016 8-K)
10.60**	Daily Adjusting Revolving Line Note between the Gas Company and Manufacturers and Traders Trust Company, dated January 27, 2016 (incorporated by reference to Exhibit 10.1 of January 2016 8-K)
10.61**	Multiple Disbursement Term Note between the Gas Company and Manufacturers and Traders Trust Company, dated January 27, 2016 (incorporated by reference to Exhibit 10.1 of January 2016 8-K)
10.62**	LIBOR Rate Rider to Multiple Disbursement Term Note between the Gas Company and Manufacturers and Traders Trust Company, dated January 27, 2016 (incorporated by reference to Exhibit 10.1 of January 2016 8-K)
10.63**	General Security Agreement between the Gas Company and Manufacturers and Traders Trust Company, dated January 27, 2016 (incorporated by reference to Exhibit 10.1 of January 2016 8-K)
10.64**	Credit Agreement between the Gas Company and M&T Bank dated January 27, 2016 (incorporated by reference to Exhibit 10.1 of the February 2016 8-K)
10.65**	Term Note between the Gas Company and M&T Bank, dated January 27, 2016, in the principal amount of $17,400,000 (incorporated by reference to Exhibit10.2 of the February 2016 8-K)
10.66**	LIBOR Rate Rider to $17,400,000 Term Note (incorporated by reference to Exhibit 10.3 of the February 2016 8-K)

10.67**	Daily Adjusting Revolving Line Note between the Gas Company and M&T Bank, dated January 27, 2016, (incorporated by reference to Exhibit 10.4 of the February 2016 8-K)
10.68**	Multiple Disbursement Term Note from the Gas Company to M&T Bank in maximum principal amount of $4,200,000 dated January 27, 2016 (incorporated by reference to Exhibit 10.5 of the February 2016 8-K)
10.69**	LIBOR Rate Rider to $4,200,000 Multiple Disbursement Term Note (incorporated by reference to Exhibit 10.6 of the February 2016 8-K)
10.70**	General Security Agreement between the Gas Company and M&T Bank, dated January 27, 2016, (incorporated by reference to Exhibit 10.7 of the February 2016 8-K)
10.71**	Line of Credit/Term Note between Leatherstocking Gas (Borrower), Leatherstocking Pipeline (Guarantor) and Five Star Bank, dated July 11, 2016 (incorporated by reference to Exhibit 10.1 of the June 2016 10-Q)
10.72**	Loan Agreement between Leatherstocking Gas (Borrower) and Leatherstocking Pipeline (Guarantor) and Five Star Bank, dated July 11, 2016 (incorporated by reference to Exhibit 10.2 of the June 2016 10-Q)
10.73**	General Security Agreement between Leatherstocking Gas and Five Star Bank dated July 11, 2016 (incorporated by reference to Exhibit 10.3 of the June 2016 10-Q)
10.74**	General Security Agreement between Leatherstocking Pipeline and Five Star Bank dated July 11, 2016 (incorporated by reference to Exhibit 10.4 of the June 2016 10-Q)
10.75**	Credit Agreement, dated August 31, 2016, between Pike County Light & Power Company and M&T Bank (incorporated by reference to Exhibit 10.1 of the September 2016 8-K)
10.76**	Term Note, dated August 31, 2016, between Pike County Light & Power Company and M&T Bank in the principal amount of $12,000,000 (incorporated by reference to Exhibit 10.2 on the September 2016 8-K)
10.77**	Daily Adjusting LIBOR Revolving Line Note, dated August 31, 2016, between Pike County Light & Power Company and M&T Bank in the maximum principal amount of $2,000,000 (incorporated by reference to Exhibit 10.3 on the September 2016 8-K
10.78**	General Security Agreement, dated August 31, 2016, from Pike County Light & Power Company to M&T Bank (incorporated by reference to Exhibit 10.4 on the September 2016 8-K)
10.79**	Continuing Guaranty, dated August 31, 2016, from Corning Natural Gas Holding Corporation to M&T Bank with respect to the obligations of Pike County Light & Power Company to M&T Bank (incorporated by reference to Exhibit 10.5 on the September 2016 8-K)
10.80**	Credit Agreement, dated August 31, 2016, between Corning Natural Gas Company and M&T Bank (incorporated by reference to Exhibit 10.6 of the September 2016 8-K)
10.81**	Multiple Disbursement Term Note, dated August 31, 2016, from Corning Natural Gas Corporation to M&T Bank in the maximum principal amount of $4,200,000 (incorporated by reference to Exhibit 10.7 of the September 2016 8-K)
10.82**	LIBOR Rate Rider to $4,200,000 Multiple Disbursement Term Note (incorporated by reference to Exhibit 10.8 of the September 2016 8-K)
10.83**	General Security Agreement, dated August 31, 2016, from Corning Natural Gas Corporation to M&T Bank (incorporated by reference to Exhibit 10.9 of the September 2016 8-K)
10.84**	Indenture of Mortgage and Deed of Trust, dated July 15, 1971, from Pike County Light & Power Company to Deutsche Bank Trust Company Americas (as successor to Bankers Trust Company) (incorporated by reference to Exhibit 10.10 of the September 2016 8-K)
10.85**	First Supplemental Indenture, dated July 15, 1971, from Pike County Light & Power Company to Deutsche Bank Trust Company Americas (as successor to Bankers Trust Company) (incorporated by reference to Exhibit 10.11 of the September 2016 8-K)
10.86**	Second Supplemental Indenture, dated as of October 1, 1998, from Pike County Light & Power Company to Deutsche Bank Trust Company Americas (as successor to Bankers Trust Company) incorporated by reference to Exhibit 10.12 of the September 2016 8-K)
21**	Subsidiary of Company
23.1**	Consent of Freed Maxick CPA's, P.C.
31.1***	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act - Michael I. German
31.2***	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act - Firouzeh Sarhangi
32.1***	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
101**	The following materials from the Corning Natural Gas Corporation Annual Report on Form 10-K for the period ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language):
(i) the Condensed Consolidated Balance Sheets at September 30, 2016 and 2015
(ii) the Condensed Consolidated Statements of Income and Comprehensive Income for the years ended
September 30, 2016 and 2015
(iii) the Condensed Consolidated Statements of Stockholders' Equity for the years ended
September 30, 2016 and 2015
(iv) the Condensed Consolidated Statements of Cash Flows for the years ended September 30, 2016 and 2015
(v) related notes to the Condensed Consolidated financial Statements

*	Indicates management contract or compensatory plan or arrangement that was previously filed with, or incorporated by reference into, Corning Natural Gas Holding Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 2016 as filed with the Securities and Exchange Commission December 28, 2016.
**	Previously filed with, or incorporated by reference into, Corning Natural Gas Holding Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 2016 as filed with the Securities and Exchange Commission December 28, 2016.
***	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corning Natural Gas Holding Corporation (Registrant)

Date January 27, 2017	/s/ Firouzeh Sarhangi
By: Firouzeh Sarhangi, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to Annual Report has been signed below by the following persons on behalf of the registrant and in the capacitated and on the dates indicated.

/s/ Michael I. German	Chief Executive Officer,
Michael I. German	President and Director	January 27, 2017

/s/ Firouzeh Sarhangi	Chief Financial Officer and
Firouzeh Sarhangi	Treasurer	January 27, 2017

/s/ Henry B. Cook, Jr.	Chairman of the Board and
Henry B. Cook, Jr.	Director	January 27, 2017

/s/ Ted W. Gibson
Ted W. Gibson	Director	January 27, 2017

/s/ Robert B. Johnston
Robert B. Johnston	Director	January 27, 2017

/s/ Joseph P. Mirabito
Joseph P. Mirabito	Director	January 27, 2017

/s/ William Mirabito
William Mirabito	Director	January 27, 2017

/s/ George J. Welch
George J. Welch	Director	January 27, 2017

/s/ John B. Williamson III
John B. Williamson III	Director	January 27, 2017