Form 10-Q
period 2016-12-31
Corning Natural Gas Holding Corp
filed 2017-02-14
CIK 1582244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding as of February 14, 2017
Common Stock, $.01 par value	2,486,455

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

Assets	December 31, 2016	September 30, 2016

Plant:
Utility property, plant and equipment	$102,101,668	$100,550,221
Less: accumulated depreciation	(23,260,541)	(22,718,488)
Total plant utility and non-utility, net	78,841,127	77,831,733

Investments:
Marketable securities available-for-sale at fair value	2,244,923	2,220,098
Investment in joint ventures	2,768,631	2,583,581
	5,013,554	4,803,679

Current assets:
Cash and cash equivalents	635,191	3,808,968
Customer accounts receivable, (net of allowance for
uncollectible accounts of $32,289 and $30,417, respectively)	4,150,644	2,957,689
Acquisition receivable	0	724,554
Unbilled revenues	1,139,456	976,250
Related party receivables	28,642	172,476
Gas stored underground, at average cost	882,417	903,007
Materials and supplies inventory	1,223,094	1,409,207
Prepaid expenses	1,346,939	1,580,598
Total current assets	9,406,383	12,532,749

Regulatory and other assets:
Regulatory assets:
Unrecovered gas costs	1,004,566	718,705
Deferred regulatory costs	2,734,497	3,596,302
Deferred pension	6,297,895	6,297,895
Other	882,413	811,095
Total deferred debits and other assets	10,919,371	11,423,997

Total assets	$104,180,435	$106,592,158

See accompanying notes to consolidated financial statements.

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
Unaudited

	December 31, 2016	September 30, 2016
Liabilities and capitalization:

Long-term debt, less current installments	$34,158,768	$31,295,781
Less debt issuance costs	387,039	412,316
Total long-term debt	33,771,729	30,883,465

Current liabilities:
Current portion of long-term debt	3,689,462	5,558,156
Borrowings under lines-of-credit and short term debt	5,317,727	8,181,499
Accounts payable	3,394,144	3,321,522
Accrued expenses	536,567	651,744
Customer deposits and accrued interest	1,834,400	1,654,684
Dividends declared	397,397	434,383
Current income taxes	0	10,000
Total current liabilities	15,169,697	19,811,988

Deferred credits and other liabilities:
Deferred income taxes	5,927,509	5,639,619
Deferred compensation	1,491,844	1,453,782
Pension costs and post-retirement benefits	8,364,889	8,513,971
Redeemable preferred stock - Series A
(Authorized 140,000 shares, issued and outstanding	2,632,575	2,632,575
105,303 shares at December 31 and September 30, 2016)
Other	15,982	946,282
Total deferred credits and other liabilities	18,432,799	19,186,229

Commitments and contingencies (see Note 3)	0	0

Temporary equity:
Redeemable convertible preferred stock - Series B
(Authorized 360,000 shares, issued and outstanding
244,263 shares at December 31 and September 30, 2016)	4,924,468	4,920,314

Common shareholders' equity:
Common stock (common stock $.01 par
value per share. Authorized 3,500,000 shares;
issued and outstanding 2,484,211 shares at
December 31, 2016 and 2,479,284 at September 30, 2016)	24,842	24,793
Other paid-in capital	26,844,364	26,768,429
Retained earnings	4,936,860	4,901,774
Accumulated other comprehensive loss	75,676	95,166
Total common shareholders' equity	31,881,742	31,790,162

Total liabilities and capitalization	$104,180,435	$106,592,158

See accompanying notes to consolidated financial statements.

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)	Three Months Ended
	December 31, 2016	December 31, 2015
Utility operating revenues
Gas operating revenues	$5,161,972	$4,800,530
Electric operating revenues	1,930,191	0
Total utility operating revenues	7,092,163	4,800,530

Cost of Sales
Natural gas purchased	1,149,204	891,978
Electricity purchased	666,520	0
Total cost of sales	1,815,724	891,978

Gross margin	5,276,439	3,908,552

Cost and expense
Operating and maintenance expense	3,000,268	1,951,622
Taxes other than income taxes	491,071	482,215
Depreciation	519,800	408,685
Other deductions, net	133,856	106,847
Total costs and expenses	4,144,995	2,949,369

Utility operating income	1,131,444	959,183

Other income and (expense)
Interest expense	(457,009)	(251,955)
Other expense	(12,201)	(10,597)
Other income	53,640	2,367
Investment income	60,003	18,397
(Loss) from joint ventures	(19,951)	(601)
Rental income	12,138	12,138

Net income from utility operations, before income taxes	768,064	728,932

Income taxes
Income tax (expense), current	0	0
Income tax (expense), deferred	(299,565)	(268,582)
Total income taxes	(299,565)	(268,582)

Net income	468,499	460,350
Less Preferred B Dividends	61,066	0
Net income attributable to common shareholders	407,433	460,350

Weighted average earnings per share-
basic:	$0.16	$0.19
diluted:	$0.16	$0.19

Average shares outstanding - basic	2,480,819	2,461,874
Average shares outstanding - diluted	2,480,819	2,461,874

Consolidated Statements of Comprehensive Income
For the Three Months Ended December 31, 2016 and 2015
	2016	2015
Net Income	$468,499	$460,350
Other comprehensive income (loss)
Net unrealized gain (loss) on securities available for sale
net of tax of ($13,600) and $14,130, respectively	(19,490)	20,250
Total other comprehensive income (loss)	(19,490)	20,250

Total comprehensive income	$449,009	$480,600

See accompanying notes to consolidated financial statements.

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES
Consolidated Statement of Changes in Shareholders' Equity
(Unaudited)

	Number of Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total

Balances at September 30, 2016	2,479,284	$24,793	$26,768,429	$4,901,774	$95,166	$31,790,162

Issuance of common stock	4,927	49	75,935	—	—	75,984
Dividends declared on common	—	—	—	(372,347)	—	(372,347)
Dividends declared on Preferred B
Shares	—	—	—	(61,066)		(61,066)

Comprehensive income:
Change in unrealized gain on
securities available for sale,
net of income taxes	—	—	—	—	(19,490)	(19,490)
Net income	—	—	—	468,499	—	468,499
Balances at December 31, 2016	2,484,211	$24,842	$26,844,364	$4,936,860	$75,676	$31,881,742

See accompanying notes to consolidated financial statements.

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
	Three Months ended December 31,
	2016	2015
Cash flows from operating activities:
Net income	$468,499	$460,350
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation	519,800	408,685
Amortization of debt issuance cost	27,277	19,207
Non-cash pension expenses	169,627	162,970
Regulatory asset amortizations	227,223	74,233
Stock issued for services	36,015	31,500
(Gain) on sale of marketable securities	(58,681)	(6,158)
Deferred income taxes	299,565	268,582
Bad debt expense	4,589	29,727
Loss on joint ventures	19,951	601

Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(1,197,544)	(747,536)
Unbilled revenue	(163,206)	0
Gas stored underground	20,590	111,798
Materials and supplies inventories	186,113	17,867
Prepaid expenses	233,659	248,310
Unrecovered gas costs	(285,861)	(537,786)
Deferred regulatory costs	634,582	1,157,677
Other	(71,318)	(53,991)
Increase (decrease) in:
Accounts payable	72,622	575,219
Accrued expenses	(115,177)	(16,658)
Customer deposits and accrued interest	179,716	498,934
Deferred compensation	38,062	36,811
Deferred pension costs & post-retirement benefits	(322,000)	(244,529)
Other liabilities and deferred credits	(955,982)	(1,083,256)
Net cash (used in) provided by operating activities	(31,879)	1,412,557

Cash flows from investing activities:
Purchase of securities available-for-sale	(273,640)	(200,427)
Sale of securities available-for-sale Collection of acquisition receivable	263,441 724,554	189,487 0
Amount (paid to) related parties	143,834	(14,512)
Investment in joint ventures	(205,000)	(50,000)
Capital expenditures	(1,529,194)	(2,855,040)
Net cash (used in) investing activities	(876,005)	(2,930,492)

Cash flows from financing activities:
Proceeds under (repayment of) lines-of-credit	(2,863,772)	2,379,009
Debt issuance cost paid	(2,000)	0
Cash received from sale of stock	0	117,862
Dividends paid	(394,414)	(319,415)
Proceeds under long-term debt	4,200,000	70,663
Repayment of long-term debt	(3,205,707)	(718,547)
Net cash (used in) provided by financing activities	(2,265,893)	1,529,572
Net (decrease) increase in cash	(3,173,777)	11,637

Cash and cash equivalents at beginning of period	3,808,968	75,289

Cash and cash equivalents at end of period	$635,191	$86,926

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$457,136	$247,384
Income taxes	$46,500	$36,025
Non-cash financing activities:
Dividends paid with shares	$39,969	$35,508
Number of shares issued for dividends	2,302	2,302

See accompanying notes to consolidated financial statements

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 – Basis of Presentation

Corning Natural Gas Holding Corporation (“Holding Company”) was incorporated in New York in July 2013 to serve as a holding company for Corning Natural Gas Corporation (the “Gas Company” or “Corning Gas”) and its dormant subsidiary Corning Natural Gas Appliance Corporation (“Appliance Company”). The Holding Company has 50% ownership interests in our joint ventures Leatherstocking Gas Company, LLC (“Leatherstocking Gas”), its subsidiary, Leatherstocking Gas Development Corporation, and Leatherstocking Pipeline Company, LLC (“Leatherstocking Pipeline”). On August 31, 2016, the Holding Company completed the stock purchase acquisition of Pike County Light & Power Company (“Pike”). As used in this document, the term “the Company” refers to the consolidated operations of the Holding Company, Gas Company, Pike and Appliance Company.

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

The consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Holding Company’s latest annual report on Form 10-K for the fiscal year ended September 30, 2016 (“Annual Report”), filed on December 29, 2016. These interim consolidated financial statements are unaudited.

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

Because our business is highly seasonal in nature, sales for each quarter of the year vary and are not comparable. Sales vary depending on seasonal variations in temperature, although the Holding Company’s weather normalization and revenue decoupling clauses that remain in effect pursuant to the latest New York Public Service Commission (“NYPSC”) rate order issued on October 19, 2015, in Case 11-G-0280 serve to stabilize net revenue, by insulating the Holding Company, to an extent, from the effects of unusual temperature variations and conservation. Certain larger customer classes are not covered by weather normalization or revenue decoupling and weather will impact revenue from these classes.

It is the Holding Company’s policy to reclassify amounts in the prior year financial statements to conform to the current year presentation.

New Accounting Pronouncements Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance on revenue from contracts with customers. The new guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods and services to customers. The updated guidance will replace most existing revenue recognition guidance in GAAP when it becomes effective. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. We do not expect this to have a significant impact on our consolidated financial statements, but will require additional disclosures.

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

Adoption of New Accounting Guidance

In April 2015, the FASB issued new accounting guidance on the presentation of debt issuance costs. The new guidance requires that debt issuance costs related to a note be presented as a direct deduction from that note. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. The debt issuance costs were reclassified to the liabilities on the balance sheet. The amount as of December 31, 2016 and September 30, 2016 was $387,039 and $412,316, respectively.

Note 2 - Pension and Other Post-Retirement Benefit Plans

Components of Net Periodic Benefit Cost:

	Pension Benefits		Other Benefits
	Three Months Ended December 31,		Three Months Ended December 31,
	2016	2015	2016	2015
Service Cost	$110,024	$89,391	$5,285	$4,831
Interest Cost	225,193	244,467	11,775	12,606
Expected return on plan assets	(278,977)	(257,190)	—	—
Amortization of prior service cost	656	1,794	887	887
Amortization of net (gain) loss	256,754	168,066	3,412	—
Net period benefit cost	$313,650	$246,528	$21,359	$18,324

For ratemaking and financial statement purposes, pension expense represents the amount approved by the NYPSC in the Holding Company’s most recently approved rate case. Pension expense (benefit) for ratemaking and financial statement purposes was approximately $210,805 for the three months ended December 31, 2016 and 2015. The difference between the pension expense (benefit) for ratemaking and financial statement purposes, and the amount computed above has been deferred as regulatory assets and is not included in the prepaid pension cost noted above.

The NYPSC has allowed the Gas Company to recover incremental costs associated with other post-retirement benefits through rates on a current basis. Other post-retirement benefit expense (benefit) for ratemaking and financial statement purposes was approximately $21,525 for the three months ended December 31, 2016 and 2015. The difference between the other post-retirement benefit expense (benefit) for ratemaking and financial statement purposes, and the amount computed above has been deferred as regulatory assets and is not included in the prepaid cost noted above.

Contributions

The Holding Company expects to contribute approximately $1,183,628 to its Pension Plan and $74,635 to its other Post Retirement Benefit Plan in fiscal year 2017. A total of $322,000 has been paid to the Pension Plan for the first three months of this fiscal year.

Note 3 – Financing Activities

On January 27, 2016, the Holding Company entered into an agreement with M&T for a revolving line of credit of $8.0 million at a variable interest rate determined by adding a factor, determined with reference to the Gas Company’s funded debt to EBITDA ratio calculated ninety days after the end of each quarter, to the daily LIBOR rate. This line expires on April 1, 2017. The amount outstanding under this line on December 31, 2016 was approximately $5.3 million with an interest rate of 3.6%. Our lender has a purchase money security interest in all our natural gas purchases utilizing funds advanced by the bank under the credit agreement and all proceeds of sale and accounts receivable from the sale of that gas.

On August 31, 2016, Pike entered into an agreement with M&T for a $2.0 million revolving line of credit at an interest rate equal to LIBOR plus 2.75% with principal repayable on demand by the Lender. As of December 31, 2016, the balance on this loan is $0. The agreement contains various affirmative and negative covenants of Pike including, (i) a total funded debt to tangible net worth ratio of not greater than 1.4 to 1.0, (ii) a total funded debt to EBITDA ratio of not greater than 3.75 to 1.0, and (iii) a minimum cash flow overage of not less than 1.1 to 1.0, with each of the financial covenants measured quarterly based on Pike’s trailing twelve month operating performance and fiscal quarterly financial statements commencing with the period ended September 30, 2017; compliance, accounting, and financial statement requirements, and prohibitions on changes in management or control, any sale of all or substantially all of its assets, acquisitions of substantially all the asset of any other entity, or other material changes to its business, purposes, structure or operations which could materially adversely affect Pike.

In addition, pursuant to the stock purchase agreement with Pike, M&T Bank issued to Orange & Rockland Utilities, Inc (“O&R”), which sold Pike to the Holding Company, a letter of credit in the amount of $2.125 million as security for the obligations of Pike under the Transition Services Agreement, the Electric Supply Agreement and the Gas Supply and Gas Transportation Agreement, each, as amended, dated August 31, 2016, to provide for the provision by O&R of certain transition services for 12 months with up to six one month extensions, and three years of electric and gas supply for the customers of Pike, with up to three one-year extensions.

The Holding Company entered into a $4.2 million Multiple Disbursement Term Note with M&T Bank on August 31, 2016 which permits draws from time to time in accordance with its terms until December 31, 2016 at which time amounts outstanding under the note will be payable in 56 monthly installments of principal, based on a 7-year amortization schedule, with all unpaid principal and interest payable in full on August 31, 2021. Interest on the amounts outstanding under the note is based on a spread over LIBOR which varies from 1.9% to 2.8% based on the ratio of the Holding Company’s total funded debt to EBITDA (the “Leverage Ratio”) with the spread set at 3.1% until September 30, 2016. If the Leverage Ratio is less than or equal to 2.0, the interest rate is LIBOR plus 1.9%; if the Leverage Ratio is greater than 2.0 but less than or equal to 2.5, the interest rate is LIBOR plus 2.2%; if the Leverage Ratio is greater than 2.5 but less than or equal to 3.0, the interest rate is LIBOR plus 2.5%; and if the Leverage Ratio is greater than 3.0, the interest rate is LIBOR plus 2.8%. The obligations of the Holding Company to M&T Bank are secured under an additional general security agreement covering the Holding Company’s tangible and intangible rights in its gas distribution system, personal property and other assets. The Holding Company will owe a pre-payment penalty on payment of unpaid principal made in advance of the maturity date and must give at least a three day notice prior to the payment. During the three months ended December 31, 2016, we have drawn the entire $4.2 million available on this note.

We are in compliance with our covenant calculations as of December 31, 2016.

Note 4 - Fair Value of Financial Instruments

The Holding Company has determined the fair value of debt and other financial instruments using a valuation hierarchy. The hierarchy, which prioritizes the inputs used in measuring fair value, consists of three levels. Level 1 uses observable inputs such as quoted prices in active markets; Level 2 uses inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, which is defined as unobservable inputs in which little or no market data exists, requires the Holding Company to develop its own assumptions. The carrying amount of debt on the Consolidated Balance Sheets approximates fair value as a result of instruments bearing interest rates that approximate current market rates for similar instruments, and the carrying amounts for cash, accounts receivable and accounts payable approximate fair value due to their short-term nature. Investment assets, which fund the Holding Company’s deferred compensation plan, are valued based on Level 1 inputs.

The Holding Company has determined the fair value of certain assets through application of FASB ASC 820 “Fair Value Measurements and Disclosures”.

Fair value of assets and liabilities measured on a recurring basis at December 31, 2016 and September 30, 2016 are as follows:

Fair Value Measurements at Reporting Date Using:

	Fair Value	Quoted Prices In Active Markets for Identical Assets/Liabilities (Level 1)	Level 2	Level 3
December 31, 2016
Available-for-sale securities	$2,244,923	$2,244,923	0	0
September 30, 2016
Available-for-sale securities	$2,220,098	$2,220,098	0	0

A summary of the marketable securities at December 31, 2016 and September 30, 2016 is as follows:

	Cost Basis	Unrealized Gain	Unrealized Loss	Market Value
December 31, 2016
Cash and equivalents	$151,619	—	—	151,619
Metlife stock value	51,185	—	11,274	39,911
Government and agency bonds	392,819	—	10,328	382,491
Corporate bonds	308,757	—	9,575	299,182
Mutual funds	17,282	687	—	17,969
Holding Company Preferred A Stock	197,875	—	—	197,875
Equity securities	1,008,178	147,698	—	1,155,876
Total securities	$2,127,715	$148,385	$31,177	$2,244,923

September 30, 2016
Cash and equivalents	$53,408	—	—	53,408
Metlife stock value	51,185	—	—	51,185
Government and agency bonds	392,969	4,859	—	397,828
Corporate bonds	283,655	—	2,983	280,672
Mutual funds	43,624	—	4,206	39,418
Holding Company Preferred A Stock	197,875	—	—	197,875
Equity securities	1,035,809	163,903	—	1,199,712
Total securities	$2,058,525	$168,762	$7,189	$2,220,098

Realized gains included in earnings for the periods reported in investment income are as follows:

Investment Income
	Three Months Ended December 31,
	2016	2015
Total realized gains included in earnings	$58,681	$6,158

Financial assets and liabilities valued using level 1 inputs are based on unadjusted quoted market prices as of the close of business on the days noted within active markets.

Note 5 – Shareholders’ Equity

For the quarter ended December 31, 2016, there were a total of 4,927 shares of common stock issued for $36,015 of services and $39,969 of DRIP (dividend reinvestment program). There were 2,625 shares issued to directors and 2302 shares issued to various investors under the DRIP.

Dividends on shares of common stock are accrued when declared by the board of directors. At its regular meeting on January 20, 2015, the board of directors approved an increase in the quarterly dividend to $0.145 a share. For the quarter ended September 30, 2016, dividends were paid on October 15, 2016 to shareholders of record on September 30, 2016 in the amount of $371,608. For the quarter ended December 31, 2016, $397,397 was accrued for dividends paid on January 15, 2017 to shareholders of record on December 31, 2016.

As of November 12, 2013, the Holding Company registered 129,004 shares of common stock with a par value of $.01 per share for the DRIP. During the three months ended December 31, 2016, 2,302 shares have been issued under this program. A total of 46,231 shares have been issued since the program started.

Series A Cumulative Preferred Stock accrues cumulative dividends at a rate of 6.0% of the liquidation preference per share ($25.00) and are expected to be paid on or about the 14th day of April, July, October and January of each year starting October 14, 2016. For the quarter ended September 30, 2016, dividends were paid on October 15, 2016. Series B Convertible Preferred Stock accrues cumulative dividends at a rate of 4.8% of the liquidation preference per share ($20.75) and are expected to be paid on or about the 14th day of April, July, October and January of each year commencing October 14, 2016. At September 30, 2016 there was $62,776 accrued for Series B dividends. For the quarter ended December 31, 2016, $61,066 was accrued for dividends paid on January 15, 2017.

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

244,263 shares of Series B Convertible Preferred Stock were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

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

Leatherstocking Gas currently serves approximately 320 customers in these boroughs and townships as of January 31, 2017. On August 28, 2014, Leatherstocking Gas, as borrower, and Leatherstocking Pipeline as guarantor, entered into a loan agreement with Five Star Bank for up to $4 million over two years to finance the work and services required for the infrastructure costs and ongoing costs of underground piping construction projects in Montrose, Bridgewater and Dimock, Pennsylvania. This agreement required equity investments from the Holding Company and Mirabito Regulated Industries for a total of 66% of all amounts borrowed. During fiscal year 2014, $1,500,000 was borrowed and both the Holding Company and Mirabito Regulated Industries invested $500,000. During fiscal year 2015, $2,500,000 was borrowed and both the Holding Company and Mirabito Regulated Industries invested $850,000. As of September 30, 2015, Leatherstocking Gas had drawn the $4 million available over the two year period on this loan. Both of these agreements have a loan covenant related to debt service coverage being at least 1.15 to 1 at September 30, 2015. Leatherstocking Gas was in violation of this covenant and received a waiver from Five Star Bank as of September 30, 2016 that extends to September 30, 2017.

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

The following table represents the Holding Company’s investment activity in the Joint Ventures for the three months ended December 31, 2016 and December 31, 2015:

	2016	2015
Beginning balance in investment in joint ventures	$2,583,582	$2,293,252
Investment in joint ventures	205,000	50,000
Income (loss) in joint ventures	(19,951)	(601)
Ending balance in joint ventures	$2,768,631	$2,342,651

As of and for the three months ended December 31, 2016, the Joint Ventures had combined assets of $12.7 million, combined liabilities of $7.2 million and combined net losses of approximately $39,901. As of and for the three months ended December 31, 2015, the Joint Ventures had combined assets of $12.4 million, combined liabilities of $7.7 million and combined net losses of approximately $1,000.

Note 7 – Effective Tax Rate

Income tax expense for the three months ended December 31 is as follows:

	2016	2015
Current	$—	$—
Deferred	299,565	268,582
Total	$299,565	$268,582

Actual income tax expense differs from the expected tax expense (computed by applying the federal corporate tax rate of 34% before income tax expense) as follows:

	2016	2015
Expected federal tax expense	$261,352	$247,837
State tax expense (net of federal)	65,380	25,374
Other, net	(27,167)	(4,629)
Actual tax expense	$299,565	$268,582

Note 8 – Pike County Light & Power

As previously reported the Holding Company completed its purchase with O&R for the purchase of all of the outstanding capital stock of Pike, a Pennsylvania corporation operating as a regulated electric and gas utility serving approximately 5,800 customers in Pike County, Pennsylvania. The purchase price for the stock of Pike was $13.1 million, with an initial closing date working capital adjustment of $2.5 million which was adjusted to $1.97 million for the final working capital adjustment, and the approximately $530,000 was included in Acquisition receivable on the consolidated balance sheet and assumption of $3.2 million in Pike’s outstanding bonds and closed on August 31, 2016. The Acquisition receivable was received during the three months ended December 31, 2016. In addition, O&R agreed to provide transition assistance pursuant to a Transition Services Agreement (“TSA”), and to continue to supply electric power and gas to Pike County pursuant to Electric and Gas Supply Agreements (“ESA” and “GSA”). The Gas and Electric Supply Agreements are each for a term of 36 months, with up to three 12-month renewal terms.

The acquisition of Pike was financed in part by financing from M&T Bank, including a $12 million term loan, a $2 million line of credit, letters of credit with a limit of up to $2.5 million and an initial amount of $2.1 million, issued to O&R as collateral security for the obligations of Pike under the TSA, the GSA and the ESA. The debt is guaranteed by the Holding Company. There also was $3,616,924 paid in cash. Immediately after the closing, the Holding Company caused Pike to issue a notice of redemption to the holders of its $3.2 million in bonds, to repurchase the bonds at 100.372% of their principal amount effective October 2, 2016.

Pro forma unaudited condensed consolidated financial information for the three months ended December 31, 2016 and December 31, 2015 give effect as if the acquisition occurred on October 1 of the respective year:

	Fiscal Quarter Ended
	(Unaudited)
	December 31, 2016	December 31, 2015

Revenue	$7,092,163	$7,020,530
Net income	$468,499	$784,350
Net income per share	$0.16	$0.32

The combined proforma financial information does not reflect the realization of any expected cost savings or other synergies from the acquisition of Pike as a result of restructuring activities, other cost savings initiatives or sales synergies following the completion of the business combination.

Note 9 – Rights Offering

The Holding Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission with respect to a subscription rights offering to its stockholders to issue up to approximately $11.0 million in preferred stock. The subscription rights were distributed on a one-for-one basis to stockholders of record as of April 14, 2016 and expired on June 20, 2016. The Form S-1 covered 2,469,861 subscription rights for the purchase of up to 140,000 shares of 6% Series A Cumulative Preferred Stock and up to 360,000 shares of 4.8% Series B Convertible Preferred Stock. Each subscription right entitled the holder to purchase either: (i) one-eighth share of the 6% Series A Cumulative Preferred Stock, par value $0.01 per share, for $25.00 per share, or (ii) one-sixth share of the 4.8% Series B Convertible Preferred Stock, par value $0.01 per share, for $20.75 per share, which is convertible in accordance with its terms into one share of common stock, subject to adjustment. Of the 140,000 shares of Series A Cumulative Preferred Stock available, 105,303 shares were subscribed and of the 360,000 shares of Series B Convertible Preferred Stock available, 244,263 shares were subscribed.

Series A Cumulative Preferred Stock accrues cumulative dividends at a rate of 6.0% of the liquidation preference per share ($25.00) and are expected to be paid on or about the 14th day of April, July, October and January of each year starting October 14, 2016. The dates of record for the dividends, if any, will be March 31, June 30, September 30 and December 31, immediately preceding the relevant dividend payment date. On September 30, 2023, outstanding shares of Series A Cumulative Preferred Stock will mature and be redeemed solely in cash at a redemption price equal to the liquidation preference per share plus an amount equal to all accrued but unpaid dividends subject to our having funds legally available for redemption under New York law. The dividends for the three months ended December 31, 2016 were $39,489 and these are recorded as interest expense.

In accordance with ASC 480, because of the mandatory redemption feature this is treated as liability. The issuance costs of approximately $61,000 are treated as debt issuance costs and will be amortized over the life of the instrument. The debt issuance costs reduce the carrying value of the liability. The amortization of the Series A debt issuance costs was $2,898 for the three months ended December 31, 2016.

Series B Convertible Preferred Stock accrues cumulative dividends at a rate of 4.8% of the liquidation preference per share ($20.75) and are expected to be paid on or about the 14th day of April, July, October and January of each year commencing October 14, 2016. The dates of record for the dividends, if any, will be March 31, June 30, September 30 and December 31, immediately preceding the relevant dividend payment date. Our president, Michael German, owns 57,936 of these shares.

In accordance with ASC 480, Series B Cumulative Preferred Stock is not considered mandatorily redeemable as a result of the conversion feature presenting a contingency related to the redemption dates. Accordingly, this is not considered a liability. However, as a result of the decision related to conversion and not reaching redemption resting with the holder, this instrument has been classified as temporary equity in accordance with ASC 480. Upon conversion, the instrument would be reclassified as permanent equity. Dividends were $61,066 for the three months ended December 31, 2016. The issuance costs of approximately $120,000 reduce the initial proceeds and will be accreted until redemption or conversion. During the three months ended December 31, 2016 there was accretion of $4,154.

Note 10 – Rate Case

On June 17, 2016, the Holding Company filed with the NYPSC a three-year plan to implement a levelized increase in revenues from gas delivery service of $3,463,287 in each year over the period June 1, 2017 through May 31, 2020, resulting in total bill impacts on customers in each year of 10.4 percent. There are no guarantees we will receive the amounts requested. The filing also indicated the Holding Company’s openness to developing a staged increase or, alternatively, a surcharge mechanism intended to permit recovery from customers of certain limited costs over the subsequent two year-year period ending May 31, 2022. The filing with the NYPSC reflects a return on equity of 10.2 percent and pro-forma equity ratios of 50.03 percent, 50.82 percent and 49.96 percent for the 12-month periods ending May 31, 2018, 2019 and 2020, respectively. In view of the Holding Company’s relatively small size and to enhance access to capital markets, the filing proposes the use of an equity ratio of 50 percent. In addition, the total revenue requirement to be recovered in levelized base rates includes $2,643,980 of costs, including property tax and other deferrals plus plant subject to the Safety and Reliability Charge that are currently being paid by customers through the Delivery Rate Adjustment and the Safety and Reliability Charge. The transfer of those costs therefore contributes to the proposed increase in base rates. The Holding Company has proposed in the rate filing that the NYPSC permit it to earn an incentive on the allowed return on equity if it exceeds certain targets set by the NYPSC up to a maximum of 60 basis points (0.60 percent). Pursuant to the rate filing, many other aspects of the Holding Company’s current rate plan would remain in effect with little or no changes.

On April 13, 2016, the Gas Company filed a petition in Case 16-G-0204 with the NYPSC, to defer leak repair and survey costs over and above the amounts permitted to be recovered in rates for 2015. In this petition, we requested that the incremental cost of $349,547 together with the associated income tax effect, be deferred and recovered in a manner to be established in future rate proceedings. The company has recognized this deferral in the quarter ended March 31, 2016. It is anticipated that, if the petition is granted, the length of time these costs will be amortized may be decided as part of the pending NYPSC case (Case 16-G-0369) to determine base rates.

The NYPSC has commenced a proceeding, designated Case 16-G-0369, to consider the Gas Company’s rate filing. By statute, the NYPSC may take up to approximately 11 months (i.e., until May 2017) to make its decision on the filing. The parties to the case entered into settlement negotiations and, to afford sufficient time for the settlement process, the Gas Company voluntarily agreed to an extension of the statutory deadline until October 1, 2017, if necessary to accommodate the process. The extension is conditioned on the Gas Company being kept whole for any delay beyond mid-May 2017 in implementing new rates. The NYPSC may adopt rates for a multi-year period, as proposed in the filing, or it may adopt rates for a shorter period, such as a single year.

Note 11 – Segment Reporting

The Company’s reportable segments have been determined based upon the nature of the products and services offered, customer base, availability of discrete internal financial information, homogeneity of products, delivery channel and other factors. The Company recognized these segments based on the acquisition of Pike during August 2016.

The Corning Natural Gas Corporation (the “Holding Company”) is a gas distribution company providing gas on a commodity and transportation basis to its customers in the Southern Tier of New York State. Pike County Light & Power Company (“Pike”) provides electricity and natural gas to Pike County, Pennsylvania. The Holding Company is the parent company of all subsidiaries and has a 50% ownership in the Leatherstocking joint ventures. Corning Natural Gas Appliance Corporation’s (the “Appliance Company”) information is presented with the Holding Company as it has little activity.

The following table reflects the results of the segments consistent with the Holding Company’s internal financial reporting process. The following results are used in part, by management, both in evaluating the performance of, and in allocating resources to, each of the segments for the three months ended December 31, 2016.

	Gas Company	Pike	Holding Company	Total Consolidated

Total electric utility revenue	$0	$1,930,191	$0	$1,930,191
Total gas utility revenue	$4,753,176	$408,796	$0	$5,161,972
Investment income	$60,003	$0	$0	$60,003
Equity investment (loss)	$0	$0	($19,951)	($19,951)
Net income (loss)	$256,334	$261,719	($49,554)	$468,499
Income tax expense (benefit)	$139,113	$191,076	($30,624)	$299,565
Interest expense	$273,184	$136,172	$47,653	$457,009
Depreciation expense	$424,102	$95,698	$0	$519,800
Amortization expense	$204,419	$50,081	$0	$254,500
Total assets	$76,980,695	$23,649,283	$3,550,457	$104,180,435
Capital expenditures	$1,476,107	$35,362	$17,725	$1,529,194

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Corning Natural Gas Holding Corporation (“Holding Company”) was incorporated in New York in July 2013 to serve as a holding company for Corning Natural Gas Corporation (the “Holding Company” or “Corning Gas”) and its dormant subsidiary Corning Natural Gas Appliance Corporation (“Appliance Company”). The Holding Company has 50% ownership interests in our joint ventures Leatherstocking Gas Company, LLC (“Leatherstocking Gas”) its subsidiary, Leatherstocking Gas Development Corporation and Leatherstocking Pipeline Company, LLC (“Leatherstocking Pipeline”). On August 31, 2016, the Holding Company completed the stock purchase acquisition of Pike County Light & Power Company (“Pike”). As used in this document, the term “the Company” refers to the consolidated operations of the Holding Company, Gas Company, Pike and Appliance Company.

The Holding Company’s primary business, through its subsidiary Corning Gas, is natural gas distribution. Corning Gas serves approximately 15,000 residential, commercial, industrial and municipal customers in the Corning, Hammondsport and Virgil, New York, areas and two other gas utilities which serve the Elmira and Bath, New York, areas. It is franchised to supply gas service in all of the political subdivisions in which it operates. It also transports and compresses gas for a gas producer from the producer’s gathering network into an interstate pipeline. It is under the jurisdiction of the New York Public Service Commission (“NYPSC”) which oversees and sets rates for New York gas distribution companies. In addition, the Gas Company has contracts with Corning Incorporated and Woodhull Municipal Gas Company, a small local utility, to provide maintenance service on their gas lines. Additionally, Leatherstocking Gas distributes gas in Susquehanna and Bradford Counties, Pennsylvania, and has an application pending before the NYPSC for authority to provide gas distribution services in Broome County, New York. Leatherstocking Pipeline, an unregulated company, serves one customer in Lawton, Pennsylvania. Pike is a Pennsylvania corporation operating as a regulated electric and gas utility serving approximately 5,800 customers in Pike County, Pennsylvania.

The market for natural gas in our traditional service territory is relatively saturated with limited growth potential. However, growth opportunities do exist in extending our mains to areas adjacent or reasonably close to areas we currently serve. In addition, the Holding Company continues to see expansion opportunities in the commercial and industrial markets. Some of our largest customers added additional facilities in our service area that is increasing our revenue and margins. We believe that one of our most promising growth opportunities for both revenues and margins is increasing connection with local gas production sources. We completed a new pipeline to Marcellus Shale gas in Pennsylvania in 2009 and that pipeline is significantly increasing throughput and margins on our system. In 2010, we upgraded portions of Line 4 which runs from Caton to the Bradley Station in Elmira and New York State Electric & Gas Corp (“NYSEG”), Line 7 which runs from Caton to the Compressor Station and Line 13, which runs from Stateline Station at the New York/Pennsylvania border to Line 4, to increase our capacity to transport local production gas. We have completed a compressor station that is working in conjunction with our pipeline upgrades to transport gas on our system and into the interstate pipeline system. In addition, the Holding Company has interests in two joint ventures, Leatherstocking Gas and Leatherstocking Pipeline (the “Joint Ventures”), to transport and provide gas to areas of the northeast currently without gas service. Through Leatherstocking Gas, we are continuing to pursue opportunities to provide natural gas to unserved areas of New York and Pennsylvania.

We continue to focus on improving the efficiency of our operations and making capital investments to improve our infrastructure. Our infrastructure improvement program has concentrated on the replacement of older distribution mains and customer service lines. In fiscal 2016 we replaced 14.6 miles of pipe and 774 services. For the first three months of fiscal 2017 we repaired 230 leaks, replaced 184 bare steel services and replaced 29,308 feet of bare steel main.

We believe our key performance indicators are net income, shareholders’ equity and the safety of our system. Net income increased by $8,149 for the three months ended December 31, 2016 compared to the three months ended December 31, 2016. Because the Holding Company’s principal operations are conducted through Corning Gas, a regulated utility company, stockholders’ equity is an important performance indicator. The NYPSC allows Corning Gas to earn a just and reasonable return on stockholders’ equity as determined under applicable regulations. We believe this does not have a significant effect on our liquidity because even with our rate of return limited, we have sufficient cash collected from our earnings to support operations. Stockholders’ equity is, therefore, a precursor of future earnings potential. For the three months ended December 31, 2016 compared to December 31, 2015, stockholders’ equity increased from $30,036,939 to $31,881,742. We plan to continue our focus on building stockholders’ equity. Safety and efficiency indicators include leak repair, main and service replacements and customer service metrics. Key performance indicators:

	Three Months Ended December 31,
	2016	2015
Net income	$468,499	$460,350
Shareholders' equity	$31,881,742	$30,036,939
Shareholders' equity per weighted average share	$12.84	$12.20

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

Utility operating revenues increased approximately $2,291,633 during the three months ended December 31, 2016 compared to the same periods last year mainly due to Pike electric operations, higher gas prices and more seasonable temperatures compared to the prior year. This was offset by a decrease in local production and other utility revenues.

The following table summarizes our utility operating revenue:

	Three months ended December 31,
	2016	2015
Retail electric revenue:
Residential	$856,179	$0
Commercial	1,045,650	0
Street lights	21,097	0
Total retail electric revenue	$1,922,926	$0

Retail gas revenue:
Residential	$3,034,028	$2,652,070
Commercial	484,994	380,247
Transportation	1,045,028	1,020,555
Total retail gas revenue	$4,564,050	$4,052,872

Total retail revenue	$6,486,976	$4,052,872

Wholesale	506,437	441,155
Local production	108,631	142,953
Other utility revenues	(9,881)	163,550
Total revenue	$7,092,163	$4,800,530

The following tables further summarize other utility revenues on the operating revenue table:

	Three months ended December 31,
	2016	2015
Other utility revenues:
Customer discounts forfeited	$19,955	$15,068
Reconnect fees	1,196	1,321
Other gas revenues (see below)	(32,274)	145,652
Surcharges	1,242	1,509
Total other utility revenues	($9,881)	$163,550

	Three months ended December 31,
	2016	2015
Other gas revenues:
DRA carrying costs	1,065	1,168
Contract customer reconciliation	124,442	131,414
Monthly RDM amortizations	(196,767)	(134,918)
Local production revenues	38,986	32,654
Annual DRA reconciliation	0	115,334
Total other gas revenues	($32,274)	$145,652

Gas purchases are our largest expense. Purchased gas expense increased approximately $257,226 for the three months ended December 31, 2016, compared to the same periods last year due primarily to higher gas prices for the period.

Gas Margin (the excess of utility gas revenues over the cost of natural gas purchased) percentage decreased 3.68% for the three months December 31, 2016 compared to the same periods last year primarily because higher gas prices for the period. Electric Margin (the excess of electric revenues over the cost) was 65.47%.

	Three Months Ended December 31,
	2016	2015
Utility Electric Revenues	$1,930,191	$0
Electricity Purchased	666,520	0
Margin	$1,263,671	$0
Margin %	65.47%

Utility Gas Revenues	$5,161,972	$4,800,530
Natural Gas Purchased	1,149,204	891,978
Margin	$4,012,768	$3,908,552
Margin %	77.74%	81.42%

Operating and Interest Expenses

Operating and maintenance expense increased approximately $1.0 million in the first quarter of fiscal 2017 compared to the same period of fiscal 2016 mainly due to expenses of $840,770 for Pike. There was also an increase in regulatory amortization of $103,162 and increased legal and professional expenses of $57,527. Depreciation expense increased $111,115 for the quarter ended December 31, 2016 because of additional plant, accelerated recovery on certain projects allowed by the NYPSC and $95,698 of depreciation expense attributable Pike. Other deductions, net, increased $27,009 in this quarter compared to the same quarter in fiscal 2016 due mainly to expense attributable to Pike. Interest expense showed a increase of $205,054 for the quarter ended December 31, 2016 compared to the same periods last year due to mainly due again to costs associated with Pike, dividends on the Preferred A shares, and Corning’s new debt instrument.

Net Income

Net income increased by $8,149 for the three months ended December 31, 2016 compared to the three months ended December 31, 2015. This is mainly due to the additional expenses attributable to Pike that were offset by the revenues provided by Pike.

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

As of December 31, 2016, the Holding Company had 2,484,211 shares of common stock outstanding. Its board of directors declared a dividend of $0.15 per share payable to shareholders of record on December 31, 2016, for which $397,397 was accrued on December 31, 2016, for dividends paid on January 15, 2017. To provide additional liquidity required for the purchase of Pike and other liquidity requirements, on December 16, 2015, the Board of Directors of the Holding Company declared a dividend of one subscription right for each share of common stock outstanding as of the record date of April 14, 2016, which was distributed to shareholders on or about April 28, 2016. Each non-transferable subscription right entitled the holder to purchase either: (i) one-eighth share of our 6% Series A Cumulative Preferred Stock, par value $0.01 per share, for $25.00 per share or (ii) one-sixth share of our 4.8% Series B Convertible Preferred Stock, par value $0.01 per share, for $20.75 per share, each of which is convertible in accordance with its terms into one share of common stock, subject to adjustment. The Company completed the rights offering on June 23, 2016. No fractional shares of preferred stock were issued. Of the 140,000 shares of Series A Cumulative Preferred Stock available, 105,303 shares were subscribed and of the 360,000 shares of Series B Convertible Preferred Stock available, 244,263 shares were subscribed. The total cash received, less issuance costs was approximately $7.5 million. Each shareholder exercising over-subscription rights was able to purchase all of the additional shares of preferred stock for which the shareholder subscribed. The issuance of preferred shares will also result in additional cash requirements for dividend payments.

In addition, under the orders of the NYPSC, the Holding Company’s cost of capital is based on an equity-to-debt ratio of 48%/52%. If additional equity is required for the Holding Company to maintain that ratio when issuing new debt, the Holding Company, as the sole shareholder of the Holding Company, is the only source of such equity, through either equity or debt financings at the Holding Company level. Prior to the formation of the Holding Company in 2013, the Holding Company had financed its own operating, capital and other liquidity requirements through a combination of internally generated cash, short- and long-term debt and equity from sales of its securities. Since then, the Holding Company has relied on internally generated cash and short- and long-term debt.

The Holding Company’s internally generated cash from operating activities consists of net income, adjusted for non-cash expenses, and changes in operating assets and liabilities. Non-cash items include depreciation and amortization; gain on investment and deferred income taxes. Over or under-recovered gas costs significantly impact cash flow. In addition, there are significant year-to-year changes in regulatory assets that impact cash flow. The Holding Company’s cash flow is seasonal. Cash expenditures are the highest in the summer and fall months when we refill gas storage and conduct our construction programs. Our cash receipts are highest during the heating season.

On July 15, 2015, the Holding Company, the staff of the NYPSC, and other parties to the Holding Company’s then most recent NYPSC rate proceeding (Case 11-G-0280) filed, and the NYPSC, on October 19, 2015, approved, the Extension Joint Proposal described below under “Regulatory Matters”. Except as modified by the Extension Joint Proposal, the terms of the 2012 Joint Proposal continue in effect and the delivery rates established by the 2012 Joint Proposal continue in effect through April 30, 2017. Changes to the earnings sharing mechanism, as well as the impact of the Safety and Reliability Charge, which permits the Holding Company to collect additional revenues to cover system improvements, are described under “Regulatory Matters.” On April 13, 2016, the Gas Company filed a petition in Case 16-G-0204 with the NYPSC, to defer leak repair and survey costs over and above the amounts permitted to be recovered in rates for 2015. See Note 10 – Rate Cases for additional information.

Capital expenditures are the principal use of internally generated cash flow. The 2012 and 2015 rate orders by the NYPSC are premised on estimated capital expenditures to upgrade our distribution system of approximately $5.0 million in 2016 and 2017.  To fund capital expenditures, the Holding Company needs to draw on both operating cash and new debt and/or equity. In fiscal year 2017 to date, the Holding Company has spent approximately $1.5 million on projects and safety-related infrastructure improvements. This, in conjunction with our growth projects, creates liquidity pressure on the Holding Company. We anticipate that our aggressive capital construction program will continue to require the Holding Company to raise new debt and/or equity.

Cash flows from financing activities of the Holding Company consist of repayment of long-term debt, new long-term borrowing, borrowings and repayments under our lines-of-credit, quarterly dividends paid and equity issuances. For the Holding Company’s operations, it has an $8.0 million revolving line of credit with M&T Bank. Interest is a variable rate determined by the Holding Company’s funded debt to EBITDA ratio calculated ninety days after the end of each quarter added to the daily LIBOR rate with no additional collateral or covenants beyond those included in the M&T Bank term notes. See Note 3 - Financing Activities of the notes to the consolidated financial statements above for further information. The amount outstanding under this line on December 31, 2016 was approximately $5.3 million with an interest rate of 3.6%. The Holding Company was in compliance with all of its loan covenants as of December 31, 2016.

The Holding Company had approximately $38.0 million in long term debt outstanding including current year installments as of December 31, 2016. The Holding Company repaid $3.2 million in the first three months of fiscal 2017 consistent with the requirements of our debt instruments.

During this quarter, we mainly withdrew gas from storage and as of December 31, 2016, had a balance of $882,417 worth of gas in storage. During the next quarter, the Holding Company will also be withdrawing gas from storage to have sufficient gas to supply customers for the winter season.

The Holding Company’s ability to incur long-term debt (i.e., debt with a term longer than 12 months) is subject to regulation by the NYPSC. Under a Financing Order (described in more detail below under “Regulatory Matters”), the Holding Company was authorized to issue a total of $28.4 million of long-term debt by December 31, 2017, consisting of $15.3 million of refinanced existing long-term debt and $13.1 million of existing short-term and new long-term debt. On January 27, 2016, the Holding Company entered into two long-term notes with M&T Bank to refinance existing long- and short-term debt. The first, a $17.4 million six-year note, refinances $15.3 million and $2.1 million in long- and short-term debt, respectively. The second, a $4.2 million five-year note, refinances short-term debt in that amount. Each of these long-term notes requires payment of interest only during the first 12 months. The Holding Company entered into an agreement for an additional $4.2 million note in August 2016. See Note 3 – Financing Activities to the consolidated financial statements for further information.

The Holding Company may incur short-term debt without separate NYPSC approval, so long as such debt is consistent with its overall financing plan. On January 27, 2016, the Holding Company also entered into an agreement with M&T Bank for a revolving line of credit of $8.0 million. The Holding Company drew substantially all of the line of credit on January 27, 2016 to repay the previous line of credit with Community Bank. The amount outstanding under this line at December 31, 2016 was $5.3 million with an interest rate of 3.6%.

Each of the M&T Bank loans bears interest at a variable rate determined by the Holding Company’s funded debt to EBITDA (earnings before interest, income taxes, depreciation and amortization) ratio calculated ninety days after the end of each quarter added to the daily LIBOR rate. On December 31, 2016, the interest rate was 3.6%. The Holding Company relies heavily on its line of credit to finance the purchase of gas that is placed in storage.

As of December 31, 2016, we believe that cash flow from operating activities and borrowings under our lines of credit will not be sufficient to satisfy our working capital and debt service requirements over the next twelve months. We believe new debt and proceeds from equity will be required to satisfy our capital expenditures to finance our internal growth needs for the next twelve months

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Regulatory Matters

Holding Company

On April 11, 2016, the Holding Company filed a petition in Case 16-G-0200 with the NYPSC, seeking a declaratory ruling that Public Service Law Section 70(4), which pertains to the acquisition of more than 10 percent of the voting capital stock of a gas corporation, does not apply to the exercise of rights to convert the 4.8% Series B Convertible Preferred Stock (see Note 9 – Rights Offering for additional information) to common stock of the Holding Company, or that, if that section is applicable at all to the Holding Company, there is no need for NYPSC approval under the statute because the relevant subscription rights are to be issued pro-rata to existing shareholders, thereby limiting the potential changes in relative ownership concentration that are the focus of Section 70(4). In the alternative, if the NYPSC determines that the statute applies to the conversion of preferred shares to common shares in the Holding Company, the Holding Company requested that the NYPSC approve such acquisition of common shares by shareholders of the Holding Company whose ownership interests exceed 10 % of the Holding Company’s stock. On August 1, 2016, the NYPSC issued an order in Case 16-G-0200. Although the NYPSC declined to issue the requested declaratory ruling that Public Service Law 70(4) is inapplicable, the NYPSC approved the exercise of conversion rights on a Series B Convertible Preferred Stock by our three holders of 10% or more of our common stock. The three holders, our President Michael German, funds controlled or with investments managed by Mario Gabelli, and the Article 6 Marital Trust under the First Amended and Restated Jerry Zucker Revocable Trust, reported on filings with the U.S. Securities and Exchange Commission that they acquired 57,936, 73,398 and 0 shares of our Series B Convertible Preferred Stock, respectively. There can be no assurance that any of such shares will actually be converted into our common stock.

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

On April 13, 2016, the Gas Company filed a petition in Case 16-G-0204 with the NYPSC, to defer leak repair and survey costs over and above the amounts permitted to be recovered in rates for 2015. In this petition, we requested that the incremental cost of $349,547 together with the associated income tax effect, be deferred and recovered in a manner to be established in future rate proceedings. The company has recognized this deferral in the quarter ended March 31, 2016. It is anticipated that, if the petition is granted, the length of time over which these costs will be amortized may be decided as part of the pending NYPSC case (Case 16-G-0369, described below) to determine base rates.

On June 17, 2016, the Gas Company made a filing with the NYPSC, in Case 16-G-0369, for a three-year plan to implement a levelized increase in revenues from gas delivery service of $3,463,287 in each year over the period June 1, 2017 through May 31, 2020, resulting in total bill impacts on customers in each year of 10.4%. The filing also indicated the Gas Company’s openness to developing a staged increase or, alternatively, a surcharge mechanism intended to permit recovery from customers of certain limited costs over the subsequent two year period ending May 31, 2022. The filing with the NYPSC reflects a return on equity of 10.2% and pro-forma equity ratios of 50.03%, 50.82% and 49.96% for the 12-month periods ending May 31, 2018, 2019 and 2020, respectively. In view of the Gas Company’s relatively small size and to enhance access to capital markets, the filing proposes the use of an equity ratio of 50%. In addition, the total revenue requirement to be recovered in levelized base rates includes $2,643,980 of costs, including property tax and other deferrals plus plant subject to the Safety and Reliability Charge that are currently being paid by customers through the Delivery Rate Adjustment and the Safety and Reliability Charge. The transfer of those costs therefore contributes to the proposed increase in base rates. The Gas Company has proposed in the rate filing that the NYPSC permit it to earn an incentive on the allowed return on equity if it exceeds certain targets set by the NYPSC up to a maximum of 60 basis points (0.60%). Pursuant to the rate filing, many other aspects of the Gas Company’s current rate plan would remain in effect with little or no changes. The Gas Company and the other parties to Case 16-G-0369 have engaged in settlement negotiations with the objective of reaching a mutually acceptable joint proposal, resolving contested issues that can be presented to the NYPSC for its consideration. If an acceptable joint proposal cannot be agreed upon, the case would be litigated. By statute, the NYPSC may take op to approximately 11 months (i.e., until May 2017) to make its decision on the filing. To afford sufficient time for the settlement negotiations, however, the Gas Company voluntarily agreed to an extension of the statutory deadline until October 1, 2017, if necessary to accommodate the process. The extension in conditioned on the Gas Company being kept whole for any delays beyond mid-May 2017 in implementing new rates. The NYPSC may adopt rates for a multi-year period, as proposed in the filing, or it may adopt rates for a shorter period, such as a single year.

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

Critical Accounting Policies

Our significant accounting policies are described in the notes to the Consolidated Financial Statements in the Holding Company’s Form 10-K for the year ended September 30, 2016, filed on December 29, 2016. It is important to understand that the application of generally accepted accounting principles involves certain assumptions, judgments and estimates that affect reported amounts of assets, liabilities, revenues and expenses. Thus, the application of these principles can produce varying results from company to company. The most significant principles that impact us are discussed below.

Accounting for Business Combinations

The Company applies the acquisition method of accounting for business acquisitions in accordance with ASC Topic 805, Business Combinations. As an acquirer for accounting purposes, the Company has estimated the fair value of Pike’s assets and liabilities assumed and ensured that the accounting policies of Pike were consistent with that of the Company. ASC requires that when fair value of the net assets acquired exceeds the purchase price, resulting in a bargain purchase of assets, the acquirer must reassess the reasonableness of the values assigned to all of the net assets acquired, liabilities assumed and consideration transferred. We recognize bargain purchases net of deferred tax. The Company performed such assessment and concluded that the values assigned for the acquisition were reasonable. Purchase price allocations are subject to revision within the measurement period, not to exceed one year from the date of acquisition. Administration costs to acquire a business may include, but are not limited to, fees for accounting, legal and valuation services and are expensed as incurred in the Consolidated Statements of Comprehensive Income.

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

Accounting for Income Taxes

The Holding Company uses the asset and liability method to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Holding Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. In addition, such deferred tax assets and liabilities will be adjusted for the effects of enacted changes in tax laws and rates. Additionally, we early adopted accounting guidance related to recording deferred tax assets and liabilities as long-term as of December 31, 2016, hence the retrospective adjustments were already made at September 30,2016.

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

Preferred Stock and Temporary Equity

The Holding Company classifies its Series B conditionally redeemable convertible preferred shares, which includes preferred shares subject to redemption upon the occurrence of uncertain events not solely within control of the Holding Company, as temporary equity in the mezzanine section of the balance sheet, in accordance with the guidance enumerated in FASB ASC No. 480-10 "Distinguishing Liabilities from Equity". The Company also analyzes the embedded conversion feature for bifurcation, based on whether the host instrument has more equity-like or debt-like characteristics. Dividends are recorded as a reduction to retained earnings and issuance costs reduce the initial proceeds and are then accreted over the life of the instrument to the redemption amount.

The Holding Company records its Series A mandatorily redeemable stock as a liability in accordance with ASC 480. Dividends are recorded as interest expense and issuance costs are treated the same way as debt issuance costs.

Cautionary Statement Regarding Forward-Looking Statements

This report contains statements which, to the extent they are not recitations of historical facts, constitute "forward-looking statements" within the meaning of the Securities Litigation Reform Act of 1995 (Reform Act). The words "estimate", "project", "anticipate", "expect", "intend", "believe", "could" and similar expressions are intended to identify forward-looking statements. All such forward-looking statements are intended to be subject to the safe harbor protection provided by the Reform Act. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be achieved. As forward looking statements, these statements involve risks, uncertainties and other factors that could cause actual results to differ materially from the expected results. Accordingly, actual results may differ materially from those expressed in any forward looking statements. Factors that could cause results to differ materially from our management's expectations include, but are not limited to, those listed under Item 1A - "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended September 30, 2016, and in our Prospectus, dated April 15, 2016, forming a portion of our Registration Statement on Form S-1 (File No. 333-208943), filed with the Securities and Exchange Commission on April 25, 2016, in addition to:

*	our ability to successfully negotiate new supply agreements for natural gas as they expire, on terms favorable to us, or at all,
*	the effect on our operations of any action by the NYPSC, with respect to Corning Gas or PAPUC, with respect to our joint venture interest in Leatherstocking Gas and Pike,
*	the effect of any litigation,
*	the effect on our operations of unexpected changes in any other applicable legal or regulatory requirements,
*	the amount of natural gas produced and directed through our pipeline by producers,
*	our ability to obtain additional equity or debt financing to fund our capital expenditure plans and for general corporate purposes,
*	our successful completion of various capital projects and the use of pipelines, compressor stations and storage by customers and counterparties at levels consistent with our expectations,
*	our successful integration of Pike County Light & Power into our current operations,
*	our ability to retain the services of our senior executives and other key employees,
*	our vulnerability to adverse economic and industry conditions generally and particularly the effect of those conditions on our major customers,
*	the effect of any leaks in our transportation and delivery pipelines, and
*	competition to our gas transportation business from other pipelines.

Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update any forward-looking statement in light of new information or future events.

Item 4 - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2016, the Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. Based upon the Company’s evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2016.

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

Item 1A. Risk Factors.

Please refer to risk factors listed under Item 1A – “Risk Factors” of the Holding Company’s Form 10-K for the fiscal year ended September 30, 2016, and in our Prospectus, dated April 15, 2016, forming a portion of our Registration Statement on Form S-1 (File No. 333-208943), filed with the Securities and Exchange Commission on April 25, 2016, for disclosure relating to certain risk factors applicable to the Gas Company.

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
10Q for the period ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language):
(i) the Consolidated Balance Sheets at December 31, 2016 and September 30, 2015,
(ii) the Consolidated Statements of Income and Comprehensive Income for the three months and nine months ended December 31, 2016 and December 31, 2015.
(iii) the Consolidated Statements of Cash Flows for the three months ended December 31, 2016 and December 31, 2015, and
(iv) related notes to the Condensed Consolidated Financial Statements

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORNING NATURAL GAS HOLDING CORPORATION

Date: February 14, 2017 By: /s/ Michael I. German

Michael I. German, Chief Executive Officer and President

(Principal Executive Officer)

Date: February 14, 2017 By: /s/ Firouzeh Sarhangi

Firouzeh Sarhangi, Chief Financial Officer and Treasurer

(Principal Financial and Accounting Officer)