Form 10-Q
period 2017-03-31
Corning Natural Gas Holding Corp
filed 2017-05-15
CIK 1582244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☐ Smaller Reporting Company ☒ Emerging Growth Filer ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding as of May 12, 2017
Common Stock, $.01 par value	2,489,380

1

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

Assets	March 31, 2017	September 30, 2016
	(Unaudited)
Plant:
Utility property, plant and equipment	$103,130,571	$100,550,221
Less: accumulated depreciation	(23,918,806)	(22,718,488)
Total plant utility and non-utility, net	79,211,765	77,831,733

Investments:
Marketable securities available-for-sale at fair value	2,144,339	2,220,098
Investment in joint ventures	2,792,179	2,583,581
	4,936,518	4,803,679
Current assets:
Cash and cash equivalents	119,467	3,808,968
Customer accounts receivable, (net of allowance for
uncollectible accounts of $32,289 and $30,417, respectively)	4,772,511	2,957,689
Acquisition receivable	0	724,554
Unbilled revenues	1,045,125	976,250
Related party receivables	0	172,476
Gas stored underground, at average cost	400,763	903,007
Materials and supplies inventory	1,127,035	1,409,207
Prepaid expenses	2,029,411	1,580,598
Total current assets	9,494,312	12,532,749

Regulatory and other assets:
Regulatory assets:
Unrecovered gas costs	621,464	718,705
Deferred regulatory costs	2,911,940	3,596,302
Deferred pension	6,297,895	6,297,895
Other	816,613	811,095
Total deferred debits and other assets	10,647,912	11,423,997

Total assets	$104,290,507	$106,592,158

See accompanying notes to consolidated financial statements.

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

	March 31, 2017	September 30, 2016
Liabilities and capitalization:	(Unaudited)

Long-term debt, less current installments	$33,078,473	$31,295,781
Less debt issuance costs	369,013	412,316
Total long-term debt	32,709,460	30,883,465

Current liabilities:
Current portion of long-term debt	4,249,684	5,558,156
Borrowings under lines-of-credit and short term debt	3,955,911	8,181,499
Accounts payable	2,942,187	3,321,522
Accrued expenses	709,711	651,744
Customer deposits and accrued interest	1,007,291	1,654,684
Dividends declared	459,063	434,383
Current income taxes	0	10,000
Total current liabilities	13,323,847	19,811,988

Deferred credits and other liabilities:
Deferred income taxes	6,853,706	5,639,619
Deferred compensation	1,377,585	1,453,782
Pension costs and post-retirement benefits	8,311,319	8,513,971
Redeemable preferred stock - Series A
(Authorized 140,000 shares, issued and outstanding 140,000	3,500,000	2,632,575
and 105,303 shares at March 31, 2017 and September 30, 2016, respectively)
Other	99,974	946,282
Total deferred credits and other liabilities	20,142,584	19,186,229

Commitments and contingencies	0	0

Temporary equity:
Redeemable preferred stock - Series B
(Authorized 360,000 shares, issued and outstanding
244,263 shares at March 31, 2017 and September 30, 2016)	4,928,623	4,920,314

Common stockholders' equity:
Common stock (common stock $.01 par
value per share. Authorized 3,500,000 shares;
issued and outstanding 2,489,380 shares at
March 31, 2017 and 2,479,284 at September 30, 2016)	24,894	24,793
Other paid-in capital	26,920,724	26,768,429
Retained earnings	6,138,475	4,901,774
Accumulated other comprehensive loss	101,900	95,166
Total common stockholders' equity	33,185,993	31,790,162

Total liabilities and capitalization	$104,290,507	$106,592,158

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income
	Three Months Ended		Six Months Ended
	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016
Utility operating revenues
Gas operating revenues	$8,958,092	$7,881,456	$14,120,064	$12,681,987
Electric operating revenues	2,006,366	0	3,936,557	0
Total utility operating revenues	10,964,458	7,881,456	18,056,621	12,681,987

Cost of Sales
Gas purchased	2,744,427	2,146,922	3,893,631	3,038,900
Electricity purchased	672,728	0	1,339,247	0
Total cost of sales	3,417,155	2,146,922	5,232,878	3,038,900

Gross margin	7,547,303	5,734,534	12,823,743	9,643,087

Cost and expense
Operating and maintenance expense	3,357,181	1,657,002	6,357,449	3,608,624
Taxes other than income taxes	545,023	524,163	1,036,094	1,006,378
Depreciation	539,411	438,427	1,059,211	847,112
Other deductions, net	131,375	110,580	265,231	217,427
Total costs and expenses	4,572,990	2,730,172	8,717,985	5,679,541

Utility operating income	2,974,313	3,004,362	4,105,758	3,963,546

Other income and (expense)
Interest expense	(448,412)	(220,482)	(905,421)	(472,395)
Other income	2,825	47,783	44,264	39,512
Investment income	9,523	56,594	69,526	74,991
Gain from joint ventures	23,549	32,454	3,598	31,853
Rental income	12,138	12,138	24,276	24,276

Net income from utility operations, before income taxes	2,573,936	2,932,849	3,342,001	3,661,783

Income taxes
Income tax (expense), current	0	0	0	0
Income tax (expense), deferred	(913,259)	(959,512)	(1,212,824)	(1,228,094)
Total income taxes	(913,259)	(959,512)	(1,212,824)	(1,228,094)

Net income	1,660,677	1,973,337	2,129,177	2,433,689
Less Preferred B Dividends	61,066	0	122,132	0
Net income attributable to common shareholders	$1,599,611	$1,973,337	$2,007,045	$2,433,689
Weighted average earnings per share-
basic:	$0.64	$0.80	$0.81	$0.99
diluted:	$0.61	$0.80	$0.78	$0.99

Average shares outstanding - basic	2,487,288	2,468,036	2,484,040	2,464,955
Average shares outstanding - diluted	2,731,551	2,468,036	2,728,304	2,464,955

Consolidated Statements of Comprehensive Income
For the Three and Six Months Ended March 31, 2017 and 2016 (Unaudited)
	2017	2016	2017	2016
Net Income	$1,660,677	$1,973,337	$2,129,177	$2,433,689
Other comprehensive income (loss)
Net unrealized gain (loss) on securities available for sale
net of tax of $16,554, ($4,138), $2,954 and $9,992, respectively	26,224	(5,931)	6,734	14,319
Total other comprehensive income	26,224	(5,931)	6,734	14,319

Total comprehensive income	$1,686,901	$1,967,406	$2,135,911	$2,448,008

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES
Consolidated Statement of Changes in Common Stockholders' Equity
Unaudited
	Number of Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total

Balances at September 30, 2016	2,479,284	$24,793	$26,768,429	$4,901,774	$95,166	$31,790,162

Issuance of common stock	10,096	101	152,295	—	—	152,396
Dividends declared on common	—	—	—	(770,344)	—	(770,344)
Dividends declared on Preferred B
Shares	—	—	—	(122,132)		(122,132)

Comprehensive income:
Change in unrealized gain on
securities available for sale, net of
income taxes	—	—	—	—	6,734	6,734
Net income	—	—	—	2,129,177	—	2,129,177
Balances at March 31, 2017	2,489,380	$24,894	$26,920,724	$6,138,475	$101,900	$33,185,993

See accompanying notes to consolidated financial statements

CORNING NATURAL GAS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
	Six Months ended March 31,	Six Months ended March 31
	2017	2016
Cash flows from operating activities:
Net income	$2,129,177	$2,433,689
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	1,059,211	847,112
Amortization of debt issuance cost	45,303	39,932
Non-cash pension expenses	441,898	469,134
Regulatory asset amortizations	454,446	151,982
Stock issued for services and stock option expense	72,030	63,998
Loss (Gain) on sale of marketable securities	(53,544)	(52,623)
Deferred income taxes	1,212,824	1,228,094
Bad debt expense	13,791	39,017
Undistributed (earnings) on joint ventures	(3,598)	(31,853)

Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(1,828,613)	(1,141,375)
Unbilled revenue	(68,875)	—
Gas stored underground	502,244	644,923
Materials and supplies inventories	282,172	126,843
Prepaid expenses	(421,676)	(380,392)
Unrecovered gas costs	97,241	69,977
Deferred regulatory costs	229,916	346,639
Other	(5,518)	(98,419)
Increase (decrease) in:
Accounts payable	(379,332)	(8,808)
Accrued expenses	57,967	(21,144)
Customer deposits and accrued interest	(647,393)	(91,575)
Deferred compensation	(76,198)	(73,623)
Deferred pension costs & post-retirement benefits	(645,000)	(489,058)
Other liabilities and deferred credits	(874,426)	(1,191,324)
Net cash provided by operating activities	1,594,047	2,881,146

Purchase of securities available-for-sale	(416,627)	(759,666)
Sale of securities available-for-sale	553,666	886,666
Collection of acquisition receivable	724,554	—
Amount received from (paid to) related parties	172,476	(32,924)
Investment in joint ventures	(205,000)	(150,000)
Capital expenditures	(2,439,245)	(3,963,567)
Net cash used in investing activities	(1,610,176)	(4,019,491)

Cash flows from financing activities:
Repayment of lines-of-credit	(4,225,588)	(228,549)
Debt issuance cost expense	(2,000)	(78,157)
Cash received from sale of stock	—	120,262
Proceed from sale of Preferred A Shares	867,425	—
Dividends paid	(787,429)	(639,107)
Proceeds under long-term debt	4,200,000	2,740,412
Repayment of long-term debt	(3,725,780)	(752,787)
Net cash (used in) provided by financing activities	(3,673,372)	1,162,074
Net (decrease) increase in cash	(3,689,501)	23,729

Cash and cash equivalents at beginning of period	3,808,968	75,289

Cash and cash equivalents at end of period	$119,467	$99,018

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$457,136	$470,508
Income taxes	$46,500	$36,025
Non-cash financing activities:
Dividends paid with shares	$80,366	$72,781
Number of shares issued for dividends	4,546	4,764

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 – Basis of Presentation

Corning Natural Gas Holding Corporation (“Holding Company”) was incorporated in New York in July 2013 to serve as a holding company for Corning Natural Gas Corporation (the “Gas Company” or “Corning Gas”) and its dormant subsidiary Corning Natural Gas Appliance Corporation (“Appliance Company”). The Holding Company has 50% ownership interests in our joint ventures Leatherstocking Gas Company, LLC (“Leatherstocking Gas”), its subsidiary, Leatherstocking Gas Development Corporation, and Leatherstocking Pipeline Company, LLC (“Leatherstocking Pipeline”). On August 31, 2016, the Holding Company completed the stock purchase acquisition of Pike County Light & Power Company (“Pike”). As used in this document, the term “the Company” refers to the consolidated operations of the Holding Company, Gas Company, Appliance Company, and Pike.

The information furnished herewith reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to SEC rules and regulations, although the Holding Company believes the disclosures which are made are adequate to make the information presented not misleading.

The consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Holding Company’s latest annual report on Form 10-K for the fiscal year ended September 30, 2016 (“Annual Report”), filed on December 29, 2016. These interim consolidated financial statements are unaudited.

Our significant accounting policies are described in the notes to the Consolidated Financial Statements in the Holding Company’s Annual Report. It is important to understand that the application of GAAP involves certain assumptions, judgments and estimates that affect reported amounts of assets, liabilities, revenues and expenses. Thus, the application of these principles can have varying results from company to company.

Because our business is highly seasonal in nature, sales for each quarter of the year vary and are not comparable. Sales vary depending on seasonal variations in temperature, although the Gas Company’s weather normalization and revenue decoupling clauses that remain in effect pursuant to the latest New York Public Service Commission (“NYPSC”) rate order issued in Case 11-G-0280 on October 19, 2015 serve to stabilize net revenue by insulating the Gas Company, to an extent, from the effects of unusual temperature variations and conservation. Certain larger customer classes are not covered by weather normalization or revenue decoupling and weather will impact revenue from these classes.

It is the Holding Company’s policy to reclassify amounts in the prior year financial statements to conform to the current year presentation.

New Accounting Pronouncements Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance on revenue from contracts with customers. The new guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods and services to customers. The updated guidance will replace most existing revenue recognition guidance in GAAP when it becomes effective. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. We do not expect this to have a significant impact on our consolidated financial statements.

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

Adoption of New Accounting Guidance

In April 2015, the FASB issued new accounting guidance on the presentation of debt issuance costs. The new guidance requires that debt issuance costs related to a note be presented as a direct deduction from that note. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. We adopted this guidance on October 1, 2016.The debt issuance costs were reclassified to the liabilities on the balance sheet. The amount as of March 31, 2017 and September 30, 2016 was $369,013 and $412,316, respectively.

Note 2 - Pension and Other Post-Retirement Benefit Plans

Components of Net Periodic Benefit Cost:

Pension Benefits
	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Service Cost	$110,025	$89,391	$220,049	$178,783
Interest Cost	225,193	244,467	450,386	488,934
Expected return on plan assets	(278,978)	(257,190)	(557,955)	(514,379)
Amortization of prior service cost	655	1,794	1,311	3,588
Amortization of net (gain) loss	256,754	168,066	513,508	336,133
Net period benefit cost	$313,649	$246,528	$627,299	$493,059

Other Benefits
	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Service Cost	$5,285	$4,831	$10,570	$9,663
Interest Cost	11,774	12,606	23,549	25,212
Expected return on plan assets	—	—	—	—
Amortization of prior service cost	887	887	1,774	1,774
Amortization of net (gain) loss	3,412	—	6,824	—
Net period benefit cost	$21,358	$18,324	$42,717	$36,649

For ratemaking and financial statement purposes, pension expense represents the amount approved by the NYPSC in the Gas Company’s most recently approved rate case. Pension expense (benefit) for ratemaking and financial statement purposes was approximately $485,000 for the six months ended March 31, 2017 and 2016. The difference between the pension expense (benefit) for ratemaking and financial statement purposes, and the amount computed above has been deferred as regulatory assets and is not included in the prepaid pension cost noted above.

The NYPSC has allowed the Gas Company to recover incremental costs associated with other post-retirement benefits through rates on a current basis. Other post-retirement benefit expense (benefit) for ratemaking and financial statement purposes was approximately $36,935 for six months ended March 31, 2017 and 2016. The difference between the other post-retirement benefit expense (benefit) for ratemaking and financial statement purposes, and the amount computed above has been deferred as regulatory assets and is not included in the prepaid cost noted above.

Contributions

The Gas Company expects to contribute approximately $1,183,628 to its Pension Plan and $74,635 to its other Post Retirement Benefit Plan in fiscal year 2017. A total of $645,000 has been paid to the Pension Plan for the first six months of this fiscal year.

Note 3 – Financing Activities

On January 27, 2016, the Gas Company entered into an agreement with M&T Bank for a revolving line of credit of $8.0 million at a variable interest rate determined by adding a factor, determined with reference to the Gas Company’s funded debt to EBITDA ratio calculated ninety days after the end of each quarter, to the daily LIBOR rate. This line expires on April 1, 2018. The amount outstanding under this line on March 31, 2017 was approximately $3.9 million with an interest rate of 3.6%. Our lender has a purchase money security interest in all our natural gas purchases utilizing funds advanced by the bank under the credit agreement and all proceeds of sale and accounts receivable from the sale of that gas.

On August 31, 2016, Pike entered into an agreement with M&T for a $2.0 million revolving line of credit at an interest rate equal to LIBOR plus 2.75% with principal repayable on demand by the lender. As of March 31, 2017, the balance on this loan is $54,096. The agreement contains various affirmative and negative covenants of Pike including, (i) a total funded debt to tangible net worth ratio of not greater than 1.4 to 1.0, (ii) a total funded debt to EBITDA ratio of not greater than 3.75 to 1.0, and (iii) a minimum cash flow overage of not less than 1.1 to 1.0, with each of the financial covenants measured quarterly based on Pike’s trailing twelve month operating performance and fiscal quarterly financial statements commencing with the period ended September 30, 2017; compliance, accounting, and financial statement requirements, and prohibitions on changes in management or control, any sale of all or substantially all of its assets, acquisitions of substantially all the asset of any other entity, or other material changes to its business, purposes, structure or operations which could materially adversely affect Pike. Pike is in compliance with its covenants as of March 31, 2017.

In addition, pursuant to the stock purchase agreement with Pike, M&T issued to Orange & Rockland Utilities, Inc (“O&R”), which sold Pike to the Holding Company, a letter of credit in the amount of $2.125 million as security for the obligations of Pike under the Transition Services Agreement, the Electric Supply Agreement and the Gas Supply and Gas Transportation Agreement, each, as amended, dated August 31, 2016, to provide for the provision by O&R of certain transition services for 12 months with up to six one-month extensions, and three years of electric and gas supply for the customers of Pike, with up to three one-year extensions.

The Gas Company entered into a $4.2 million Multiple Disbursement Term Note with M&T Bank on August 31, 2016, which permitted draws from time to time in accordance with its terms until December 31, 2016 at which time amounts outstanding under the note will be payable in 56 monthly installments of principal, based on a 7-year amortization schedule, with all unpaid principal and interest payable in full on August 31, 2021. Interest on the amounts outstanding under the note is based on a spread over LIBOR which varies from 1.9% to 2.8% based on the ratio of the Holding Company’s total funded debt to EBITDA (the “Leverage Ratio”). If the Leverage Ratio is less than or equal to 2.0, the interest rate is LIBOR plus 1.9%; if the Leverage Ratio is greater than 2.0 but less than or equal to 2.5, the interest rate is LIBOR plus 2.2%; if the Leverage Ratio is greater than 2.5 but less than or equal to 3.0, the interest rate is LIBOR plus 2.5%; and if the Leverage Ratio is greater than 3.0, the interest rate is LIBOR plus 2.8%. The obligations of the Holding Company to M&T are secured under an additional general security agreement covering the Holding Company’s tangible and intangible rights in its gas distribution system, personal property and other assets. The Holding Company will owe a pre-payment penalty on payment of unpaid principal made in advance of the maturity date and must give at least a three day notice prior to the payment. During the six months ended March 31, 2017, we have drawn the entire $4.2 million available on this note.

The Gas Company is in compliance with our covenant calculations as of March 31, 2017.

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

The Holding Company has determined the fair value of certain assets through application of FASB ASC 820 “Fair Value Measurements and Disclosures”.

Fair value of assets and liabilities measured on a recurring basis at March 31, 2017 and September 30, 2016 are as follows:

Fair Value Measurements at Reporting Date Using:

	Fair Value	Quoted Prices In Active Markets for Identical Assets/Liabilities (Level 1)	Level 2	Level 3
March 31, 2017
Available-for-sale securities	2,144,339	2,144,339	0	0
September 30, 2016
Available-for-sale securities	2,220,098	2,220,098	0	0

A summary of the marketable securities at March 31, 2017 and September 30, 2016 is as follows:

	Cost Basis	Unrealized Gain	Unrealized Loss	Market Value
March 31, 2017
Cash and equivalents	$44,641	—	—	$44,641
Metlife stock value	39,911	3,253	—	43,164
Government and agency bonds	402,560	—	8,188	394,372
Corporate bonds	290,566	—	1,240	289,326
Mutual funds	26,885	1,382	—	28,267
Holding Company Preferred A Stock	197,875	—	—	197,875
Equity securities	967,389	179,305	—	1,146,694
Total securities	$1,969,827	$183,940	$9,428	$2,144,339

September 30, 2016
Cash and equivalents	$53,408	—	—	$53,408
Metlife stock value	51,185	—	—	51,185
Government and agency bonds	392,969	4,859	—	397,828
Corporate bonds	283,655	—	2,983	280,672
Mutual funds	43,624	—	4,206	39,418
Holding Company Preferred A Stock	197,875	—	—	197,875
Equity securities	1,035,809	163,903	—	1,199,712
Total securities	$2,058,525	$168,762	$7,189	$2,220,098

Realized gains included in earnings for the periods reported in investment income are as follows:

Investment Income
	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Total realized gains (losses) included in earnings	($5,134)	$46,465	$53,544	$52,623

Financial assets and liabilities valued using level 1 inputs are based on unadjusted quoted market prices as of the close of business on the days noted within active markets.

Note 5 – Shareholders’ Equity

For the quarter ended December 31, 2016, there were 4,927 shares of common stock issued for $36,015 of services and $39,969 of dividend reinvestment program (DRIP). There were 2,625 shares issued to directors for services and 2,302 shares issued to various investors under the DRIP. For the quarter ended March 31, 2017, there were 5,169 shares of common stock issued for $36,015 of services and $40,397 under the DRIP. There were 2,625 shares issued to directors, 300 shares sold to Leatherstocking Gas, which used the shares to compensate its independent director, Carl T. Hayden, and 2,244 shares issued to various investors under the DRIP.

Dividends on shares of common stock are accrued when declared by the board of directors. At its regular meeting on January 20, 2015, the board of directors approved an increase in the quarterly dividend to $0.145 a share. For the quarter ended September 30, 2016, dividends were paid on October 15, 2016 to shareholders of record on September 30, 2016 in the amount of $371,608. For the quarter ended December 31, 2016, $397,397 was accrued for dividends paid on January 15, 2017 to shareholders of record on December 31, 2016. For the quarter ended March 31, 2017, $372,947 was accrued for dividends paid on April 15, 2017 to shareholders of record on March 31, 2017.

As of November 12, 2013, the Holding Company registered 129,004 shares of common stock with a par value of $.01 per share for the DRIP. During the three months ended December 31, 2016, 2,302 shares were issued under this program. During the three months ended March 31, 2017, 2,244 shares were issued under this program. A total of 48,475 shares have been issued since the program started.

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

244,263 shares of Series B Convertible Preferred Stock were added in the calculation of diluted earnings per share because their inclusion is dilutive.

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

Leatherstocking Gas serves approximately 320 customers in these boroughs and townships as of March 31, 2017. On August 28, 2014, Leatherstocking Gas, as borrower, and Leatherstocking Pipeline as guarantor, entered into a loan agreement with Five Star Bank for up to $4 million over two years to finance the work and services required for the infrastructure costs and ongoing costs of underground piping construction projects in Montrose, Bridgewater and Dimock, Pennsylvania. This agreement required equity investments from the Holding Company and Mirabito Regulated Industries for a total of 66% of all amounts borrowed. During fiscal year 2014, $1,500,000 was borrowed and both the Holding Company and Mirabito Regulated Industries invested $500,000. During fiscal year 2015, $2,500,000 was borrowed and both the Holding Company and Mirabito Regulated Industries invested $850,000. Leatherstocking Gas had drawn the $4 million available on this loan. Both of these agreements have a loan covenant related to debt service coverage being at least 1.15 to 1 at September 30, 2015. Leatherstocking Gas was in violation of this covenant and received a waiver of compliance with this covenant from Five Star Bank as of September 30, 2016 that extends to September 30, 2017.

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

The following table represents the Holding Company’s investment activity in the Joint Ventures for the six months ended March 31, 2017 and March 31, 2016:

	2017	2016
Beginning balance in investment in joint ventures	$2,583,581	$2,293,252
Investment in joint ventures	205,000	150,000
Income (loss) in joint ventures	3,598	31,853
	$2,792,179	$2,475,105

As of and for the six months ended March 31, 2017, the Joint Ventures had combined assets of $13.2 million, combined liabilities of $7.6 million and combined net income of approximately $7,000. As of and for the six months ended March 31, 2016, the Joint Ventures had combined assets of $12.4 million, combined liabilities of $7.4 million and combined net income of approximately $64,000.

Note 7 – Effective Tax Rate

Income tax expense for the six months ended March 31 is as follows:
	2017	2016
Current	$—	$—
Deferred	1,212,824	1,228,094
Total	$1,212,824	$1,228,094

 Actual income tax expense differs from the expected tax expense (computed by applying the federal corporate tax rate of 34% before income tax expense) as follows:

	2017	2016
Expected federal tax expense	$1,136,280	$1,245,006
State tax expense (net of federal)	167,712	250,832
Other, net	(91,168)	(267,744)
Actual tax expense	$1,212,824	$1,228,094

Note 8 – Pike County Light & Power

As previously reported the Holding Company completed its purchase with O&R for the purchase of all of the outstanding capital stock of Pike, a Pennsylvania corporation operating as a regulated electric and gas utility serving approximately 5,800 customers in Pike County, Pennsylvania. The purchase price for the stock of Pike was $13.1 million, with an initial closing date working capital adjustment of $2.5 million which was adjusted to $1.97 million for the final working capital adjustment and assumption of $3.2 million in Pike’s outstanding bonds and closed on August 31, 2016. The acquisition receivable of $530,000, the result of the working capital true up, was received during the three months ended December 31, 2016. In addition, O&R agreed to provide transition assistance pursuant to a Transition Services Agreement (“TSA”), and to continue to supply electric power and gas to Pike County pursuant to Electric and Gas Supply Agreements (“ESA” and “GSA”). The Gas and Electric Supply Agreements are each for a term of 36 months, with up to three 12-month renewal terms.

The acquisition of Pike was financed in part by M&T, including a $12 million term loan, a $2 million line of credit, letters of credit with a limit of up to $2.5 million and an initial amount of $2.1 million, issued to O&R as collateral security for the obligations of Pike under the TSA, the GSA and the ESA. The debt is guaranteed by the Holding Company. There also was $3,616,924 paid in cash. Immediately after the closing, the Holding Company caused Pike to issue a notice of redemption to the holders of its $3.2 million in bonds, to repurchase the bonds at 100.372% of their principal amount effective October 2, 2016.

Pro forma unaudited condensed consolidated financial information for the three and six months ended March 31, 2016 give effect as if the acquisition occurred on October 1, 2015 of the respective year:

	Three months Ended	Six Months Ended
	March 31, 2016	March 31, 2016

Revenue	$10,528,456	$17,528,987
Net Income	$2,236,337	$3,020,689
Per share	$0.91	$1.23

The combined proforma financial information does not reflect the realization of any expected cost savings or other synergies from the acquisition of Pike as a result of restructuring activities, other cost savings initiatives or sales synergies following the completion of the business combination.

Note 9 – Preferred Stock

The Holding Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission with respect to a subscription rights offering to its stockholders to issue up to approximately $11.0 million in preferred stock. The subscription rights were distributed on a one-for-one basis to stockholders of record as of April 14, 2016 and expired on June 20, 2016. The Form S-1 covered 2,469,861 subscription rights for the purchase of up to 140,000 shares of 6% Series A Cumulative Preferred Stock and up to 360,000 shares of 4.8% Series B Convertible Preferred Stock. Each subscription right entitled the holder to purchase either: (i) one-eighth share of the 6% Series A Cumulative Preferred Stock, par value $0.01 per share, for $25.00 per share, or (ii) one-sixth share of the 4.8% Series B Convertible Preferred Stock, par value $0.01 per share, for $20.75 per share, which is convertible in accordance with its terms into one share of common stock, subject to adjustment. Of the 140,000 shares of Series A Cumulative Preferred Stock available, 105,303 shares were subscribed and of the 360,000 shares of Series B Convertible Preferred Stock available, 244,263 shares were subscribed. During the six months ended March 31, 2017 an additional 34,697 shares were subscribed in a private placement at $25.00 per share for a total of $867,425. The preferred shares were subscribed by certain members of the board of directors of the Company, the independent member of the board of Leatherstocking and an affiliate of a director of the Company.

Series A Cumulative Preferred Stock accrues cumulative dividends at a rate of 6.0% of the liquidation preference per share ($25.00) and are expected to be paid on or about the 15th day of April, July, October and January of each year starting October 14, 2016. The dates of record for the dividends, if any, will be March 31, June 30, September 30 and December 31, immediately preceding the relevant dividend payment date. On September 30, 2023, outstanding shares of Series A Cumulative Preferred Stock will mature and be redeemed solely in cash at a redemption price equal to the liquidation preference per share plus an amount equal to all accrued but unpaid dividends subject to our having funds legally available for redemption under New York law. The dividends for the six months ended March 31, 2017 were $78,978 and these are recorded as interest expense. In accordance with ASC 480, because of the mandatory redemption feature this is treated as liability. The issuance costs of approximately $61,000 are treated as debt issuance costs and will be amortized over the life of the instrument. The debt issuance costs reduce the carrying value of the liability. The amortization of the Series A debt issuance costs was $5,797 for the six months ended March 31, 2017.

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

In accordance with ASC 480, Series B Cumulative Preferred Stock is not considered mandatorily redeemable as a result of the conversion feature presenting a contingency related to the redemption dates. Accordingly, this is not considered a liability. However, as a result of the decision related to conversion and not reaching redemption resting with the holder, this instrument has been classified as temporary equity in accordance with ASC 480. Upon conversion, the instrument would be reclassified as permanent equity. The issuance costs of approximately $120,000 reduce the initial proceeds and will be accreted until redemption or conversion. During the six months ended March 31, 2017 there was accretion of $8,309.

Note 10 – Rate Case

On June 17, 2016, the Gas Company filed with the NYPSC a three-year plan to implement a levelized increase in revenues from gas delivery service of $3,463,287 in each year over the period June 1, 2017 through May 31, 2020, resulting in total bill impacts on customers in each year of 10.4 percent.

The NYPSC commenced a proceeding, designated Case 16-G-0369, to consider the Gas Company’s rate filing. By statute, the NYPSC may take up to approximately 11 months (i.e., until May 2017) to make its decision on the filing. The parties to the case entered into settlement negotiations and, to afford sufficient time for the settlement process, the Gas Company voluntarily agreed to an extension of the statutory deadline until October 1, 2017, if necessary to accommodate the process. The extension is conditioned on the Gas Company being kept whole for any delay beyond June 1, 2017 in implementing new rates, if negotiations were not successfully concluded by March 7, 2017.

On March 7, 2017, a Joint Proposal was filed that, if approved by the NYPSC, would all issues in the rate case. The signatory parties to the Joint Proposal were the Staff of the Department of Public Service, Multiple Intervenors (which represent large industrial customers) and the Gas Company. The Utility Intervention Unit of the Division of Consumer Protection of the New York Department of State (“UIU”), participated in the proceeding and indicated that, although it did not sign the Joint Proposal, it does not oppose it. The Joint Proposal is a comprehensive settlement commencing June 1, 2017 and extending for three consecutive Rate Years (the 12 months ending May 31, 2018, 2019 and 2020). If approved, the Joint Proposal would permit Corning Gas to increase its base rates for delivery service as follows: Rate Year 1 - $2,133,553, Rate Year 2 - $1,573,706, and Rate Year 3 - $1,566,594, equating to total bill increases of 9.5%, 8.2% and 6.8%, respectively, for an average residential customer. These increases reflect a levelized approach to what would otherwise be non-levelized increases of $3,056,553 for Rate Year 1, $650,706 for Rate Year 2, and $633,594 for Rate Year 3. The rate of return on common equity (“ROE”) endorsed by the Joint Proposal is 9.00%. The Joint Proposal includes an Earnings Sharing Mechanism (“ESM”) that provides for Corning Gas to retain all earnings above 9.00% up to and including 9.50%, and for customers to retain 50% of the earnings above 9.50% up to and including 10.00%, 75% of earnings above 10.00% up to and including 10.50%, and 90% above 10.50%. The Joint Proposal provides true ups for property taxes, pension costs, and plant additions. The agreement continues performance metrics for safety and customer satisfaction.

Because the Joint Proposal was filed by March 7, 2017, in an order issued on April 24, 2017, the NYPSC authorized an extension of the statutory deadline for concluding the rate case through July 31, 2017, with a make-whole provision for the period between June 1, 2017 and August 1, 2017.

On May 1, 2017, a hearing was held in Albany New York before an Administrative Law Judge (”ALJ”) for the purpose of reviewing the Joint Proposal. No opposition to Joint Proposal was presented. The NYPSC has provided for public comments on the joint proposal. A public statement hearing will be held in Corning, New York on May 30, 2017. The ALJ will make his recommendation to the NYPSC, and NYPSC action could be taken on the Joint Proposal as early as the third week in June 2017.

On April 13, 2016, the Gas Company filed a petition in Case 16-G-0204 with the NYPSC to defer leak repair and survey costs over and above the amounts permitted to be recovered in rates for 2015. In this petition, we requested that the incremental cost of $349,547, together with the associated income tax effect, be deferred and recovered in a manner to be established in future rate proceedings. The Gas Company has recognized this deferral in the quarter ended March 31, 2016. The Gas Company cannot forecast when the NYPSC will act on this petition.

Note 11 – Segment Reporting

The Company’s reportable segments have been determined based upon the nature of the products and services offered, customer base, availability of discrete internal financial information, homogeneity of products, delivery channel and other factors. The Company recognized these segments based on the acquisition of Pike during August 2016.

The Gas Company is a gas distribution company providing gas on a commodity and transportation basis to its customers in the Southern Tier of New York State. Pike provides electricity and natural gas to Pike County, Pennsylvania. The Holding Company is the parent company of all subsidiaries and has a 50% ownership in the Leatherstocking joint ventures. Corning Natural Gas Appliance Company information is presented with the Holding Company as it has little activity.

The following table reflects the results of the segments consistent with the Holding Company’s internal financial reporting process. The following results are used in part, by management, both in evaluating the performance of, and in allocating resources to, each of the segments for the three months and six months ended March 31, 2017.

	Three months ended March 31, 2017
	Gas Company	Pike	Holding Company	Total Consolidated
Total electric utility revenue	$0	$2,006,366	$0	$2,006,366
Total gas utility revenue	$8,429,105	$528,987	$0	$8,958,092
Investment income	$9,523	$0	$0	$9,523
Equity investment Income	$0	$0	$23,549	$23,549
Net income (loss)	$1,418,176	$275,964	$(33,463)	$1,660,677
Income tax expense (benefit)	$834,705	$99,185	$(20,641)	$913,259
Interest expense	$288,775	$113,324	$46,313	$448,412
Depreciation expense	$426,530	$112,881	$0	$539,411
Amortization expense	$198,665	$0	$0	$198,665
Total assets	$77,029,707	$23,217,693	$4,043,107	$104,290,507
Capital expenditures	$910,051	$0	$0	$910,051

	Six months ended March 31, 2017
	Gas Company	Pike	Holding Company	Total Consolidated
Total electric utility revenue	$0	$3,936,557	$0	$3,936,557
Total gas utility revenue	$13,182,281	$937,783	$0	$14,120,064
Investment income	$69,526	$0	$0	$69,526
Equity investment Income	$0	$0	$3,598	$3,598
Net income (loss)	$1,674,510	$537,683	$(83,016)	$2,129,177
Income tax expense (benefit)	$973,818	$290,271	$(51,265)	$1,212,824
Interest expense	$561,958	$249,496	$93,967	$905,421
Depreciation expense	$850,632	$208,579	$0	$1,059,211
Amortization expense	$403,084	$50,081	$0	$453,165
Total assets	$77,029,707	$23,217,693	$4,043,107	$104,290,507
Capital expenditures	$2,386,158	$35,362	$17,725	$2,439,245

Note 12 – Subsequent Events

On April 27, 2017, at its regular meeting, the Company’s Board of Directors declared a 20% common stock dividend payable to holders of record of its Common Stock on May 30, 2017, payable on or about June 15, 2017.  The dividend is equivalent to one share of common stock issued for each five shares of common stock outstanding. In connection with this dividend the conversion price for the preferred shares series B will change from one share of common stock to 1.2 shares. The Company will retroactively apply the effect of this dividend on shares outstanding at the time it becomes effective.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Holding Company was incorporated in New York in July 2013 to serve as a holding company for the Gas Company and its dormant subsidiary Corning Natural Gas Appliance Corporation (“Appliance Company”). The Holding Company has 50% ownership interests in our joint ventures Leatherstocking Gas Company, LLC (“Leatherstocking Gas”) its subsidiary, Leatherstocking Gas Development Corporation and Leatherstocking Pipeline Company, LLC (“Leatherstocking Pipeline”). On August 31, 2016, the Holding Company completed the stock purchase acquisition of Pike County Light & Power Company (“Pike”). As used in this document, the term “the Company” refers to the consolidated operations of the Holding Company, Gas Company, Pike and Appliance Company.

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

The market for natural gas in our traditional service territory is relatively saturated with limited growth potential. However, growth opportunities do exist in extending our mains to areas adjacent or reasonably close to areas we currently serve. In addition, the Holding Company continues to see expansion opportunities in the commercial and industrial markets. Some of our largest customers added additional facilities in our service area that are increasing our revenue and margins. We believe that one of our most promising growth opportunities for both revenues and margins is increasing connection with local gas production sources. We completed a new pipeline to Marcellus Shale gas in Pennsylvania in 2009 and that pipeline is significantly increasing throughput and margins on our system. In 2010, we upgraded portions of Line 4 which runs from Caton to the Bradley Station in Elmira and New York State Electric & Gas Corp (“NYSEG”), Line 7 which runs from Caton to the Compressor Station and Line 13, which runs from Stateline Station at the New York/Pennsylvania border to Line 4, to increase our capacity to transport local production gas. We have completed a compressor station that is working in conjunction with our pipeline upgrades to transport gas on our system and into the interstate pipeline system. In addition, the Holding Company has interests in two joint ventures, Leatherstocking Gas and Leatherstocking Pipeline (the “Joint Ventures”), to transport and provide gas to areas of the northeast currently without gas service. Through Leatherstocking Gas, we are continuing to pursue opportunities to provide natural gas to unserved areas of New York and Pennsylvania.

We continue to focus on improving the efficiency of our operations and making capital investments to improve our infrastructure. Our infrastructure improvement program has concentrated on the replacement of older distribution mains and customer service lines. In fiscal 2016 we replaced 14.6 miles of pipe and 774 services. For the first six months of fiscal 2017 we repaired 260 leaks, replaced 192 bare steel services and replaced 29,308 feet of bare steel main.

We believe our key performance indicators are net income, shareholders’ equity and the safety of our system. Net income decreased by $312,660 for the three months and $304,512 for the six months ended March 31, 2017 compared to the same periods in fiscal 2016. Because the Holding Company’s principal operations are conducted through Corning Gas and Pike, both regulated utility companies, stockholders’ equity is an important performance indicator. The NYPSC and PUC allow Corning Gas to earn a just and reasonable return on stockholders’ equity as determined under applicable regulations. Stockholders’ equity is, therefore, a precursor of future earnings potential. For the six months ended March 31, 2017 compared to March 31, 2016, stockholders’ equity increased from $31,706,458 to $33,185,993. We plan to continue our focus on building stockholders’ equity. Safety and efficiency indicators include leak repair, main and service replacements and customer service metrics. Key performance indicators:

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Net income	$1,660,677	$1,973,337	$2,129,177	$2,433,689
Shareholders' equity	$33,185,993	$31,706,458	$33,185,993	$31,706,458
Shareholders' equity per weighted average share	$13.33	$12.85	$13.33	$12.85

Revenue and Margin

The demand for natural gas and electricity is directly affected by weather conditions. Significantly warmer than normal weather conditions in our service areas could reduce our earnings and cash flows as a result of lower gas and electric sales. We partially mitigate the risk of warmer winter weather at Corning Gas through the weather normalization and revenue decoupling mechanism (“RDM”) clauses in our NYPSC rate tariffs. These clauses allow us to surcharge customers for under recovery of revenue. Neither of these regulatory mechanisms is applicable to larger customers or in Pennsylvania.

Utility operating revenues increased $3,083,002 during the three months and $5,374,634 during the six months ended March 31, 2017 compared to the same periods last year mainly due to Pike electric and gas operations, higher gas prices and more seasonable temperatures compared to the prior year. For the six months ended March 31, 2017, $4,874,340 of the increase was the result of Pike with the remaining increase of approximately $500,000 primarily due to higher retail and wholesale volumes at Corning.

The following table summarizes our utility operating revenue:

	Three months ended March 31,		Six months ended March 31,
	2017	2016	2017	2016
Retail electric revenue:
Residential	$1,044,037	$0	$1,900,216	$0
Commercial	933,392	0	1,979,042	0
Street lights	20,298	0	41,395	0
Total retail electric revenue	$1,997,727	$0	$3,920,653	$0

Retail gas revenue:
Residential	$5,634,061	$4,738,408	$8,668,089	$7,390,479
Commercial	930,815	773,719	1,415,809	1,153,966
Transportation	1,363,572	1,456,487	2,408,600	2,477,042
Total retail gas revenue	$7,928,448	$6,968,614	$12,492,498	$11,021,487

Total retail revenue	$9,926,175	$6,968,614	$16,413,151	$11,021,487

Wholesale	714,526	672,903	1,220,963	1,114,058
Local production	103,005	129,449	211,636	272,402
Other utility revenues	220,752	110,490	210,871	274,040
Total revenue	$10,964,458	$7,881,456	$18,056,621	$12,681,987

The following tables further summarize other utility revenues on the operating revenue table:

	Three months ended March 31,		Six months ended March 31,
	2017	2016	2017	2016
Other utility revenues:
Customer discounts forfeited	$31,223	$22,203	$51,178	$37,271
Reconnect fees	3,435	411	4,631	1,732
Other gas revenues (see below)	184,883	86,430	152,609	232,082
Surcharges	1,211	1,446	2,453	2,955
Total other utility revenues	$220,752	$110,490	$210,871	$274,040

	Three months ended March 31,		Six months ended March 31,
	2017	2016	2017	2016
Other gas revenues:
DRA carrying costs	$921	$944	$1,986	$2,112
Contract customer reconciliation	107,613	91,626	232,055	223,040

Monthly RDM amortizations	35,018	(40,107)	(161,749)	(175,025)
Local production revenues	41,331	33,967	80,317	66,621
Annual DRA reconciliation	0	0	0	115,334
Total other gas revenues	$184,883	$86,430	$152,609	$232,082

Gas purchases are our largest expense. Purchased gas expense increased approximately $597,505 for the three months and $854,731 for the six month ended March 31, 2017, compared to the same periods last year due primarily to higher gas expense at Corning for the period and gas costs at Pike.

Gas Margin (the excess of utility gas revenues over the cost of natural gas purchased) percentage decreased 3.4% for the three months and 3.61% for the six months ended March 31, 2017 compared to the same periods last year primarily because of higher gas prices for the period.

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Utility Electric Revenues	$2,006,366	$0	$3,936,557	$0
Electricity Purchased	672,728	0	1,339,247	0
Margin	$1,333,638	$0	$2,597,310	$0
Margin %	66.47%		65.98%

Utility Gas Revenues	$8,958,092	$7,881,456	$14,120,064	$12,681,987
Natural Gas Purchased	2,744,427	2,146,922	3,893,631	3,038,900
Margin %	$6,213,665	$5,734,534	$10,226,433	$9,643,087
	69.36%	72.76%	72.42%	76.04%

Operating and Interest Expenses

Operating and maintenance expense for the three and six months ended March 31, 2017, increased by $1,700,179 and $2,748,825, respectively, compared to the three months and six months ended March 31, 2016 principally due to Pike’s operations, increased regulatory amortization of $198,665, rate case expenses of $170,000 and Pike’s storm costs of $201,000. Depreciation expense for the three and six months ended March 31, 2017 increased by $100,984 and $212,099 due to additional depreciation related to Pike’s operations. Interest expenses for the three and six months ended March 31, 2017, increased by $227,930 and $433,026, respectively compared to the same periods last year due to higher levels of borrowings resulting from Pike’s acquisition.

Net Income

As a result of the foregoing, net income decreased by $312,660 for the three months and $304,512 for the six months ended March 31, 2017 compared to the same periods in fiscal 2016. This is due to increased regulatory amortization of $198,665, rate case expenses of $170,000 and Pike’s storm costs of $201,000.

Liquidity and Capital Resources

The Holding Company does not have any borrowings at the corporate level and has no access to liquidity except through dividends and distributions from its subsidiaries as well as equity issuances. Its principal liquidity requirements are for dividends on its capital stock, and investments in the Leatherstocking Joint Ventures to permit those companies to make the capital expenditures required to provide services to their customers.

As of March 31, 2017, the Holding Company had 2,489,380 shares of common stock outstanding. Its board of directors declared a dividend of $0.16 per share payable to shareholders of record on March 31, 2017, for which $372,947 was accrued on March 31, 2017, for dividends paid on April 15, 2017. To provide additional liquidity required for the purchase of Pike and other liquidity requirements, on December 16, 2015, the Board of Directors of the Holding Company declared a dividend of one subscription right for each share of common stock outstanding as of the record date of April 14, 2016, which was distributed to shareholders on or about April 28, 2016. Each non-transferable subscription right entitled the holder to purchase either: (i) one-eighth share of our 6% Series A Cumulative Preferred Stock, par value $0.01 per share, for $25.00 per share or (ii) one-sixth share of our 4.8% Series B Convertible Preferred Stock, par value $0.01 per share, for $20.75 per share, each of which is convertible in accordance with its terms into one share of common stock, subject to adjustment. The Company completed the rights offering on June 23, 2016. No fractional shares of preferred stock were issued. Of the 140,000 shares of Series A Cumulative Preferred Stock available, 105,303 shares were subscribed and of the 360,000 shares of Series B Convertible Preferred Stock available, 244,263 shares were subscribed. The total cash received, less issuance costs was approximately $7.5 million. Each shareholder exercising over-subscription rights was able to purchase all of the additional shares of preferred stock for which the shareholder subscribed. The issuance of preferred shares will also result in additional cash requirements for dividend payments. During the six months ended March 31, 2017 an additional 34,697 shares were subscribed in a private placement at $25.00 per share for a total of $867,425.

In addition, under the orders of the NYPSC, the Gas Company’s cost of capital is based on an equity-to-debt ratio of 48%/52%. If additional equity is required for the Gas Company to maintain that ratio when issuing new debt, the Holding Company, as the sole shareholder of the Gas Company, is the only source of such equity, through either equity or debt financings at the Holding Company level. Prior to the formation of the Holding Company in 2013, the Gas Company had financed its own operating, capital and other liquidity requirements through a combination of internally generated cash, short- and long-term debt and equity from sales of its securities. Since then, the Gas Company has relied on internally generated cash and short- and long-term debt.

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

Capital expenditures are the principal use of internally generated cash flow. The 2012 and 2015 rate orders by the NYPSC are premised on estimated capital expenditures to upgrade our distribution system of approximately $5.0 million in 2016 and 2017.  To fund capital expenditures, the Gas Company needs to draw on both operating cash and new debt and/or equity. In fiscal year 2017 to date, the Gas Company has spent approximately $1.5 million on projects and safety-related infrastructure improvements. This, in conjunction with our growth projects, creates liquidity pressure on the Gas Company. We anticipate that our aggressive capital construction program will continue to require the Gas Company to raise new debt and/or the Holding Company to raise equity.

Cash flows from financing activities of the Holding Company consist of repayment of long-term debt, new long-term borrowing, borrowings and repayments under our lines-of-credit, quarterly dividends paid and equity issuances. For the Gas Company’s operations, it has an $8.0 million revolving line of credit with M&T Bank. Interest is a variable rate determined by the Gas Company’s funded debt to EBITDA ratio calculated ninety days after the end of each quarter added to the daily LIBOR rate with no additional collateral or covenants beyond those included in the M&T Bank term notes. See Note 3 - Financing Activities of the notes to the consolidated financial statements above for further information. The amount outstanding under this line on March 31, 2017 was approximately $3.9 million with an interest rate of 3.6%. The Gas Company was in compliance with all of its loan covenants as of March 31, 2017.

The Gas Company and Pike had approximately $36.9 million in long term debt outstanding including current year installments as of March 31, 2017. The Gas Company and Pike repaid $4.2 million in the first three months of fiscal 2017 consistent with the requirements of our debt instruments.

During this quarter, we mainly withdrew gas from storage and as of March 31, 2017, had a balance of $400,763 worth of gas in storage. During the next quarter, the Gas Company will also be withdrawing gas from storage to have sufficient gas to supply customers for the winter season.

The Gas Company’s ability to incur long-term debt (i.e., debt with a term longer than 12 months) is subject to regulation by the NYPSC. Under a Financing Order (described in more detail below under “Regulatory Matters”), the Gas Company was authorized to issue a total of $28.4 million of long-term debt by December 31, 2017, consisting of $15.3 million of refinanced existing long-term debt and $13.1 million of existing short-term and new long-term debt. On January 27, 2016, the Gas Company entered into two long-term notes with M&T Bank to refinance existing long- and short-term debt. The first, a $17.4 million six-year note, refinances $15.3 million and $2.1 million in long- and short-term debt, respectively. The second, a $4.2 million five-year note, refinances short-term debt in that amount. Each of these long-term notes requires payment of interest only during the first 12 months. The Gas Company entered into an agreement for an additional $4.2 million note in August 2016. See Note 3 – Financing Activities to the consolidated financial statements for further information.

The Gas Company may incur short-term debt without separate NYPSC approval, so long as such debt is consistent with its overall financing plan. On January 27, 2016, the Gas Company also entered into an agreement with M&T Bank for a revolving line of credit of $8.0 million. The Gas Company drew substantially all of the line of credit on January 27, 2016 to repay the previous line of credit with Community Bank. The amount outstanding under this line at March 31, 2017 was $3.9 million with an interest rate of 3.6%.

Each of the M&T Bank loans bears interest at a variable rate determined by the Gas Company’s funded debt to EBITDA (earnings before interest, income taxes, depreciation and amortization) ratio calculated ninety days after the end of each quarter added to the daily LIBOR rate. On March 31, 2017, the interest rate was 3.6%. The Gas Company relies heavily on its line of credit to finance the purchase of gas that is placed in storage.

As of March 31, 2017, we believe that cash flow from operating activities and borrowings under our lines of credit will not be sufficient to satisfy our working capital and debt service requirements over the next twelve months. We believe new debt and proceeds from equity will be required to satisfy our capital expenditures to finance our internal growth needs for the next twelve months.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Regulatory Matters

Holding Company

On April 11, 2016, the Gas Company filed a petition in Case 16-G-0200 with the NYPSC, seeking a declaratory ruling that Public Service Law Section 70(4), which pertains to the acquisition of more than 10 percent of the voting capital stock of a gas corporation, does not apply to the exercise of rights to convert the 4.8% Series B Convertible Preferred Stock (see Note 9 – Preferred Stock for additional information) to common stock of the Holding Company, or that, if that section is applicable at all to the Holding Company, there is no need for NYPSC approval under the statute because the relevant subscription rights are to be issued pro-rata to existing shareholders, thereby limiting the potential changes in relative ownership concentration that are the focus of Section 70(4). In the alternative, if the NYPSC determines that the statute applies to the conversion of preferred shares to common shares in the Holding Company, the Holding Company requested that the NYPSC approve such acquisition of common shares by shareholders of the Holding Company whose ownership interests exceed 10 % of the Holding Company’s stock. On August 1, 2016, the NYPSC issued an order in Case 16-G-0200. Although the NYPSC declined to issue the requested declaratory ruling that Public Service Law 70(4) is inapplicable, the NYPSC approved the exercise of conversion rights on the Series B Convertible Preferred Stock by our three holders of 10% or more of our common stock. The three holders, our President Michael German, funds controlled or with investments managed by Mario Gabelli, and the Article 6 Marital Trust under the First Amended and Restated Jerry Zucker Revocable Trust, reported on filings with the U.S. Securities and Exchange Commission that they acquired 57,936, 73,398 and 0 shares of our Series B Convertible Preferred Stock, respectively. There can be no assurance that any of such shares will actually be converted into our common stock.

The Holding Company’s primary business, through its subsidiaries Corning Gas and Pike, are regulated by the NYPSC and the Pennsylvania Public Utility Commission (“PAPUC”), among other agencies.

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

On July 15, 2015, the Company, NYPSC Staff and the other parties to Case 11-G-0280 filed a Joint Proposal for Extension of Gas Rate Plan (“Extension Joint Proposal”). This Extension Joint Proposal settled all contested issues among the parties pertaining to a two-year extension, with modifications, of the original 2012 Joint Proposal’s three year Gas Rate Plan. Except as modified by the Extension Joint Proposal, the terms of the 2012 Joint Proposal continue in effect and the delivery rates established by the 2012 Joint Proposal continue in effect through April 30, 2017. The Extension Joint Proposal provided for the Gas Company to establish a “Safety and Reliability” customer surcharge on its customers to recover certain carrying costs on approved infrastructure improvements for the period of the extension. The Extension Joint Proposal also resolved a property tax issue and requires the Gas Company to return to customers a “Gas System Benefit Charge” over-collection (a regulatory liability of the Gas Company) over a three year period. In addition, the Extension Joint Proposal reduced the 2012 Joint Proposal’s Return on Equity (“ROE”) threshold for the commencement of sharing by customers of excess earnings, from 9.5% to 9.0%, thereby increasing the opportunity for customer sharing at various ROE levels above that threshold. On October 19, 2015, the NYPSC adopted the terms of the Extension Joint Proposal, including the Safety and Reliability Charge which permits the Gas Company to collect approximately $466,000 in the first twelve months (May 1, 2015 through April 30, 2016), and approximately $575,000 in the second twelve months (May 1, 2016 through April 30, 2017), of the extended Gas Rate Plan, for a total of approximately $1,041,000. Due to the timing of the NYPSC order adopting the Extension Joint Proposal, the collection period was condensed and started November 1, 2015 and ended April 30, 2017. The return of the Gas System Benefit Charge over-collection and elimination of its prospective collection (a regulatory liability) partially offset the collections on the Safety and Reliability Charge, resulting in a total cash flow increase expected over the two year term of the Extension Joint Proposal of approximately $426,000.

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

On April 13, 2016, the Gas Company filed a petition in Case 16-G-0204 with the NYPSC, to defer leak repair and survey costs over and above the amounts permitted to be recovered in rates for 2015. In this petition, we requested that the incremental cost of $349,547 together with the associated income tax effect, be deferred and recovered in a manner to be established in future rate proceedings. The Gas Company has recognized this deferral in the quarter ended March 31, 2016. It is anticipated that, if the petition is granted, the length of time over which these costs will be amortized may be decided as part of the pending NYPSC case (Case 16-G-0369, described below) to determine base rates.

On March 7, 2017, a Joint Proposal was filed that, if approved by the NYPSC, would all issues in the rate case. The signatory parties to the Joint Proposal were the Staff of the Department of Public Service, Multiple Intervenors (which represent large industrial customers) and the Gas Company. The Utility Intervention Unit of the Division of Consumer Protection of the New York Department of State (“UIU”), participated in the proceeding and indicated that, although it did not sign the Joint Proposal, it does not oppose it. The Joint Proposal is a comprehensive settlement commencing June 1, 2017 and extending for three consecutive Rate Years (the 12 months ending May 31, 2018, 2019 and 2020). If approved, the Joint Proposal would permit Corning Gas to increase its base rates for delivery service as follows: Rate Year 1 - $2,133,553, Rate Year 2 - $1,573,706, and Rate Year 3 - $1,566,594, equating to total bill increases of 9.5%, 8.2% and 6.8%, respectively, for an average residential customer. These increases reflect a levelized approach to what would otherwise be non-levelized increases of $3,056,553 for Rate Year 1, $650,706 for Rate Year 2, and $633,594 for Rate Year 3. The rate of return on common equity (“ROE”) endorsed by the Joint Proposal is 9.00%. The Joint Proposal includes an Earnings Sharing Mechanism (“ESM”) that provides for Corning Gas to retain all earnings above 9.00% up to and including 9.50%, and for customers to retain 50% of the earnings above 9.50% up to and including 10.00%, 75% of earnings above 10.00% up to and including 10.50%, and 90% above 10.50%. The Joint Proposal provides true ups for property taxes, pension costs, and plant additions. The agreement continues performance metrics for safety and customer satisfaction.

On May 1, 2017, a hearing was held in Albany New York before an Administrative Law Judge (”ALJ”) for the purpose of reviewing the Joint Proposal. No opposition to Joint Proposal was presented. The NYPSC has provided for public comments on the joint proposal. A public statement hearing will be held in Corning, New York on May 30, 2017. The ALJ will make his recommendation to the NYPSC, and NYPSC action could be taken on the Joint Proposal as early as the third week in June 2017.

Pike

The acquisition of Pike was subject to the approval of the PAPUC. At its public meeting held on August 11, 2016, the PAPUC approved the Recommended Decision of the Administrative Law Judge, dated June 30, 2016, which approved the Joint Petition for Full Settlement of the Joint Application of Pike, O&R and the Holding Company, and the Pennsylvania Office of Consumer Advocate and the Pennsylvania Office of Small Business Advocate (the “Settlement”). The Settlement required Pike and the Holding Company to take a variety of actions including, among a series of other matters, hiring a general manager and other staffing of Pike, which had no employees when owned by O&R, and not filing for a rate increase prior to March 1, 2018.

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

Accounting for Income Taxes

The Holding Company uses the asset and liability method to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Holding Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. In addition, such deferred tax assets and liabilities will be adjusted for the effects of enacted changes in tax laws and rates. Additionally, we early adopted accounting guidance related to recording deferred tax assets and liabilities as long-term as of December 31, 2016, hence the retrospective adjustments were already made at September 30, 2016.

Accounting for the Compressor Station

The Gas Company bought an $11 million compressor station and $2.1 million pipeline from a local producer for two dollars in fiscal 2011. Although the Gas Company has effectively new plant with an original cost of $13.1 million, only two dollars was recognized on the Balance Sheet in accordance with the Uniform System of Accounts (313.2) which states that in the case of gas plant contributed to the utility, gas plant accounts shall be charged only with such expenses, if any, incurred by the utility.

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

Cautionary Statement Regarding Forward-Looking Statements

This report contains statements which, to the extent they are not recitations of historical facts, constitute "forward-looking statements" within the meaning of the Securities Litigation Reform Act of 1995 (Reform Act). The words "estimate", "project", "anticipate", "expect", "intend", "believe", "could" and similar expressions are intended to identify forward-looking statements. All such forward-looking statements are intended to be subject to the safe harbor protection provided by the Reform Act. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be achieved. As forward looking statements, these statements involve risks, uncertainties and other factors that could cause actual results to differ materially from the expected results. Accordingly, actual results may differ materially from those expressed in any forward looking statements. Factors that could cause results to differ materially from our management's expectations include, but are not limited to, those listed under Item 1A - "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended September 30, 2016, in addition to:

*	our ability to successfully negotiate new supply agreements for natural gas and electric as they expire, on terms favorable to us, or at all,
*	the effect on our operations of any action by the NYPSC, with respect to Corning Gas or PAPUC, with respect to our joint venture interest in Leatherstocking Gas and Pike,
*	the effect of any litigation,
*	the effect on our operations of unexpected changes in any other applicable legal or regulatory requirements,
*	the amount of natural gas produced and directed through our pipeline by producers,
*	our ability to obtain additional equity or debt financing to fund our capital expenditure plans and for general corporate purposes,
*	our successful completion of various capital projects and the use of pipelines, compressor stations and storage by customers and counterparties at levels consistent with our expectations,
*	our successful integration of Pike County Light & Power into our current operations,
*	our ability to retain the services of our senior executives and other key employees,
*	our vulnerability to adverse economic and industry conditions generally and particularly the effect of those conditions on our major customers,
*	the effect of any leaks in our transportation and delivery pipelines, and
*	competition to our gas transportation business from other pipelines.

Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update any forward-looking statement in light of new information or future events.

Item 4 - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2017, the Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. Based upon the Company’s evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2017.

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

Item 1A. Risk Factors.

Please refer to risk factors listed under Item 1A – “Risk Factors” of the Holding Company’s Form 10-K for the fiscal year ended September 30, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 20th, 2017, the Holding Company completed a private placement of 34,697 shares of its 6% Series A Cumulative Preferred Stock (“Series A Preferred Stock”) at $25.00 per share and raised aggregate gross cash proceeds of $867,425. The private placement was previously disclosed on the Company’s Current Report in Form 8-K, filed with the Securities and Exchange Commission on March 20, 2017 and amended by Forms 8-K/A, filed with the Securities and Exchange Commission on March 21, 2017 and April 26, 2017.

The shares of preferred stock issued in the above transactions have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), and were issued and sold in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit No.	Description
10.1	Purchase Agreement, dated as of February 1, 2017, between Corning Natural Gas Holding Corporation and Joseph P. Mirabito.
10.2	Purchase Agreement, dated as of February 1, 2017, between Corning Natural Gas Holding Corporation and George J. Welch, Sr.
10.3	Purchase Agreement, dated as of February 1, 2017, between Corning Natural Gas Holding Corporation and Ted W. Gibson.
10.4	Purchase Agreement, dated as of February 1, 2017, between Corning Natural Gas Holding Corporation and Robert B. Johnston.
10.5	Purchase Agreement, dated as of February 1, 2017, between Corning Natural Gas Holding Corporation and Carl T. Hayden.
10.6	Purchase Agreement, dated as of February 1, 2017, between Corning Natural Gas Holding Corporation and The InterTech Group.
10.7	Purchase Agreement, dated as of February 1, 2017, between Corning Natural Gas Holding Corporation and Ted W. Gibson and QCI Asset Management, Inc., as registered investment adviser.
10.8	Amendment to Purchase Agreement, dated as of March 20, 2017, between Corning Natural Gas Holding Corporation, Gibson Family Trust and QCI Asset Management, Inc., as registered investment adviser.
10.9* ª	Change of Control Agreement, dated as of April 27, 2017, between Corning Natural Gas Holding Corporation and Firouzeh Sarhangi, Chief Financial Officer and Treasurer
10.10* ª	Change of Control Agreement, dated as of April 27, 2017, between Corning Natural Gas Holding Corporation and Stanley G. Sleve, Vice President - Administration and Corporate Secretary
10.11* ª	Change of Control Agreement, dated as of April 27, 2017, between Corning Natural Gas Holding Corporation and Matthew J. Cook, Vice President – Operations
10.12* ª	Change of Control Agreement, dated as of April 27, 2017, between Corning Natural Gas Holding Corporation and Russell S. Miller, Vice President - Gas Supply and Marketing
31.1*	Certification of the Chief Executive Officer and President pursuant to 17 CFR Section 240.13a-14
31.2*	Certification of the Chief Financial Officer and Treasurer pursuant to 17 CFR Section 240.13a-14
32.1**	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Corning Natural Gas Holding Corporation Quarterly Report on Form 10Q for the period ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language):

(i) the Consolidated Balance Sheets at March 31, 2017 and September 30, 2016,
(ii) the Consolidated Statements of Income and Comprehensive Income for the three months and six months ended March 31, 2017 and March 31, 2016.

(iii) the Consolidated Statements of Cash Flows for the six months March 31, 2017 and March 31, 2016, and

(iv) related notes to the Condensed Consolidated Financial Statements.

* Filed herewith

** Furnished herewith

ª Management compensatory agreement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORNING NATURAL GAS HOLDING CORPORATION

Date: May 15, 2017 By: /s/ Michael I. German

Michael I. German, Chief Executive Officer and President

(Principal Executive Officer)

Date: May 15, 2017 By: /s/ Firouzeh Sarhangi

Firouzeh Sarhangi, Chief Financial Officer and Treasurer

(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Location
10.1	Purchase Agreement, dated as of February 1, 2017, between Corning Natural Gas Holding Corporation and Joseph P. Mirabito.	Incorporated by reference to Form 8-K filed with the SEC on March 20, 2017
10.2	Purchase Agreement, dated as of February 1, 2017, between Corning Natural Gas Holding Corporation and George J. Welch, Sr.	Incorporated by reference to Form 8-K filed with the SEC on March 20, 2017
10.3	Purchase Agreement, dated as of February 1, 2017, between Corning Natural Gas Holding Corporation and Ted W. Gibson.	Incorporated by reference to Form 8-K filed with the SEC on March 20, 2017
10.4	Purchase Agreement, dated as of February 1, 2017, between Corning Natural Gas Holding Corporation and Robert B. Johnston.	Incorporated by reference to Form 8-K filed with the SEC on March 20, 2017
10.5	Purchase Agreement, dated as of February 1, 2017, between Corning Natural Gas Holding Corporation and Carl T. Hayden.	Incorporated by reference to Form 8-K filed with the SEC on March 20, 2017
10.6	Purchase Agreement, dated as of February 1, 2017, between Corning Natural Gas Holding Corporation and The InterTech Group.	Incorporated by reference to Form 8-K filed with the SEC on March 20, 2017
10.7	Purchase Agreement, dated as of February 1, 2017, between Corning Natural Gas Holding Corporation and Ted W. Gibson and QCI Asset Management, Inc., as registered investment adviser.	Incorporated by reference to Form 8-K/A filed with the SEC on March 21, 2017
10.8	Amendment to Purchase Agreement, dated as of March 20, 2017, between Corning Natural Gas Holding Corporation, Gibson Family Trust and QCI Asset Management, Inc., as registered investment adviser.	Incorporated by reference to Form 8-K/A filed with the SEC on April 26, 2017
10.9	Change of Control Agreement, dated as of April 27, 2017, between Corning Natural Gas Holding Corporation and Firouzeh Sarhangi, Chief Financial Officer and Treasurer	Filed herewith
10.10	Change of Control Agreement, dated as of April 27, 2017, between Corning Natural Gas Holding Corporation and Stanley G. Sleve, Vice President - Administration and Corporate Secretary	Filed herewith
10.11	Change of Control Agreement, dated as of April 27, 2017, between Corning Natural Gas Holding Corporation and Matthew J. Cook, Vice President – Operations	Filed herewith
10.12	Change of Control Agreement, dated as of April 27, 2017, between Corning Natural Gas Holding Corporation and Russell S. Miller, Vice President - Gas Supply and Marketing	Filed herewith
31.1	Certification of the Chief Executive Officer and President pursuant to 17 CFR Section 240.13a-14	Filed herewith
31.2	Certification of the Chief Financial Officer and Treasurer pursuant to 17 CFR Section 240.13a-14	Filed herewith
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101	The following materials from the Corning Natural Gas Holding Corporation Quarterly Report on Form 10Q for the period ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language):	Furnished herewith
(i) the Consolidated Balance Sheets at March 31, 2017 and September 30, 2016,
(ii) the Consolidated Statements of Income and Comprehensive Income for the three months and six months ended March 31, 2017 and March 31, 2016.
(iii) the Consolidated Statements of Cash Flows for the six months March 31, 2017 and March 31, 2016, and
(iv) related notes to the Condensed Consolidated Financial Statements.