Form 10-Q/A
period 2017-03-31
Corning Natural Gas Holding Corp
filed 2017-05-17
CIK 1582244

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

Explanatory Note

Corning Natural Gas Holding Corporation is filing this Amendment No. 1 (the “Amendment”) on Form 10-Q/A to amend its Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (the “Report”) that was filed with the Securities and Exchange Commission on May 15, 2017, for the purpose of furnishing Exhibit 101 – Interactive Data File (XBRL Exhibit), which was not included with the original filing. Due to unanticipated technical difficulties, In accordance with the temporary hardship exemption provided by Rule 201 of Regulation S-T, the date by which the Interactive Data File is required to be submitted has been extended by six business days.

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

Item 6. Exhibits.

31.1** Certification of the Chief Executive Officer and President pursuant to 17 CFR Section 240.13a-14

31.2** Certification of the Chief Financial Officer and Treasurer pursuant to 17 CFR Section 240.13a-14

32.1*** Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*** The following materials from the Corning Natural Gas Holding Corporation Quarterly Report on Form 10-Q for the period ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language):

(i) the Consolidated Balance Sheets at March 31, 2017 and September 30, 2016, (ii) the Consolidated Statements of Income and Comprehensive Income for the three months ended

March 31, 2017 and March 31, 2016, (iii) the Consolidated Statements of Cash Flows for the six months ended March 31, 2017 and March 31, 2016, and (iv) related notes to the Condensed Consolidated Financial Statements.

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

CORNING NATURAL GAS HOLDING CORPORATION

Date: May 17, 2017	By: /s/ Michael I. German
Michael I. German, Chief Executive Officer and President
(Principal Executive Officer)

Date: May 17, 2017	By: /s/ Firouzeh Sarhangi
Firouzeh Sarhangi, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)