Form 10-Q
period 2017-06-30
Corning Natural Gas Holding Corp
filed 2017-08-14
CIK 1582244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☐ Smaller Reporting Company ☒ Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding as of August 14, 2017
Common Stock, $.01 par value	2,992,533

1

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

Assets	June 30, 2017	September 30, 2016
	(Unaudited)
Plant:
Utility property, plant and equipment	$104,501,316	$100,550,221
Less: accumulated depreciation	(24,384,188)	(22,718,488)
Total plant utility and non-utility, net	80,117,128	77,831,733

Investments:
Marketable securities available-for-sale at fair value	2,169,199	2,220,098
Investment in joint ventures	2,727,432	2,583,581
	4,896,631	4,803,679
Current assets:
Cash and cash equivalents	117,217	3,808,968
Customer accounts receivable, (net of allowance for
uncollectible accounts of $40,019 and $30,417, respectively)	3,574,201	2,957,689
Acquisition receivable	0	724,554
Unbilled revenues	992,173	976,250
Related party receivables	0	172,476
Gas stored underground, at average cost	878,881	903,007
Materials and supplies inventory	1,339,413	1,409,207
Prepaid expenses	2,061,445	1,580,598
Total current assets	8,963,330	12,532,749

Regulatory and other assets:
Regulatory assets:
Unrecovered gas costs	601,456	718,705
Deferred regulatory costs	3,123,640	3,596,302
Deferred pension	6,297,895	6,297,895
Other	945,139	811,095
Total deferred debits and other assets	10,968,130	11,423,997

Total assets	$104,945,219	$106,592,158

 See accompanying notes to consolidated financial statements.

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

	June 30, 2017	September 30, 2016
Liabilities and capitalization:	(Unaudited)

Long-term debt, less current installments	$31,918,051	$31,295,781
Less: debt issuance costs	(350,883)	(412,316)
Total long-term debt	31,567,168	30,883,465

Current liabilities:
Current portion of long-term debt	4,232,828	5,558,156
Borrowings under lines-of-credit and short term debt	6,388,390	8,181,499
Accounts payable	3,088,307	3,321,522
Accrued expenses	569,708	651,744
Customer deposits and accrued interest	386,103	1,654,684
Dividends declared	464,506	434,383
Current income taxes	0	10,000
Total current liabilities	15,129,842	19,811,988

Deferred credits and other liabilities:
Deferred income taxes	6,931,380	5,639,619
Deferred compensation	1,339,523	1,453,782
Pension costs and post-retirement benefits	8,275,258	8,513,971
Redeemable preferred stock - Series A
(Authorized 255,500 shares, issued and outstanding 140,000	3,500,000	2,632,575
and 105,303 shares at June 30, 2017 and September 30, 2016, respectively)
Other	292,623	946,282
Total deferred credits and other liabilities	20,338,784	19,186,229

Commitments and contingencies	0	0

Temporary equity:
Redeemable preferred stock - Series B
(Authorized 244,500 shares, issued and outstanding
244,263 shares at June 30, 2017 and September 30, 2016)	4,932,777	4,920,314

Common stockholders' equity:
Common stock (common stock $.01 par
value per share. Authorized 3,500,000 shares;
issued and outstanding 2,992,533 shares at
June 30, 2017 and 2,974,606 at September 30, 2016)	29,925	29,746
Other paid-in capital	26,996,229	26,763,476
Retained earnings	5,849,597	4,901,774
Accumulated other comprehensive loss	100,897	95,166
Total common stockholders' equity	32,976,648	31,790,162

Total liabilities and capitalization	$104,945,219	$106,592,158

 See accompanying notes to consolidated financial statements.

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)	Three Months Ended		Nine Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Utility operating revenues
Gas operating revenues	$4,951,183	$3,864,061	$19,071,247	$16,546,048
Electric operating revenues	1,896,466	0	5,833,023	0
Total utility operating revenues	6,847,649	3,864,061	24,904,270	16,546,048

Cost of Sales
Gas purchased	1,268,479	583,541	5,162,110	3,622,441
Electricity purchased	618,212	0	1,957,459	0
Total cost of sales	1,886,691	583,541	7,119,569	3,622,441

Gross margin	4,960,958	3,280,520	17,784,701	12,923,607

Cost and expense
Operating and maintenance expense	2,965,040	1,956,394	9,322,489	5,565,018
Taxes other than income taxes	495,154	496,953	1,531,248	1,503,331
Depreciation	542,702	436,679	1,601,913	1,283,791
Other deductions, net	127,645	115,213	392,876	332,641
Total costs and expenses	4,130,541	3,005,239	12,848,526	8,684,781

Utility operating income	830,417	275,281	4,936,175	4,238,826
Other income and (expense)
Interest expense	(477,544)	(170,055)	(1,382,965)	(642,450)
Other income and (expense)	(16,324)	(14,464)	27,940	25,048
Investment income and (expense)	26,451	19,687	95,977	94,678
Gain from joint ventures	(64,747)	(30,733)	(61,149)	1,120
Rental income	12,138	12,138	36,414	36,414
Net income from utility operations, before income taxes	310,391	91,854	3,652,392	3,753,636
Income taxes
Income tax (expense), current	0	0	0	0
Income tax (expense), deferred	(125,498)	(30,280)	(1,338,322)	(1,258,374)
Total income taxes	(125,498)	(30,280)	(1,338,322)	(1,258,374)
Net income	184,893	61,574	2,314,070	2,495,262
Less Preferred B Dividends	(60,821)	0	(182,953)	0
Net income attributable to common shareholders	$124,072	$61,574	$2,131,117	$2,495,262
Weighted average earnings per share-
basic:	$0.04	$0.02	$0.71	$0.84
diluted:	$0.04	$0.02	$0.70	$0.84
Average shares outstanding - basic	2,990,073	2,966,896	2,983,937	2,960,929
Average shares outstanding - diluted	2,990,073	2,966,896	3,277,053	2,960,929

Consolidated Statements of Comprehensive Income
For the Three and Nine Months Ended June 30, 2017 and 2016 (Unaudited)
	2017	2016	2017	2016
Net Income	$184,893	$61,574	$2,314,070	$2,495,262
Other comprehensive income (loss)
Net unrealized gain (loss) on securities available for sale
net of tax of $(682), $23,216, $2,272 and $33,208, respectively	(1,002)	33,271	5,731	47,590
Total other comprehensive income	(1,002)	33,271	5,731	47,590
Total comprehensive income	$183,891	$94,845	$2,319,801	$2,542,852

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES
Consolidated Statement of Changes in Common Stockholders' Equity
(Unaudited)
					Accumulated
			Additional		Other
	Number of	Common	Paid In	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Income	Total

Balances at September 30, 2016	2,974,606	$29,746	$26,763,476	$4,901,774	$95,166	$31,790,162

Issuance of common stock	17,927	179	232,753	—	—	232,932
Dividends declared on common	—	—	—	(1,183,294)	—	(1,183,294)
Dividends declared on Preferred B
Shares	—	—	—	(182,953)		(182,953)

Comprehensive income:
Change in unrealized gain on
securities available for sale, net of
income taxes	—	—	—	—	5,731	5,731
Net income	—	—	—	2,314,070	—	2,314,070
Balances at June 30, 2017	2,992,533	$29,925	$26,996,229	$5,849,597	$100,897	$32,976,648

See accompanying notes to consolidated financial statements

CORNING NATURAL GAS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Quarter ended June 30,	Quarter ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$2,314,068	$2,495,262
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	1,601,914	1,283,791
Amortization of debt issuance cost	81,921	61,802
Non-cash pension expenses	653,930	720,121
Regulatory asset amortizations	715,502	219,731
Stock issued for services and stock option expense	111,405	95,393
Loss (Gain) on sale of marketable securities	(68,859)	(64,100)
Deferred income taxes	1,338,322	1,258,374
Bad debt expense	18,459	53,719
Undistributed (earnings) loss on joint ventures	61,149	(1,120)

Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(634,971)	(61,983)
Unbilled revenue	(15,923)	0
Gas stored underground	24,126	535,686
Materials and supplies inventories	69,794	14,983
Prepaid expenses	(480,847)	(299,967)
Unrecovered gas costs	117,249	(223,868)
Deferred regulatory costs	(242,840)	52,830
Other	(134,044)	(277,607)
Increase (decrease) in:
Accounts payable	(233,213)	(412,540)
Accrued expenses	(82,036)	30,244
Customer deposits and accrued interest	(1,268,581)	(141,274)
Deferred compensation	(114,259)	(36,812)
Deferred pension costs & post-retirement benefits	(911,480)	(723,287)
Other liabilities and deferred credits	(723,087)	(983,506)
Net cash provided by operating activities	$2,197,697	$3,595,872

Cash flows from investing activities:
Purchase of securities available-for-sale	(529,662)	(1,320,557)
Sale of securities available-for-sale	705,624	1,430,175
Collection of acquisition receivable	724,554	—
Amount received from (paid to) related parties	172,476	(48,286)
Investment in joint ventures	(205,000)	(200,000)
Capital expenditures	(3,887,308)	(4,911,858)
Net cash (used in) provided by investing activities	(3,019,316)	(5,050,526)

Cash flows from financing activities:
Proceeds under (repayment of) lines-of-credit	(1,793,109)	(4,803,599)
Debt issuance cost expense	(20,488)	(139,179)
Cash received from sale of stock	—	122,662
Proceed from sale of Preferred A Series A	867,425	2,571,553
Proceed from sale of Preferred B	—	4,944,564
Dividends paid	(1,220,901)	(970,220)
Proceeds under long-term debt	4,200,000	2,740,412
Repayment of long-term debt	(4,903,059)	(758,366)
Net cash (used in) provided by financing activities	(2,870,132)	3,707,827
Net (decrease) increase in cash	(3,691,751)	2,253,173

Cash and cash equivalents at beginning of period	3,808,968	75,289

Cash and cash equivalents at end of period	117,217	2,328,462

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$903,788	$641,025
Income taxes	$46,500	$149,971
Non-cash financing activities:
Dividends paid with shares	$120,136	$111,728
Number of shares issued for dividends	6,614	7,291

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 – Basis of Presentation

Corning Natural Gas Holding Corporation (“Holding Company”) was incorporated in New York in July 2013 to serve as a holding company for Corning Natural Gas Corporation (the “Gas Company” or “Corning Gas”) and its dormant subsidiary Corning Natural Gas Appliance Corporation (“Appliance Company”). The Holding Company has 50% ownership interests in our joint ventures Leatherstocking Gas Company, LLC (“Leatherstocking Gas”), its subsidiary, Leatherstocking Gas Development Corporation, and Leatherstocking Pipeline Company, LLC (“Leatherstocking Pipeline”). On August 31, 2016, the Holding Company completed the acquisition of Pike County Light & Power Company (“Pike”). As used in this document, the term “the Company” refers to the consolidated operations of the Holding Company, Gas Company, Appliance Company, and Pike.

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

Because our business is highly seasonal in nature, sales for each quarter of the year vary and are not comparable. Sales vary depending on seasonal variations in temperature, although the Gas Company’s weather normalization and revenue decoupling clauses that remain in effect pursuant to the June 15, 2017 New York Public Service Commission (“NYPSC”) rate order issued in Case 16-G-0369 and serve to stabilize net revenue by insulating the Gas Company, to an extent, from the effects of unusual temperature variations and conservation. Certain larger customer classes are not covered by weather normalization or revenue decoupling and weather will impact revenue from these classes.

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

In January 2016, the FASB issued new accounting guidance on the recognition and measurement of financial assets and financial liabilities. The new guidance requires equity investments (except those accounted for under the equity method of accounting or those that request in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early application is not permitted. We are still evaluating whether this guidance will have a material effect on our consolidated financial statements when adopted.

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

Adoption of New Accounting Guidance

In April 2015, the FASB issued new accounting guidance on the presentation of debt issuance costs. The new guidance requires that debt issuance costs related to a note be presented as a direct deduction from that note. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. We adopted this guidance on October 1, 2016.The debt issuance costs were reclassified to the liabilities on the balance sheet. The amount as of June 30, 2017 and September 30, 2016 was $350,883 and $412,316, respectively.

Note 2 - Pension and Other Post-Retirement Benefit Plans

Components of Net Periodic Benefit Cost:

Pension Benefits
	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Service Cost	$110,025	$89,391	$330,073	$268,174
Interest Cost	225,193	244,467	675,579	733,401
Expected return on plan assets	(278,978)	(257,190)	(836,932)	(771,569)
Amortization of prior service cost	655	1,794	1,967	5,381
Amortization of net (gain) loss	256,754	168,066	770,262	504,199
Net period benefit cost	$313,649	$246,528	$940,949	$739,586

Other Benefits
	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Service Cost	$5,285	$4,831	$15,855	$14,494
Interest Cost	11,774	12,606	35,324	37,817
Expected return on plan assets	—	—	—	—
Amortization of prior service cost	887	887	2,660	2,660
Amortization of net (gain) loss	3,412	—	10,236	—
Net period benefit cost	$21,358	$18,324	$64,075	$54,971

For ratemaking and financial statement purposes, pension expense represents the amount approved by the NYPSC in the Gas Company’s most recently approved rate case. Pension expense (benefit) for ratemaking and financial statement purposes was approximately $692,543 for the nine months ended June 30, 2017 and 2016. The difference between the pension expense (benefit) for ratemaking and financial statement purposes, and the amount computed above has been deferred as regulatory assets and is not included in the prepaid pension cost noted above.

The NYPSC has allowed the Gas Company to recover incremental costs associated with other post-retirement benefits through rates on a current basis. Other post-retirement benefit expense (benefit) for ratemaking and financial statement purposes was approximately $63,947 for nine months ended June 30, 2017 and 2016. The difference between the other post-retirement benefit expense (benefit) for ratemaking and financial statement purposes, and the amount computed above has been deferred as regulatory assets and is not included in the prepaid cost noted above.

Contributions

The Gas Company expects to contribute approximately $1,183,628 to its Pension Plan and $74,635 to its other Post Retirement Benefit Plan in fiscal year 2017. A total of $911,480 has been paid to the Pension Plan for the first nine months of this fiscal year.

Note 3 – Financing Activities

On January 27, 2016, the Gas Company entered into an agreement with M&T Bank for a revolving line of credit of $8.0 million at a variable interest rate determined by adding a factor, determined with reference to the Gas Company’s funded debt to EBITDA ratio calculated ninety days after the end of each quarter, to the daily LIBOR rate. This line expires on April 1, 2018. The amount outstanding under this line on June 30, 2017 was approximately $6.4 million with an interest rate of 4.05%. Our lender has a purchase money security interest in all of our natural gas purchases utilizing funds advanced by the bank under the credit agreement, and all proceeds of sale and accounts receivable from the sale of that gas.

On August 31, 2016, Pike entered into an agreement with M&T for a $2.0 million revolving line of credit at an interest rate equal to LIBOR plus 2.75% with principal repayable on demand by the lender. As of June 30, 2017, the balance on this loan is $67,577. The agreement contains various affirmative and negative covenants of Pike including, (i) a total funded debt to tangible net worth ratio of not greater than 1.4 to 1.0, (ii) a total funded debt to EBITDA ratio of not greater than 3.75 to 1.0, (iii) a minimum cash flow overage of not less than 1.1 to 1.0, with each of the financial covenants measured quarterly based on Pike’s trailing twelve month operating performance and fiscal quarterly financial statements commencing with the period ended September 30, 2017; compliance, accounting, and financial statement requirements, and prohibitions on changes in management or control restrictions on, any sale of all or substantially all of its assets, acquisitions of substantially all the asset of any other entity, or other material changes to Pike’s business, purposes, structure or operations which could materially adversely affect Pike.

In addition, pursuant to the stock purchase agreement with Pike, M&T issued to Orange & Rockland Utilities, Inc. (“O&R”), which sold Pike to the Holding Company, a letter of credit in the amount of $2.125 million as security for the obligations of Pike under the Transition Services Agreement, Electric Supply Agreement and Gas Supply and Gas Transportation Agreement, each, as amended, dated August 31, 2016, to provide for the provision by O&R of certain transition services for 12 months with up to six one-month extensions, and three years of electric and gas supply for the customers of Pike, with up to three one-year extensions.

The Gas Company entered into a $4.2 million Multiple Disbursement Term Note with M&T Bank on August 31, 2016, which permitted draws from time to time in accordance with its terms until December 31, 2016, at which time amounts outstanding under the note became payable in 56 monthly installments of principal, based on a 7-year amortization schedule, with all unpaid principal and interest payable in full on August 31, 2021. Interest on the amounts outstanding under the note is based on a spread over LIBOR which varies from 1.9% to 2.8% based on the ratio of the Holding Company’s total funded debt to EBITDA (the “Leverage Ratio”). If the Leverage Ratio is less than or equal to 2.0, the interest rate is LIBOR plus 1.9%; if the Leverage Ratio is greater than 2.0 but less than or equal to 2.5, the interest rate is LIBOR plus 2.2%; if the Leverage Ratio is greater than 2.5 but less than or equal to 3.0, the interest rate is LIBOR plus 2.5%; and if the Leverage Ratio is greater than 3.0, the interest rate is LIBOR plus 2.8%. The obligations of the Holding Company to M&T are secured under an additional general security agreement covering the Holding Company’s tangible and intangible rights in its gas distribution system, personal property and other assets. The Holding Company will owe a pre-payment penalty on payment of unpaid principal made in advance of the maturity date and must give at least a three-day notice prior to the payment. During the nine months ended June 30, 2017, we have drawn the entire $4.2 million available on this note.

On July 28, 2017, the Gas Company entered into an agreement with M&T Bank for a Short Term Note of $3.0 million at a variable interest rate determined by floating rate LIBOR + 180 basis points, change daily. This line expires on October 26, 2017.

The Gas Company is in compliance with its covenant calculations as of June 30, 2017.

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

The Holding Company has determined the fair value of certain assets through application of FASB ASC 820 “Fair Value Measurements and Disclosures”.

Fair value of assets and liabilities measured on a recurring basis at June 30, 2017 and September 30, 2016 are as follows:

Fair Value Measurements at Reporting Date Using:

	Fair Value	Quoted Prices In Active Markets for Identical Assets/Liabilities (Level 1)	Level 2	Level 3
June 30, 2017
Available-for-sale securities	$2,169,199	$2,169,199	0	0
September 30, 2016
Available-for-sale securities	$2,220,098	$2,220,098	0	0

A summary of the marketable securities at June 30, 2017 and September 30, 2016 is as follows:

	Cost Basis	Unrealized Gain	Unrealized Loss	Market Value
June 30, 2017
Cash and equivalents	$109,630	—	—	$109,630
Metlife stock value	43,164	—	—	43,164
Government and agency bonds	402,560	—	7,665	394,895
Corporate bonds	290,566	—	1,607	288,959
Mutual funds	17,204	1,002	—	18,206
Holding Company Preferred A Stock	197,875	—	—	197,875
Equity securities	938,625	177,845	—	1,116,470
Total securities	$1,999,624	$178,847	$9,272	$2,169,199

September 30, 2016
Cash and equivalents	$53,408	—	—	$53,408
Metlife stock value	51,185	—	—	51,185
Government and agency bonds	392,969	4,859	—	397,828
Corporate bonds	283,655	—	2,983	280,672
Mutual funds	43,624	—	4,206	39,418
Holding Company Preferred A Stock	197,875	—	—	197,875
Equity securities	1,035,809	163,903	—	1,199,712
Total securities	$2,058,525	$168,762	$7,189	$2,220,098

Realized gains included in earnings for the periods reported in investment income are as follows:

Investment Income
	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Total realized gains (losses) included in earnings	$15,312	$11,477	$68,859	$64,100

Financial assets and liabilities valued using level 1 inputs are based on unadjusted quoted market prices as of the close of business on the days noted within active markets.

Note 5 – Shareholders’ Equity

For the quarter ended December 31, 2016, there were 5,912 shares of common stock issued for $36,015 of services and $39,969 of dividend reinvestment program (DRIP). There were 3,150 shares issued to directors for services and 2,762 shares issued to various investors under the DRIP. For the quarter ended March 31, 2017, there were 6,203 shares of common stock issued for $36,015 of services and $40,397 under the DRIP. There were 3,150 shares issued to directors, 360 shares sold to Leatherstocking Gas, which used the shares to compensate its independent director, Carl T. Hayden, and 2,693 shares issued to various investors under the DRIP. For the quarter ended June 30, 2017, there were 5,811 shares of common stock issued for $39,375 of services and $39,009 under the DRIP. There were 3,150 shares issued to directors, 180 shares sold to Leatherstocking Gas, which used the shares to compensate its independent director, Carl T. Hayden, and 2,481 shares issued to various investors under the DRIP.

Dividends on shares of common stock are accrued when declared by the board of directors. At its regular meeting on January 20, 2015, the board of directors approved an increase in the quarterly dividend to $0.145 a share. For the quarter ended September 30, 2016, dividends were paid on October 15, 2016 to shareholders of record on September 30, 2016 in the amount of $371,608. For the quarter ended December 31, 2016, $397,397 was accrued for dividends paid on January 15, 2017 to shareholders of record on December 31, 2016. For the quarter ended March 31, 2017, $372,947 was accrued for dividends paid on April 15, 2017 to shareholders of record on March 31, 2017. For the quarter ended June 30, 2017, $403,684 was accrued for dividends paid on July 15, 2017 to shareholders of record on June 30, 2017.

On April 27, 2017, at its regular meeting, the Company’s Board of Directors declared a 20% common stock dividend payable to holders of record of its Common Stock on May 30, 2017, payable on or about June 15, 2017. The dividend is equivalent to one share of common stock issued for each five shares of common stock outstanding. There were 498,310 shares issued. The relative size of the additional shares issued made the substance of the transaction that of a stock split effected in the form of a dividend. It was the Company’s intent to obtain wider distribution and improved marketability of the shares. In accordance with this transaction there was no adjustment to the stated par value of the common stock and the Company recorded the transaction at par value. In connection with this dividend the conversion price for the preferred shares Series B will change from one share of common stock to 1.2 shares. The Company has retrospectively restated the financial statements, share and per share information included in this quarterly report on a post-split basis.

As of November 12, 2013, the Holding Company registered 129,004 shares of common stock with a par value of $.01 per share for the DRIP. A total of 50,543 shares have been issued since the program started.

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

For the nine months ended June 30, 2017, 293,116 shares of Series B Convertible Preferred Stock were added in the calculation of diluted earnings per share because their inclusion is dilutive. For the three months ended June 30, 2017, 293,116 shares of Series B Convertible Preferred Stock were excluded in the calculation of diluted earnings per share because their inclusion was anti-dilutive.

On April 27, 2017, the board voted for the current shares of common stock for issuance under the Company’s Dividend Reinvestment Plan (DRP) will be reduced from 98,639 shares to 50,000 shares, and the reserve of shares of common stock for issuance under the Company’s 2007 Stock Plan, will be reduced from 299,584 shares to 50,000 shares.

Note 6 – Leatherstocking Companies

The Holding Company has an interest accounted for by the equity method in Leatherstocking Gas and Leatherstocking Pipeline, each of which is a joint venture with Mirabito Regulated Industries, LLC. Leatherstocking Gas is currently moving forward on expansions to several areas in the United States. On July 25, 2013, Leatherstocking Gas signed a loan agreement with Five Star Bank for $1.5 million to finance construction in Bridgewater, Pennsylvania. This agreement increased to $1.8 million before converting to a long-term note. Construction in the Township of Bridgewater began in July 2013 and Leatherstocking Gas began serving customers in October 2013. Construction of the Borough of Montrose system started in the spring of 2014 and construction started in the Township of Dimock in November 2014.

Leatherstocking Gas serves approximately 338 customers in these boroughs and townships as of June 30, 2017. On August 28, 2014, Leatherstocking Gas, as borrower, and Leatherstocking Pipeline as guarantor, entered into a loan agreement with Five Star Bank for up to $4 million over two years to finance the work and services required for the infrastructure costs and ongoing costs of underground piping construction projects in Montrose, Bridgewater and Dimock, Pennsylvania. This agreement required equity investments from the Holding Company and Mirabito Regulated Industries for a total of 66% of all amounts borrowed. During fiscal year 2014, $1,500,000 was borrowed and each of the Holding Company and Mirabito Regulated Industries invested $500,000. During fiscal year 2015, $2,500,000 was borrowed and each of the Holding Company and Mirabito Regulated Industries invested $850,000. Leatherstocking Gas had drawn the $4 million available on this loan. Both of these agreements have a loan covenant related to debt service coverage being at least 1.15 to 1 at September 30, 2015. Leatherstocking Gas was in violation of this covenant and received a waiver of compliance with this covenant from Five Star Bank as of September 30, 2016 that extends to September 30, 2017.

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

The following table represents the Holding Company’s investment activity in the Joint Ventures for the nine months ended June 30, 2017 and June 30, 2016:

	2017	2016
Beginning balance in investment in joint ventures	$2,583,581	$2,293,252
Investment in joint ventures	205,000	200,000
Income (loss) in joint ventures	(61,149)	1,120
	$2,727,432	$2,494,372

As of and for the nine months ended June 30, 2017, the Joint Ventures had combined assets of $13 million, combined liabilities of $7.6 million and combined net loss of approximately $122,298. As of and for the nine months ended June 30, 2016, the Joint Ventures had combined assets of $12.4 million, combined liabilities of $7.4 million and combined net income of approximately $2,000.

Note 7 – Effective Tax Rate

Income tax expense for the nine months ended June 30 is as follows:
	2017	2016
Current	$—	$—
Deferred	1,338,322	1,258,374
Total	$1,338,322	$1,258,374

Actual income tax expense differs from the expected tax expense (computed by applying the federal corporate tax rate of 34% before income tax expense) as follows:
	2017	2016
Expected federal tax expense	$1,241,813	$1,276,236
State tax expense (net of federal)	193,273	257,124
Other, net	(96,764)	(274,986)
Actual tax expense	$1,338,322	$1,258,374

Note 8 – Pike County Light & Power

As previously reported, on August 31, 2016 the Holding Company completed its purchase of all of the outstanding capital stock of Pike, a Pennsylvania corporation operating as a regulated electric and gas utility serving approximately 5,800 customers in Pike County, Pennsylvania. The purchase price for the stock of Pike was $13.1 million, with an initial closing date working capital adjustment of $2.5 million which was adjusted to $1.97 million for the final working capital adjustment and assumption of $3.2 million in Pike’s outstanding bonds and closed. The acquisition receivable of $530,000, the result of the working capital true up, was received during the three months ended December 31, 2016. In addition, O&R agreed to provide transition assistance pursuant to a Transition Services Agreement (“TSA”), and to continue to supply electric power and gas to Pike County pursuant to Electric and Gas Supply Agreements (“ESA” and “GSA”). The Gas and Electric Supply Agreements are each for a term of 36 months, with up to three 12-month renewal terms.

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

Pro forma unaudited condensed consolidated financial information for the three and nine months ended June 30, 2016 give effect as if the acquisition occurred on October 1, 2015 of the respective year:

	Three Months Ended	Nine Months Ended
	June 30, 2016	June 30, 2016

Revenue	$5,886,061	$23,415,048
Net Income	$189,574	$3,210,262
Per share	$0.06	$1.08

The combined proforma financial information does not reflect the realization of any expected cost savings or other synergies from the acquisition of Pike as a result of restructuring activities, other cost savings initiatives or sales synergies following the completion of the business combination.

Note 9 – Preferred Stock

The Holding Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission with respect to a subscription rights offering to its stockholders to issue up to approximately $11.0 million in preferred stock. The subscription rights were distributed on a one-for-one basis to stockholders of record as of April 14, 2016 and expired on June 20, 2016. The Form S-1 covered 2,469,861 subscription rights for the purchase of up to 140,000 shares of 6% Series A Cumulative Preferred Stock and up to 360,000 shares of 4.8% Series B Convertible Preferred Stock. Each subscription right entitled the holder to purchase either: (i) one-eighth share of the 6% Series A Cumulative Preferred Stock, par value $0.01 per share, for $25.00 per share, or (ii) one-sixth share of the 4.8% Series B Convertible Preferred Stock, par value $0.01 per share, for $20.75 per share, which is convertible in accordance with its terms into 1.2 (adjusted pursuant to the Stock Dividend in June 2017) share of common stock, subject to adjustment. Of the 140,000 shares of Series A Cumulative Preferred Stock available, 105,303 shares were subscribed and of the 360,000 shares of Series B Convertible Preferred Stock available, 244,263 shares were subscribed. During the nine months ended June 30, 2017, an additional 34,697 shares of Series A Cumulative Preferred Stock were subscribed in a private placement at $25.00 per share for a total of $867,425. The preferred shares were subscribed by certain members of the board of directors of the Company, the independent member of the board of Leatherstocking and an affiliate of a director of the Company.

Series A Cumulative Preferred Stock accrues cumulative dividends at a rate of 6.0% of the liquidation preference per share ($25.00) and are expected to be paid on or about the 15th day of April, July, October and January of each year starting October 14, 2016. The dates of record for the dividends, if any, will be March 31, June 30, September 30 and December 31, immediately preceding the relevant dividend payment date. On September 30, 2023, outstanding shares of Series A Cumulative Preferred Stock will mature and be redeemed solely in cash at a redemption price equal to the liquidation preference per share plus an amount equal to all accrued but unpaid dividends subject to our having funds legally available for redemption under New York law. The dividends for the nine months ended June 30, 2017 were $133,212 and these are recorded as interest expense.

In accordance with ASC 480, because of the mandatory redemption feature the Series A Preferred Stock is treated as liability. The issuance costs of approximately $61,000 are treated as debt issuance costs and will be amortized over the life of the instrument. The debt issuance costs reduce the carrying value of the liability. The amortization of the Series A debt issuance costs was $8,695 for the nine months ended June 30, 2017.

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

In accordance with ASC 480, Series B Cumulative Preferred Stock is not considered mandatorily redeemable as a result of the conversion feature presenting a contingency related to the redemption dates. Accordingly, this is not considered a liability. However, as a result of the decision related to conversion and not reaching redemption resting with the holder, this instrument has been classified as temporary equity in accordance with ASC 480. Upon conversion, the instrument would be reclassified as permanent equity. The issuance costs of approximately $120,000 reduce the initial proceeds and will be accreted until redemption or conversion. During the nine months ended June 30, 2017 there was accretion of $12,463.

Note 10 – Rate Case

On June 17, 2016, the Gas Company filed with the NYPSC a three-year plan to implement a levelized increase in revenues from gas delivery service of $3,463,287 in each year over the period June 1, 2017 through May 31, 2020, resulting in total bill impacts on customers in each year of 10.4%.

The NYPSC commenced a proceeding, designated Case 16-G-0369, to consider the Gas Company’s rate filing. The parties to the case entered into settlement negotiations and, on March 7, 2017, a Joint Proposal (the “2017 Joint Proposal”) was filed to resolve all issues in the rate case. The signatory parties to the 2017 Joint Proposal were the Staff of the Department of Public Service, Multiple Intervenors (which represent large industrial customers) and the Gas Company. The Utility Intervention Unit of the Division of Consumer Protection of the New York Department of State, participated in the proceeding and indicated that, although it did not sign the 2017 Joint Proposal, it did not oppose it.

On June 15, 2017, the NYPSC issued an Order Adopting Terms of Joint Proposal and Establishing Gas Rate Plan (the “June 2017 Order”) adopting the 2017 Joint Proposal without substantive modification. As adopted by the June 2017 Order, the 2017 Joint Proposal is a comprehensive settlement extending for three consecutive Rate Years (the twelve months ending May 31, 2018, 2019 and 2020) and permits Corning Gas to increase its base rates for gas delivery service. The new base rates under the June 2017 Order, when offset by the elimination of existing surcharges at the beginning of Rate Year 1and levelized over the three Rate Years, result in the following incremental revenue increases over the prior Rate Year: Rate Year 1 - $1,558,553, Rate Year 2 - $1,573,706, and Rate Year 3 - $1,566,594, equating to increases of approximately 6.2%, 5.9% and 5.5%, respectively, as a percentage of total delivery revenues including gas costs. The 2017 Joint Proposal, as adopted, permits a rate of return on common equity of 9.0%, and an “Earnings Sharing Mechanism” that provides for Corning Gas to retain all earnings above 9.00% up to and including 9.50%, and for customers to retain 50% of the earnings above 9.50% up to and including 10.00%, 75% of earnings above 10.00% up to and including 10.50%, and 90% of earnings above 10.50%.

The 2017 Joint Proposal, as adopted, provides true-ups for property taxes, pension costs, and plant additions and continues performance metrics for safety and customer satisfaction from the prior rate case. Although the stringency of certain performance measures and the amount of certain negative revenue adjustments for failure to meet specific standards are increased, the 2017 Joint Proposal, as approved by the June 2017 Order, also provides opportunities for positive revenue adjustments for exceeding applicable standards with regard to certain measures. Because the June 2017 Order approving the 2017 Joint Proposal was issued after the June 1, 2017 commencement of Rate Year 1 of the three-year rate plan and new rates did not go into effect until July 1, 2017, the 2017 Order provided for each of the Gas Company and its customers to be placed in the same position in which they would have been if the new rates had gone into effect as of June 1, 2017. Any resulting revenue adjustments in favor of the Gas Company are deferred for future recovery, with interest.

Note 11 – Segment Reporting

The Company’s reportable segments have been determined based upon the nature of the products and services offered, customer base, availability of discrete internal financial information, homogeneity of products, delivery channel and other factors. The Company recognized these segments based on the acquisition of Pike during August 2016. Prior to the acquisition, the Company was reported as one segment which is why this disclosure is not comparative for the three and nine months ended June 30, 2017.

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

The following table reflects the results of the segments consistent with the Holding Company’s internal financial reporting process. The following results are used in part, by management, both in evaluating the performance of, and in allocating resources to, each of the segments for the three months and nine months ended June 30, 2017.

	Three months ended June 30, 2017
	Gas Company	Pike	Holding Company	Total Consolidated
Total electric utility revenue	$0	$1,896,466	$0	$1,896,466
Total gas utility revenue	$4,768,313	$182,870	$0	$4,951,183
Investment income	$26,451	$0	$0	$26,451
Equity investment loss	$0	$0	$(64,747)	$(64,747)
Net income (loss)	$78,930	$185,838	$(76,875)	$184,893
Income tax expense (benefit)	$48,125	$124,950	$(47,577)	$125,498
Interest expense	$307,856	$121,643	$48,045	$477,544
Depreciation expense	$429,821	$112,881	$0	$542,702
Amortization expense	$384,141	$139,251	$0	$523,392
Total assets	$78,623,339	$23,189,852	$3,132,028	$104,945,219
Capital expenditures	$1,167,790	$280,273	$0	$1,448,063

	Nine months ended June 30, 2017
	Gas Company	Pike	Holding Company	Total Consolidated
Total electric utility revenue	$0	$5,833,023	$0	$5,833,023
Total gas utility revenue	$17,950,594	$1,120,653	$0	$19,071,247
Investment income	$95,977	$0	$0	$95,977
Equity investment loss	$0	$0	$(61,149)	$(61,149)
Net income (loss)	$1,753,441	$720,520	$(159,891)	$2,314,070
Income tax expense (benefit)	$1,021,943	$415,221	($98,842)	$1,338,322
Interest expense	$869,814	$371,139	$142,012	$1,382,965
Depreciation expense	$1,280,453	$321,460	$0	$1,601,913
Amortization expense	$787,225	$189,332	$0	$976,557
Total assets	$78,623,339	$23,189,852	$3,132,028	$104,945,219
Capital expenditures	$3,553,948	$315,635	$17,725	$3,887,308

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Holding Company was incorporated in New York in July 2013 to serve as a holding company for the Gas Company and its dormant subsidiary Corning Natural Gas Appliance Corporation (“Appliance Company”). The Holding Company has 50% ownership interests in our joint ventures Leatherstocking Gas Company, LLC (“Leatherstocking Gas”) its subsidiary, Leatherstocking Gas Development Corporation and Leatherstocking Pipeline Company, LLC (“Leatherstocking Pipeline”). On August 31, 2016, the Holding Company completed the acquisition of Pike County Light & Power Company (“Pike”). As used in this document, the term “the Company” refers to the consolidated operations of the Holding Company, Gas Company, Pike and Appliance Company.

The Holding Company’s primary business, through its subsidiary Corning Gas, is natural gas distribution. Corning Gas serves approximately 15,000 residential, commercial, industrial and municipal customers in the Corning, Hammondsport and Virgil, New York, areas and two other gas utilities which serve the Elmira and Bath, New York, areas. It is franchised to supply gas service in all of the political subdivisions in which it operates. It also transports and compresses gas for a gas producer from the producer’s gathering network into an interstate pipeline. It is under the jurisdiction of the New York Public Service Commission (“NYPSC”) which oversees and sets rates for New York gas distribution companies. In addition, the Gas Company has contracts with Corning Incorporated and Woodhull Municipal Gas Company, a small local utility, to provide maintenance service on their gas lines. Additionally, Leatherstocking Gas distributes gas in Susquehanna and Bradford Counties, Pennsylvania, and has an application pending before the NYPSC for authority to provide gas distribution services in Broome County, New York. Leatherstocking Pipeline, an unregulated company, serves one customer in Lawton, Pennsylvania. Pike is a Pennsylvania corporation operating as a regulated electric and gas utility serving approximately 5,800 customers in Pike County, Pennsylvania. Pike is franchised to supply gas service in all of the political subdivisions in which it operates and is regulated by the PAPUC.

The market for natural gas in our traditional service territory is relatively saturated with limited growth potential. However, growth opportunities do exist in extending our mains to areas adjacent or reasonably close to areas we currently serve. In addition, the Holding Company continues to see expansion opportunities in the commercial and industrial markets. Some of our largest customers added additional facilities in our service area that are increasing our revenue and margins. We believe that one of our most promising growth opportunities for both revenues and margins is increasing connection with local gas production sources. We completed a new pipeline to Marcellus Shale gas in Pennsylvania in 2009 and that pipeline is significantly increasing throughput and margins on our system. In 2010, weupgraded portions of Line 4 which runs from Caton to the Bradley Station in Elmira and New York State Electric & Gas Corp (“NYSEG”), Line 7 which runs from Caton to the Compressor Station and Line 13, which runs from Stateline Station at the New York/Pennsylvania border to Line 4, to increase our capacity to transport local production gas. We have completed a compressor station that is working in conjunction with our pipeline upgrades to transport gas on our system and into the interstate pipeline system. In addition, the Holding Company has interests in two joint ventures, Leatherstocking Gas and Leatherstocking Pipeline (the “Joint Ventures”), to transport and provide gas to areas of the northeast currently without gas service. Through Leatherstocking Gas, we are continuing to pursue opportunities to provide natural gas to unserved areas of New York and Pennsylvania.

We continue to focus on improving the efficiency of our operations and making capital investments to improve our infrastructure. Our infrastructure improvement program has concentrated on the replacement of older distribution mains and customer service lines. In fiscal year 2016 we replaced 14.6 miles of pipe and 774 services. For the first nine months of fiscal year 2017 we repaired 193 leaks, replaced 202 bare steel services and replaced 31,865 feet of bare steel main.

We believe our key performance indicators are net income, shareholders’ equity and the safety of our system. Net income increased by $123,319 for the three months and decreased $181,192 for the nine months ended June 30, 2017 compared to the same periods in fiscal 2016. Because the Holding Company’s principal operations are conducted through Corning Gas and Pike, both regulated utility companies, stockholders’ equity is an important performance indicator. The NYPSC and PUC allow Corning Gas to earn a just and reasonable return on stockholders’ equity as determined under applicable regulations. Stockholders’ equity is, therefore, a precursor of future earnings potential. For the nine months ended June 30, 2017 compared to June 30, 2016, stockholders’ equity increased from $31,503,190 to $32,976,648. We plan to continue our focus on building stockholders’ equity. Safety and efficiency indicators include leak repair, main and service replacements and customer service metrics. Key performance indicators:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Net income	$184,893	$61,574	$2,314,070	$2,495,262
Shareholders' equity	$32,976,648	$31,503,190	$32,976,648	$31,503,190
Shareholders' equity per weighted average share	$11.03	$10.62	$11.05	$10.64

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

Utility operating revenues increased $2,983,588 during the three months, and $8,358,222 during the nine months, ended June 30, 2017 compared to the same periods last year mainly due to Pike electric and gas operations, higher gas prices, and more seasonable temperatures compared to the prior year. For the nine months ended June 30, 2017, $5,808,785 of the increase was the result of Pike operations with the remaining increase of approximately $2,549,437 primarily due to higher fuel recoveries of $1,539,669, the impact of additional revenues of $228,108 (see details in other utility revenues below) permitted under NYPSC rate orders, and higher retail and wholesale volumes at the Gas Company.

The Gas Company’s rate orders have performance metrics. If specific metrics are not met, regulatory deficiencies are due to customers. The Gas Company incurred deficiencies of $98,522 for the years 2015 and 2016. In addition, the June 15, 2017 rate order approving the 2017 Joint Proposal was issued after the June 1, 2017 commencement of Rate Year 1 of the three-year rate plan and new rates did not go into effect until July 1, 2017. The 2017 order provided that the Gas Company and its customers would be placed in the same position in which they would have been if the new rates had gone into effect as of June 1, 2017. Any resulting revenue adjustments in favor of the Gas Company are deferred for future recovery, with interest.  The amount of that shortfall was $326,630.

	Three months ended June 30,		Nine months ended June 30,
	2017	2016	2017	2016
Retail electric revenue:
Residential	$876,396	$0	$2,776,612	$0
Commercial	991,995	0	2,971,037	0
Street lights	19,741	0	61,136	0
Total retail electric revenue	$1,888,132	$0	$5,808,785	$0

Retail gas revenue:
Residential	$2,975,587	$2,027,238	$11,463,676	$9,417,718
Commercial	445,760	282,482	1,861,569	1,436,448
Transportation	844,034	826,194	3,252,634	3,303,236
Total retail gas revenue	$4,085,381	$3,135,914	$16,577,879	$14,157,402

Total retail revenue	$5,973,513	$3,135,914	$22,386,664	$14,157,402

Wholesale	330,267	307,477	1,551,230	1,421,535
Local production	87,434	121,720	299,070	394,121
Other utility revenues	456,435	298,950	667,306	572,990
Total revenue	$6,847,649	$3,864,061	$24,904,270	$16,546,048

The following tables further summarize other utility revenues on the operating revenue table:

	Three months ended June 30,		Nine months ended June 30,
	2017	2016	2017	2016
Other utility revenues:
Customer discounts forfeited	$35,435	$22,100	$86,613	$59,371
Reconnect fees	1,071	888	5,702	2,620
Other gas revenues (see below)	418,781	274,576	571,390	506,658
Surcharges	1,148	1,386	3,601	4,341
Total other utility revenues	$456,435	$298,950	$667,306	$572,990

	Three months ended June 30,		Nine months ended June 30,
	2017	2016	2017	2016
Other gas revenues:
DRA carrying costs	$965	$881	$2,951	$2993
Contract customer reconciliation	57,182	96,304	289,237	319,344
Monthly RDM amortizations	81,182	163,134	(80,567)	(11,891)
Local production revenues	51,344	36,895	131,661	103,516
Annual DRA reconciliation	0	(22,638)	0	92,696
Rate Case Make Whole Adjustments	326,630	0	326,630	0
Regulatory Deficiencies	(98,522)	0	(98,522)	0
Total other gas revenues	$418,781	$274,576	$571,390	$506,658

Gas and electric purchases are our largest expense. Purchased gas expense increased approximately $684,938 for the three months and $1,539,669 for the nine months ended June 30, 2017, compared to the same periods last year due primarily to higher gas expense at the Gas Company for the period and gas costs at Pike.

Gas Margin (the excess of utility gas revenues over the cost of natural gas purchased) percentage decreased 10.52% for the three months and 5.17% for the nine months ended June 30, 2017, compared to the same periods last year primarily because of higher gas prices for the period.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Utility Electric Revenues	$1,896,466	$0	$5,833,023	$0
Electricity Purchased	618,212	0	1,957,459	0
Margin	$1,278,254	$0	$3,875,564	$0
Margin %	67.40%		66.44%

Utility Gas Revenues	$4,951,183	$3,861,061	$19,071,247	$16,546,048
Natural Gas Purchased	1,268,479	583,541	5,162,110	3,622,441
Margin	$3,682,704	$3,280,520	$13,909,137	$12,923,607
Margin %	74.38%	84.90%	72.93%	78.11%

Operating and Interest Expenses

Operating and maintenance expense for the three and nine months ended June 30, 2017, increased by $1,008,646 and $3,757,471, respectively, compared to the three months and nine months ended June 30, 2016 principally due to Pike’s operations, increased regulatory amortization of $532,224 related to prior rate case costs, rate case expenses of $255,000 and Pike’s storm costs of $201,000. Depreciation expense for the three and nine months ended June 30, 2017 increased by $106,023 and $318,122 due to additional depreciation related to Pike’s operations. Interest expenses for the three and nine months ended June 30, 2017, increased by $307,489 and $740,515, respectively compared to the same periods last year due to higher levels of borrowings resulting from Pike’s acquisition and payments made to holders of Preferred Series A dividends.

Net Income

As a result of the foregoing, net income increased by $123,320 for the three months and decreased $181,194 for the nine months ended June 30, 2017 compared to the same periods in fiscal year 2016. This is due to increased regulatory amortization of $532,224, rate case expenses of $255,000 and Pike’s storm costs of $201,000, which are not expected to be recurring expenses, partially offset by increased margin from the acquisition of Pike which is expected to be recurring.

Liquidity and Capital Resources

The Holding Company does not have any borrowings (except Preferred A Series stock) at the corporate level and has no access to liquidity except through dividends and distributions from its subsidiaries as well as equity issuances. Its principal liquidity requirements are for dividends on its capital stock, and investments in the Leatherstocking Joint Ventures to permit those companies to make the capital expenditures required to provide services to their customers.

On April 27, 2017, Corning Natural Gas Holding Corporation (the “Company”) announced that, in accordance with the terms of the Company’s Certificate of Incorporation, as amended, with respect to its Series B Convertible Preferred Stock (the “Series B Preferred Stock”), the conversion rate of the Series B Preferred Stock will adjust from one share of the Company’s common stock for each share of Series B Preferred Stock converted, to 1.2 shares of its common stock for each share of Series B Preferred Stock converted, effective as of May 31, 2017, the record date for a 20% common stock dividend on the Company’s outstanding shares of common stock.

On April 27, 2017, at its regular meeting, the Company’s Board of Directors declared a 20% common stock dividend payable to holders of record of its Common Stock on May 30, 2017, payable on or about June 15, 2017. The dividend is equivalent to one share of common stock issued for each five shares of common stock outstanding. The common stock dividend triggered an adjustment in the conversion rate of the Company’s Series B Preferred Stock, as described above.

As of June 30, 2017, the Holding Company had 2,992,533 shares of common stock outstanding. Its board of directors declared a dividend of $0.135 per share payable to shareholders of record on June 30, 2017, for which $403,684 was accrued on June 30, 2017, for dividends paid on July 15, 2017. To provide additional liquidity required for the purchase of Pike and other liquidity requirements, on December 16, 2015, the Board of Directors of the Holding Company declared a dividend of one subscription right for each share of common stock outstanding as of the record date of April 14, 2016, which was distributed to shareholders on or about April 28, 2016. Each non-transferable subscription right entitled the holder to purchase either: (i) one-eighth share of our 6% Series A Cumulative Preferred Stock, par value $0.01 per share, for $25.00 per share or (ii) one-sixth share of our 4.8% Series B Convertible Preferred Stock, par value $0.01 per share, for $20.75 per share, each of which is convertible in accordance with its terms into 1.2 shares of common stock, subject to adjustment. The Holding Company completed the rights offering on June 23, 2016. No fractional shares of preferred stock were issued. Of the 140,000 shares of Series A Cumulative Preferred Stock available, 105,303 shares were subscribed and of the 360,000 shares of Series B Convertible Preferred Stock available, 244,263 shares were subscribed. The total cash received, less issuance costs was approximately $7.5 million. Each shareholder exercising over-subscription rights was able to purchase all of the additional shares of preferred stock for which the shareholder subscribed. The issuance of preferred shares will also result in additional cash requirements for dividend payments. During the nine months ended June 30, 2017, an additional 34,697 shares of Series A Preferred Stock were subscribed in a private placement at $25.00 per share for a total of $867,425.

In addition, under the orders of the NYPSC, including the Order Adopting Terms of Joint Proposal and Establishing Gas Rate Plan issued June 15, 2017 in Case 16-G-0369, the Gas Company’s cost of capital is based on an equity-to-debt ratio of 48%/52%. If additional equity (beyond internally generated cash) is required for the Gas Company to maintain that ratio when issuing new debt, the Holding Company, as the sole shareholder of the Gas Company, is the only source of such equity. Prior to the formation of the Holding Company in 2013, the Gas Company had financed its own operating, capital and other liquidity requirements through a combination of internally generated cash, short- and long-term debt and equity from sales of its securities. Since then, the Gas Company has relied on internally generated cash and short- and long-term debt.

The Holding Company’s internally generated cash from operating activities consists of net income, adjusted for non-cash expenses, and changes in operating assets and liabilities. Non-cash items include depreciation and amortization; gain on investment and deferred income taxes. Over or under-recovered gas costs significantly impact cash flow. In addition, there are significant year-to-year changes in regulatory assets that impact cash flow. The Holding Company’s cash flow is seasonal. Cash expenditures are the highest in the summer and fall months when Corning refills gas storage and conducts its construction programs. Pike cash flow is less seasonal than Corning. Our cash receipts are highest during the heating season.

During the quarter ending June 30, 2017, the Gas Company’s rates were governed by two sets of NYPSC rate orders. For the first two months of the quarter (April and May 2017), the Extension Joint Proposal, approved on October 19, 2015, controlled. The Extension Joint Proposal extended for two years, with certain modifications, the Joint Proposal for a three-year rate plan in Case 11-G-0280, approved by the NYPSC on April 20, 2012 (the “2012 Joint Proposal”). Except as modified by the Extension Joint Proposal, the terms of the 2012 Joint Proposal were to continue in effect and the delivery rates established by the 2012 Joint Proposal were to continue in effect through April 30, 2017. The Extension Joint Proposal provided for the Gas Company to establish a “Safety and Reliability” customer surcharge on its customers to recover certain carrying costs on approved infrastructure improvements for the period of the extension. The Extension Joint Proposal also resolved a property tax issue and requires the Gas Company to return to customers a “Gas System Benefit Charge” over-collection (a regulatory liability of the Gas Company) over a three year period. In addition, the Extension Joint Proposal reduced the 2012 Joint Proposal’s Return on Equity (“ROE”) threshold for the commencement of sharing by customers of excess earnings, from 9.5% to 9.0%, thereby increasing the opportunity for customer sharing at various ROE levels above that threshold. The Safety and Reliability Charge permitted the Gas Company to collect approximately $466,000 in the first twelve months (May 1, 2015 through April 30, 2016), and approximately $575,000 in the second twelve months (May 1, 2016 through April 30, 2017), of the extended Gas Rate Plan, for a total of approximately $1,041,000. Due to the timing of the NYPSC order adopting the Extension Joint Proposal, the collection period was condensed and started November 1, 2015. The return of the Gas System Benefit Charge over-collection and elimination of its prospective collection (a regulatory liability) partially offset the collections on the Safety and Reliability Charge, resulting in a total cash flow increase of approximately $426,000.

Rates for the third month of the quarter (June 2017) are governed by the 2017 Joint Proposal approved by the NYPSC on June 15, 2017, described above in Note 10 – Rate Case. Although the NYPSC decision was not issued until after the June 1, 2017 commencement of the first Rate Year of the rate plan, the 2017 Joint Proposal provided that each of the Gas Company and its customers would be placed in the same position in which they would have been if the new rates had gone into effect as of June 1, 2017. Any resulting revenue adjustments in favor of the Gas Company are deferred for future recovery, with interest.

On April 13, 2016, the Gas Company filed a petition in Case 16-G-0204 with the NYPSC, to defer leak repair and survey costs over and above the amounts permitted to be recovered in rates for 2015. See Note 10 – Rate Cases for additional information.

Capital expenditures are the principal use of internally generated cash flow. The 2012, 2015 and 2017 rate orders by the NYPSC are premised on estimated capital expenditures to upgrade our distribution system of approximately $5.0-6.0 million in 2016 and 2017.  To fund capital expenditures, the Gas Company needs to draw on both operating cash and new debt and/or equity. In fiscal year 2017 to date, the Gas Company has spent approximately $1.5 million on projects and safety-related infrastructure improvements. This, in conjunction with our growth projects, creates liquidity pressure on the Gas Company. We anticipate that our aggressive capital construction program will continue to require the Gas Company to raise new debt and/or the Holding Company to raise equity.

Cash flows from financing activities of the Holding Company and its subsidiaries consist of repayment of long-term debt, new long-term borrowing, borrowings and repayments under our lines-of-credit, quarterly dividends paid and equity issuances. For the Gas Company’s operations, it has an $8.0 million revolving line of credit with M&T Bank. Interest is a variable rate determined by the Gas Company’s funded debt to EBITDA ratio calculated ninety days after the end of each quarter added to the daily LIBOR rate with no additional collateral or covenants beyond those included in the M&T Bank term notes. See Note 3 - Financing Activities of the notes to the consolidated financial statements above for further information. The amount outstanding under this line on June 30, 2017 was approximately $3.9 million with an interest rate of 3.6%. The Gas Company was in compliance with all of its loan covenants as of June 30, 2017.

The Gas Company and Pike had approximately $31.9 million in long term debt outstanding including current year installments as of June 30, 2017. The Gas Company and Pike repaid $9.2 million in the first nine months of fiscal 2017, which includes repayment of $3.2 million of Pike long term debt, and $6.6 million repayment is consistent with the requirements of our debt instruments.

During this quarter, we mainly injected gas into storage and as of June 30, 2017, had a balance of $878,881 worth of gas in storage. During the next quarter, the Gas Company will also be injecting gas into storage to have sufficient gas to supply customers for the winter season.

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

The Gas Company may incur short-term debt without separate NYPSC approval, so long as such debt is consistent with its overall financing plan. On January 27, 2016, the Gas Company also entered into an agreement with M&T Bank for a revolving line of credit of $8.0 million. The Gas Company drew substantially all of the line of credit on January 27, 2016 to repay the previous line of credit with Community Bank. The amount outstanding under this line at June 30, 2017 was $3.9 million with an interest rate of 3.6%.

Each of the M&T Bank loans bears interest at a variable rate determined by the Gas Company’s funded debt to EBITDA (earnings before interest, income taxes, depreciation and amortization) ratio calculated ninety days after the end of each quarter added to the daily LIBOR rate. On June 30, 2017, the interest rate was 3.6%. The Gas Company relies heavily on its line of credit to finance the purchase of gas that is placed in storage.

As of June 30, 2017, we believe that cash flow from operating activities and borrowings under our lines of credit will not be sufficient to satisfy our working capital and debt service requirements over the next twelve months. We believe new debt and proceeds from equity will be required to satisfy our capital expenditures to finance our internal growth needs for the next twelve months.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Regulatory Matters

Holding Company

On April 11, 2016, the Gas Company filed a petition in Case 16-G-0200 with the NYPSC, seeking a declaratory ruling that Public Service Law Section 70(4), which pertains to the acquisition of more than 10% of the voting capital stock of a gas corporation, does not apply to the exercise of rights to convert the 4.8% Series B Convertible Preferred Stock (see Note 9 – Preferred Stock for additional information) to common stock of the Holding Company, or that, if that section is applicable at all to the Holding Company, there is no need for NYPSC approval under the statute because the relevant subscription rights are to be issued pro-rata to existing shareholders, thereby limiting the potential changes in relative ownership concentration that are the focus of Section 70(4). In the alternative, if the NYPSC determines that the statute applies to the conversion of preferred shares to common shares in the Holding Company, the Holding Company requested that the NYPSC approve such acquisition of common shares by shareholders of the Holding Company whose ownership interests exceed 10 % of the Holding Company’s stock. On August 1, 2016, the NYPSC issued an order in Case 16-G-0200. Although the NYPSC declined to issue the requested declaratory ruling that Public Service Law 70(4) is inapplicable, the NYPSC approved the exercise of conversion rights on the Series B Convertible Preferred Stock by our three holders of 10% or more of our common stock. The three holders, our President Michael German, funds controlled or with investments managed by Mario Gabelli, and the Article 6 Marital Trust under the First Amended and Restated Jerry Zucker Revocable Trust, reported on filings with the U.S. Securities and Exchange Commission that they acquired 57,936, 73,398 and 0 shares of our Series B Convertible Preferred Stock, respectively. There can be no assurance that any of such shares will actually be converted into our common stock.

The Holding Company’s primary business, through its subsidiaries Corning Gas and Pike, are regulated by the NYPSC and the Pennsylvania Public Utility Commission (“PAPUC”), among other agencies.

Gas Company

As described above under Note 10 – Rate Case and under “Liquidity and Capital Resources,” the Gas Company’s rates during the quarter were governed through May 31, 2017 by the 2012 Joint Proposal, as extended in 2015 by the Extension Joint Proposal, and by the 2017 Joint Proposal for the period commencing June 1, 2017.

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

On April 13, 2016, the Gas Company filed a petition in Case 16-G-0204 with the NYPSC, to defer leak repair and survey costs over and above the amounts permitted to be recovered in rates for 2015. In this petition, we requested that the incremental cost of $349,547 together with the associated income tax effect, be deferred and recovered in a manner to be established in future rate proceedings. The Gas Company has recognized this deferral in the quarter ended March 31, 2016. The Gas Company cannot forecast when the NYSPSC will act on this petition.

On June 13, 2017, the Gas Company filed a petition with the NYPSC for authority under Section 69 of the Public Service Law to issue long-term indebtedness in the aggregate amount of $44,064,353. The proceeds of this transaction are to be used principally (a) to refund short-term indebtedness and refinance 75% of variable cost debt to fixed rate debt per the 2017 Joint Proposal in Case 16-G-0369 (b) to fund NYPSC-mandated system safety and reliability measures, including replacement of older pipe and regulator stations; and (c) to fund expansion of gas service within the Gas Company's service area where residents currently use other fuels. The Company expects NYPSC approval no later than the fourth quarter of 2017.

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

Accounting for the Compressor Station

The Gas Company bought an $11 million compressor station and $2.1 million pipeline from a local producer for two dollars in fiscal year 2011. Although the Gas Company has effectively new plant with an original cost of $13.1 million, only two dollars was recognized on the Balance Sheet in accordance with the Uniform System of Accounts (313.2) which states that in the case of gas plant contributed to the utility, gas plant accounts shall be charged only with such expenses, if any, incurred by the utility.

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

Cautionary Statement Regarding Forward-Looking Statements

This report contains statements which, to the extent they are not recitations of historical facts, constitute "forward-looking statements" within the meaning of the Securities Litigation Reform Act of 1995 (Reform Act). The words "estimate", "project", "anticipate", "expect", "intend", "believe", "could" and similar expressions are intended to identify forward-looking statements. All such forward-looking statements are intended to be subject to the safe harbor protection provided by the Reform Act. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be achieved. As forward looking statements, these statements involve risks, uncertainties and other factors that could cause actual results to differ materially from the expected results. Accordingly, actual results may differ materially from those expressed in any forward looking statements. Factors that could cause results to differ materially from our management's expectations include, but are not limited to, those listed under Item 1A - "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended September 30, 2016, in addition to:

*	our ability to successfully raise cash for operations by issuing debt and equity
*	our ability to successfully negotiate new supply agreements for natural gas and electric as they expire, on terms favorable to us, or at all,
*	the effect on our operations of any action by the NYPSC, with respect to Corning Gas or PAPUC, with respect to our joint venture interest in Leatherstocking Gas and Pike,
*	the effect of any litigation,
*	the effect on our operations of unexpected changes in any other applicable legal or regulatory requirements,
*	the amount of natural gas produced and directed through our pipeline by producers,
*	our ability to obtain additional equity or debt financing to fund our capital expenditure plans and for general corporate purposes,
*	our successful completion of various capital projects and the use of pipelines, compressor stations and storage by customers and counterparties at levels consistent with our expectations,
*	our successful integration of Pike County Light & Power into our current operations,
*	our ability to retain the services of our senior executives and other key employees,
*	our vulnerability to adverse economic and industry conditions generally and particularly the effect of those conditions on our major customers,
*	the effect of any leaks in our transportation and delivery pipelines, and
*	competition to our gas transportation business from other pipelines.

Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update any forward-looking statement in light of new information or future events.

Item 4 - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2017, the Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. Based upon the Company’s evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2017.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that was conducted during the last fiscal quarter for the Holding Company, the Gas Company, Pike, and the Appliance Company and the Joint Ventures, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are in the process of putting together additional controls for Pike.

PART II.

OTHER INFORMATION

Item 1. Legal Proceedings.

The Gas Company has lawsuits pending of the type incurred in the normal course of business. The Holding Company, the Gas Company and Pike expect that any potential losses will be covered by insurance, subject to deductibles, and will not have a material adverse impact on the Holding Company, the Gas Company or their operations or financial condition.

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

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit No.	Description
31.1*	Certification of the Chief Executive Officer and President pursuant to 17 CFR Section 240.13a-14
31.2*	Certification of the Chief Financial Officer and Treasurer pursuant to 17 CFR Section 240.13a-14
32.1**	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Corning Natural Gas Holding Corporation Quarterly Report on Form 10Q for the period ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language):

(i) the Consolidated Balance Sheets at June 30, 2017 and September 30, 2016,
(ii) the Consolidated Statements of Income and Comprehensive Income for the three months and nine months ended June 30, 2017 and June 30, 2016.

(iii) the Consolidated Statements of Cash Flows for the six months June 30, 2017 and June 30, 2016, and

(iv) related notes to the Condensed Consolidated Financial Statements.

* Filed herewith

** Furnished herewith

ª Management compensatory agreement

EXHIBIT INDEX

Exhibit No.	Description	Location
31.1	Certification of the Chief Executive Officer and President pursuant to 17 CFR Section 240.13a-14	Filed herewith
31.2	Certification of the Chief Financial Officer and Treasurer pursuant to 17 CFR Section 240.13a-14	Filed herewith
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101	The following materials from the Corning Natural Gas Holding Corporation Quarterly Report on Form 10Q for the period ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language):	Furnished herewith
(i) the Consolidated Balance Sheets at June 30, 2017 and September 30, 2016,
(ii) the Consolidated Statements of Income and Comprehensive Income for the three months and nine months ended June 30, 2017 and June 30, 2016.
(iii) the Consolidated Statements of Cash Flows for the nine months June 30, 2017 and June 30, 2016, and
(iv) related notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORNING NATURAL GAS HOLDING CORPORATION

Date: August 14, 2017 By: /s/ Michael I. German

Michael I. German, Chief Executive Officer and President

(Principal Executive Officer)

Date: August 14, 2017 By: /s/ Firouzeh Sarhangi

Firouzeh Sarhangi, Chief Financial Officer and Treasurer

(Principal Financial and Accounting Officer)

