Form 10-K
Corning Natural Gas Holding Corp
filed 2017-12-29
CIK 1582244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2017

OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated Filer [ ] Accelerated Filer [ ] Non-Accelerated Filer [ ] Smaller Reporting Company [X] Emerging Growth Company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company. YES [ ] NO [X]

The aggregate market value of the 1,730,514 shares of the Common Stock held by non-affiliates of the Registrant at the $20.00 average of bid and asked prices as of the last business day of registrants 10Q completed at March 31, 2017, was $34,610,280.

Number of shares of Common Stock outstanding as of the close of business on December 26, 2017: 3,004,712

DOCUMENTS INCORPORATED BY REFERENCE

In accordance with General Instruction G(3) of Form 10-K, certain information required by Part III will either be incorporated by reference to the definitive proxy statement for Corning Natural Gas Holding Corporation’s Annual Meeting of Shareholders filed within 120 days after September 30, 2017, or will be included in an amendment to this Form 10-K filed within that period.

Information contained in this Form 10-K for fiscal 2017 period which is incorporated by reference contains certain forward looking statements which may be impacted by factors beyond the control of the Company, including but not limited to natural gas supplies, regulatory actions and customer demand. As a result, actual conditions and results may differ from present expectations. See “Cautionary Statement Regarding Forward-Looking Statements” below.

Table of Contents

For the Fiscal Year Ended September 30, 2017

       Contents

	Part I

Item 1	Business	2

Item 1A	Risk Factors	3

Item 2	Properties	5

Item 3	Legal Proceedings	6

Item 4	Mine Safety Disclosures

	Part II

Item 5	Market for the Registrant's Common Equity, Related	6
	Stockholder Matters and Issuer Purchases of Equity Securities

Item 7	Management's Discussion and Analysis of Financial Condition	7
	and Results of Operations

Item 8	Financial Statements and Supplementary Data	15

Item 9	Changes In and Disagreements with Accountants on	15
	Accounting and Financial Disclosure

Item 9A	Controls and Procedures	15

Item 9B	Other Information	16

	Part III

Item 10	Directors, Executive Officers and Corporate Governance	16

Item 11	Executive Compensation	16

Item 12	Security Ownership of Certain Beneficial Owners and	16
	Management and Related Stockholder Matters

Item 13	Certain Relationships and Related Transactions, and Director	16
	Independence

Item 14	Principal Accounting Fees and Services	16

	Part IV

Item 15	Exhibits and Financial Statement Schedules	17
	Signatures

EXPLANATORY NOTE

Corning Natural Gas Holding Corporation (“Holding Company”) is a successor issuer to Corning Natural Gas Corporation (“Corning Gas or the Gas Company”) as of November 12, 2013 as a result of a share-for-share exchange, creating a holding company structure. As of November 12, 2013, the Gas Company became a wholly-owned subsidiary of Holding Company.

As used in this Form 10-K, the term “Company”, “we” or “us” refers to the consolidated companies, the terms “Gas Company” and “Corning Gas” mean Corning Natural Gas Corporation, and the term “Pike” means Pike County Light & Power Company, unless the context clearly indicates otherwise. Except as otherwise stated, the information contained in this Form 10-K is as of September 30, 2017.

PART I

ITEM 1 – BUSINESS

General

The Holding Company was incorporated in New York in July 2013 to serve as a holding company for the Gas Company and its dormant subsidiary, Corning Natural Gas Appliance Corporation (the “Appliance Company’). The Holding Company has 50% ownership interests in our joint ventures Leatherstocking Gas Company, LLC (“Leatherstocking Gas”), which includes its subsidiary, Leatherstocking Gas Development Corporation, and Leatherstocking Pipeline Company, LLC (“Leatherstocking Pipeline”). On August 31, 2016, the Company completed the stock purchase acquisition of Pike County Light & Power Company (“Pike”).

The Company’s principal executive offices are located at 330 W. William Street, Corning New York, 14830, the telephone number is (607) 936-3755, and our website is www.corninggas.com.

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

Gas and Electric Supply

Corning Gas has contracted with various sources to provide natural gas to our distribution system. The Gas Company contracts for pipeline capacity, as well as storage capacity of approximately 736,000 dekatherms (“Dth”). The Company manages its transportation and storage capacity with internal resources. Pike has contracted with Orange and Rockland Utilities, Inc. (“O&R”) to provide electricity and natural gas according to agreements for a term of three years ending September 2019.

Corning Gas secured the NYPSC-required fixed price and storage gas supply for the 2017-2018 winter season and is managing its storage and gas supply contracts following its gas supply and acquisition plan. Assuming no extraordinary conditions for the winter season, gas supply, flowing and storage, will be adequate to serve its approximately 15,000 customers.

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

Significant Customers

The Gas Company has four major customers, Corning Incorporated, New York State Electric & Gas, Bath Electric, Gas & Water Systems, and Repsol Energy North America (“Repsol”, formerly Talisman Energy USA Incorporated). Although Repsol is a significant customer, the Gas Company does not deliver gas to Repsol. Rather the Gas Company receives gas from several of Repsol’s gathering systems and wells, and transports its gas through our system. These customers accounted for approximately 19.09% of our revenues in fiscal 2017 and 18.14% in fiscal 2016. The loss of any of these customers would have an adverse or material impact on our financial results.

Employees

The Company had 65 employees as of September 30, 2017, and 59 as of September 30, 2016. Of this total, nearly half are union labor working under a union contract effective until April 2, 2018.

Competition

Historically, the competition in the Gas Company’s residential market and Pike’s gas franchise territories has been primarily from electricity for water heating and clothes drying, and to a small degree, fuel oil and propane for heating. The price of gas remains low in comparison to that of alternative fuels in our service territories and our competitive position in the residential, commercial and industrial markets continues to be strong. When we expand our distribution system to attract new customers, our principal competition is oil and propane. Natural gas enjoys a price advantage over these fuels today.

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

Regulatory Matters

As previously reported, on March 7, 2017, Corning Gas, the Staff of the N.Y. Department of Public Service, and Multiple Intervenors (which represents large industrial customers), signed and filed with the NYPSC, a Gas Rates Joint Proposal in Case 16-G-0369 (the “Joint Proposal”). On June 15, 2017, the NYPSC issued an Order Adopting Terms of Joint Proposal and Establishing Gas Rate Plan (the “June 2017 Order”) adopting the Joint Proposal without substantive modification.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Regulatory Matters” for key terms of the

Case 16-G-0369 Proposal.

Pike is operating under a rate order issued effective September 1, 2014 and extended to March 1, 2018 under the terms of our acquisition (see below under the heading “Regulatory Matters – Pike”).

Other Recent Developments

None

ITEM 1A. RISK FACTORS.

Our operations could be adversely affected by fluctuations in the price of natural gas and electricity.

Prices for natural gas are subject to volatile fluctuations in response to changes in supply and other market conditions. While these costs are usually passed on to customers of the Gas Company pursuant to natural gas adjustment clauses, and to customers of Pike through the gas rate cost and default service charges, and therefore do not pose a direct risk to earnings, we are unable to predict what effect a sharp increase in natural gas prices may have on our customers’ energy consumption or ability to pay. Higher prices to customers can lead to higher bad debt expense and customer conservation. Higher prices may also have an adverse effect on our cash flow as we are typically required to pay for our natural gas and electricity prior to receiving payments for the natural gas or electricity from our customers.

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

The demand for natural gas and electricity are directly affected by weather conditions. Significantly warmer than normal weather conditions in the winter in our service areas could reduce our earnings and cash flows as a result of lower gas sales. Cooler summer weather would result in lower electricity sales for air conditioning. Corning Gas mitigates the risk of warmer winter weather through the weather normalization and revenue decoupling clauses in our tariffs. These clauses allow the Gas Company to surcharge customers for under-recovery of revenue. Pike and Leatherstocking Gas have neither weather normalization nor revenue decoupling to mitigate the risk of warmer weather in the winter or cooler weather in the summer.

There are inherent risks associated with storing and transporting natural gas and distribution of electricity, which could cause us to incur significant financial losses.

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

We are currently expanding our operations into Pennsylvania through our Leatherstocking joint ventures and the acquisition of Pike from O&R. The growth and success of our Pennsylvania businesses will depend on our ability to integrate the operations of Pike and any other businesses we acquire. The integration of the management, personnel, operations, products, services, technologies, and facilities of any businesses that we acquire could involve unforeseen difficulties. These difficulties could disrupt our ongoing businesses, distract our management and employees, and increase our expenses, which could have a material adverse effect on our business, financial condition, and operating results.

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

The six largest holders of our common stock own approximately 60% of the outstanding stock. As a result, if any chose to act together, they would have the ability to exert substantial influence over all matters requiring approval by our shareholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. This concentration of ownership could be disadvantageous to other shareholders with differing interests from these shareholders.

Our cash flows from operations may not be sufficient to fund our capital expenditures.

We may not generate sufficient cash flows from operations to meet all of our cash needs.  As part of the Gas Company’s June 2017 Order by the NYPSC, we have estimated capital expenditures to upgrade our distribution system of approximately $6 million in fiscal year 2018 through 2020.  We also continue to have debt retirement obligations of approximately $3,000,000 per year at The Gas Company and $1,000,000 per year at Pike. Additionally, we estimate investments into Leatherstocking Gas of between $300,000 to $500,000 for fiscal years 2018 and 2019, respectively, to fund our one-half of the cost (based on ownership interest) of capital projects.

We will require additional financing which may be difficult or costly to obtain.

In order to fund our extraordinary capital expenditures, we will need to obtain additional equity and/or debt financing. The sale of additional equity securities could result in dilution to our shareholders.  The incurrence of debt would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations.  Additional financing for the Gas Company requires NYPSC approval and for Pike requires PAPUC approval. Additional financing for either company may have unacceptable terms or may not be available at all for various reasons including:

*	limits placed on us by our current lenders in our loan agreements,
*	our future results of operations, financial condition and cash flows,
*	our inability to meet our business plan,
*	lenders’ or investors’ perception of, and demand for, securities of natural gas utilities, and
*	conditions of the capital markets in which we may seek to raise funds.

If we cannot raise additional capital on acceptable terms, we may not be able to finance the expansion and mandated upgrading of our distribution system, take advantage of future opportunities or respond to competitive pressures, or respond to unanticipated capital requirements. This financing could be adversely affected by the above factors.

The Company’s profitability may be adversely affected by increased competition.

Corning Gas is in a geographical area with a number of interstate pipelines and local production sources. If a major customer decided to connect directly to either an interstate pipeline or a local producer, our earnings and revenues would decrease.

Changes to the Tax Code

In December 2017, Congress enacted, and President signed, significant changes to the federal income tax code. These changes could affect our balance sheet and income in future years. We cannot predict how the New York and Pennsylvania commissions will react to the changes in the federal tax code and whether they will change the rate we charge our customers.

ITEM 2 – PROPERTIES

Corning Gas and the Holding Company’s headquarters are located at 330 West William Street, Corning, New York. This structure is physically connected to the operations center. Leatherstocking headquarters are officially in Binghamton, New York and its operations center is located in Montrose, Pennsylvania. Pike’s headquarters and operation center are in Westfall, Pennsylvania.

The Gas Company’s pipeline system is surveyed each year as required for compliance with federal and state regulations. Any deficiencies found are corrected as mandated. Approximately 425 miles of distribution main, 15,000 services, and 86 regulating stations, along with various other properties, are owned by the Gas Company, except for one section of 10" gas main that is under long term lease. All of the property owned by the Gas Company is adequately insured and is subject to the lien of the Gas Company’s first mortgage indenture. The Leatherstocking Companies own four gate stations and approximately 16 miles of pipe in Susquehanna and Bradford Counties, Pennsylvania. Pike owns approximately 160 miles of electric distribution wire and poles and 21 miles of gas distribution pipe.

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

PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The principal market on which the Holding Company’s common stock is traded is the OTCQX Best Marketplace, under the symbol CNIG. Trading in the common stock is limited and sporadic. The following table sets forth the high and low closing sale prices as reported on the OTCQX for the Holding Company’s common stock for each quarter within the Holding Company’s last two fiscal years. Because the Holding Company’s stock is traded on the OTCQX, these quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions. The number of shareholders of record of the Holding Company’s common stock was 618 at September 30, 2017. Per share amounts for the dates presented in the table have been retroactively restated to reflect the stock split. See Note 9 in the consolidated financial statements.

MARKET PRICE - (OTCQX)

Quarter Ended	High	Low
December 31, 2015	17.14	15.85
March 31, 2016	18.50	14.50
June 30, 2016	17.50	15.35
September 30, 2016	20.69	17.34
December 31, 2016	23.75	17.55
March 31, 2017	22.50	18.50
June 30, 2017	24.00	18.48
September 30, 2017	21.25	18.35

COMMON STOCK, PREFERRED STOCK, AND DIVIDENDS

On April 27, 2017, at its regular meeting, the Company’s Board of Directors declared a 20% common stock dividend payable to holders of record of its Common Stock on May 30, 2017, payable on or about June 15, 2017. The dividend is equivalent to one share of common stock issued for each five shares of common stock outstanding. There were 498,310 shares issued. The relative number of the additional shares issued made the substance of the transaction that of a stock split effected in the form of a dividend. It was the Company’s intent to obtain wider distribution and improved marketability of the shares. In accordance with this transaction there was no adjustment to the stated par value of the common stock and the Company recorded the transaction at par value. In connection with this dividend the conversion price for the preferred shares Series B adjusted from one share of common stock to 1.2 shares. The Company has retrospectively restated the financial statements, share and per share information included in this annual report on a post-split basis.

For the fiscal year ended September 30, 2017, there were a total of 20,191 shares of common stock issued for $149,500 of services and $171,693 in connection with the DRIP (dividend reinvestment program). There were 11,025 shares issued to directors, 450 shares sold to Leatherstocking Gas, which used the shares to compensate its independent director, Carl Hayden and 8,716 shares issued to various investors under the DRIP.

Dividends on shares of common stock are accrued when declared by the board of directors. At its regular meeting on January 20, 2015, the board of directors approved an increase in the quarterly dividend to $0.145 a share. The Company paid a dividend on October 15, 2015 to shareholders of record on September 30, 2015 and on January 15, 2016 to shareholders of record on December 31, 2015. At its regular meeting on February 3, 2016, the board of directors approved an increase in the quarterly dividend to $0.15 a share. This dividend was paid to shareholders of record on March 31, 2016 on April 15, 2016 and for shareholders of record on June 30, 2016 on July 15, 2016. For the quarter ended September 30, 2016, dividends were paid on October 15, 2016 to shareholders of record on September 30, 2016 in the amount of $371,608. For the quarter ended December 31, 2016, $372,347 was accrued for dividends paid on January 15, 2017 to shareholders of record on December 31, 2016. For the quarter ended March 31, 2017, $397,997 was accrued for dividends paid on April 15, 2017 to shareholders of record on March 31, 2017. For the quarter ended June 30, 2017, $403,684 was accrued for dividends paid on July 15, 2017 to shareholders of record on June 30, 2017. For the quarter ended September 30, 2017, $403,990 was accrued for dividends paid on October 15, 2017 to shareholders of record on September 30, 2017.

Series A Cumulative Preferred Stock accrues cumulative dividends at a rate of 6.0% of the liquidation preference per share ($25.00) and are expected to be paid on or about the 14th day of April, July, October and January of each year starting October 14, 2016. For the quarter ended September 30, 2017, $78,975 was accrued for the dividend paid on October 15, 2017. Series B Convertible Preferred Stock accrues cumulative dividends at a rate of 4.8% of the liquidation preference per share ($20.75) and are expected to be paid on or about the 14th day of April, July, October and January of each year commencing October 14, 2016. For the quarter ended September 30, 2017, $61,066 was accrued for dividends paid on October 15, 2017.

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

Our key performance indicators are net income and shareholders’ equity.

	Year Ended September 30,
	2017	2016
Net income	$2,100,628	$3,121,394
Shareholders' equity	$32,342,788	$31,790,162
Shareholders' equity per weighted average share	$10.80	$10.68

In 2017, our consolidated net income was approximately $2.1 million (after Preferred A dividends and before Preferred B dividends). This was a decrease of approximately $1 million from the prior year. In 2016, we recognized a bargain purchase of $1.2 million (after tax) on the acquisition of Pike. This non-recurring income was offset in 2017 by Pike earnings of approximately $1 million (after tax). Also in 2017, we had rate case expenses and unfavorable regulatory account reconciliations that totaled nearly $900,000 after tax. Additional losses from Appliance company and Leatherstocking were approximately $120,000 after tax. These expense increases were partially offset by favorable tax reconciliations of $375,000.

As the parent of regulated utility companies, shareholders’ equity is an important performance indicator for us. The NYPSC and PAPUC allows the Gas Company and Pike to earn a reasonable return on its book equity. Therefore, shareholders’ equity is a precursor of future earnings potential. In 2017, shareholders’ equity increased approximately $552,626 due mainly to an increase in paid in capital of $321,193 and increase to retained earnings of $269,081 which represents net income for the period less dividends declared.

Other performance indicators that management tracks at the Gas Company include leak repair, main and service replacements and customer service metrics. In 2017, we invested $6.4 million in system improvement and projects, repairing 251 leaks and replacing 281 services and 11.1 miles of main. In 2016, we invested approximately $7.2 million in system improvement and projects, repairing 327 leaks and replacing 774 services and 14.6 miles of main. At Pike, we are currently implementing metrics similar to the Gas Company and using standard electric reliability metrics.

Our customer service group has implemented several changes to positively impact our customers. Beginning in 2007, customers have had the option of third party payment of their gas bill through their banking institution. We have also instituted online meter reading. Bill processing has been consolidated to shorten the time between meter readings and mailing, allowing a more direct link between the consumption of gas and the receipt by the customer of their bill. In 2015, due to our new customer information system we were able to institute on-line bill paying. Our principal customer service metric is the number of customer complaints. In 2017, the NYPSC reported 9 complaints annually against the Gas Company. In 2016, the NYSPSC recorded 8 complaints. None of these complaints were marked as major or unresolved against the Gas Company since all were resolved in a timely manner. A similar metric for recording customer complaints exists in Pennsylvania for both Leatherstocking Gas and Pike.

Earnings

Earnings on a consolidated basis were as follows:

Net income
	2017	2016
Utility net income	$2,231,803	$1,948,982
Bargain purchase	—	1,232,082
(Loss) from Joint ventures	(131,175)	(59,670)
Net income	$2,100,628	$3,121,394

Utility operating revenue
	2017	2016
Retail electric revenue:
Residential	$3,855,286	$269,058
Commercial	4,166,882	350,026
Street lights	84,073	262
Total retail electric revenue	8,106,241	619,346

Retail gas revenue:
Residential	$12,906,325	$10,657,368
Commercial	2,103,918	1,659,656
Transportation	4,188,523	3,950,962
Wholesale	1,627,027	1,638,025
Total retail gas revenue	20,825,793	17,906,011

Total retail revenue	28,932,034	18,525,357

Local production	524,510	508,395
Other utility revenues	585,623	675,494
Total revenue	$30,042,167	$19,709,246

The following tables further summarize other income on the utility revenue table above:

	2017	2016
Other gas and electric utility revenues:
Customer discounts forfeited	$113,177	$73,091
Reconnect fees	2,750	3,534
Other gas and electric revenues (see below)	463,414	591,879
Surcharges	6,282	6,990
Total other utility revenues	$585,623	$675,494

	2017	2016
Other gas and electric revenues:
Capacity release revenues	$—	$38,758
Delivery rate adjustment carrying costs	4,619	4,124
RDM amortizations net	(323,537)	20,451
Target customer reconciliation	287,676	437,493
Annual MFC reconciliations	(2,554)	(12,463)
Local production revenues	134,215	103,516
Annual DRA Reconciliation	(282,311)	—
Pole attachment billings	219,950	—
Write off non-refundable customer deposits	195,132	—
Rate case make whole adjustment	326,631	—
Regulatory deficiencies	(98,522)	—
All Other	2,115	—
	$463,414	$591,879

In 2017 our operating revenue increased by approximately $10.3 million or 52.4%. Of the $10.3 million increase, $7.5 million was from the full year impact of Pike’s electric operations. The remaining $2.8 million increase was mainly attributable to Pike gas revenues of $1.2 million and a $1.7 million increase in Corning gas revenues, offset by net other operating revenues noted in the above table.

Margin
	2017	2016
Utility Electric Revenues	$8,562,787	$620,637
Electricity Purchased	2,534,197	260,017
Margin	$6,028,590	$360,620
	70.40%	58.10%

Utility Gas Revenues	$21,479,380	$19,088,609
Natural Gas Purchased	5,348,184	3,892,687
Margin	$16,131,196	$15,195,922
	75.10%	79.61%

Our utility gas margin (the excess of utility operating revenues over the cost of natural gas purchased) increased $935,274 from 2016 to 2017. This increase was mainly attributable to Pike gas revenue offset by lower volumes sold due to warmer weather. There has been an increase of approximately $1.5 million in purchased gas costs due primarily to Pike gas purchases. The increase in purchased gas costs led to a margin percentage decrease of 4.51%. Our utility electric margin increased $5.6 million from 2016 to 2017. This increase is reflective of one full year of activity at Pike compared to one month in 2016. There was also an increase of $2.2 million in purchased electric costs. The first full year of Pike operations led to a margin percentage increase of 12.30%.

We anticipate that the cost of gas should remain relatively stable because of our access to local production and current economic and government projections. The cost of electricity should also remain relatively stable because of Pike’s supply agreement with O&R.

Operating Expenses

Operating and maintenance expenses increased $4.7 million from 2016 to 2017 mainly due to the addition of Pike operations ($3.4 million increase), one-time rate case expenses at the gas company of approximately $960,000. The gas company expenses are non-recurring. Depreciation increased by $385,480 from 2016 to 2017 due to increases to in utility plant.

Investment Income

Investment income increased by $110,351 to $212,875 in 2017 due to higher realized gains and dividends on the Company’s marketable securities.

Effective Tax Rate

There was an effective tax rate of 25% for the year ended September 30, 2017 and 25.6% for the year ended September 30, 2016. In 2016, the gain on the bargain purchase adjustment related to the purchase of Pike is included in net income but not taxable. Without the bargain purchase the effective tax rate would have been 36.2%.

Liquidity and Capital Resources

Internally generated cash from operating activities consists of net income, adjusted for non-cash expenses and changes in operating assets and liabilities. Non-cash items include depreciation and amortization, gain or loss on sale of securities and deferred income taxes. Over or under recovered gas costs significantly impact cash flow. In addition, there are significant year-to-year changes in regulatory assets that impact cash flow. Cash flows used in investing activities consist primarily of capital expenditures, investments in our joint ventures and business acquisitions. As part of the Joint Proposal approved in the June 2017 Order, we have estimated capital expenditures to upgrade our distribution system of approximately $6 million in fiscal 2018 through 2020. We expect to finance these planned capital expenditures with a combination of cash provided by operations and issuance of additional long-term debt and equity.

The earnings sharing mechanism approved by the NYPSC in the June 2017 Order provided for sharing between Corning Gas shareholders and customers of the earned return on equity (ROE) above certain levels. Under the earnings sharing mechanism, Corning Gas is allowed to retain all earnings up to and including a 9.5% ROE level, 50% of earnings above 9.5% up to and including 10%, 25% of earnings above 10% up to and including 10.5%, and 10.0% of earnings above 10.5%. We believe that these limits do not have a significant effect on our liquidity because even at those limits we have sufficient cash collected from our earnings to support operations.

Cash flows from financing activities consist of sales of Company stock, dividends paid, repayment of long-term debt, new debt and changes in the outstanding balances of our lines-of-credit. For Corning Gas, we have a revolving line of credit of $8.0 million at a variable interest rate determined by the Gas Company’s funded debt to EBITDA ratio calculated ninety days after the end of each quarter added to the daily LIBOR rate. This line expires on April 1, 2018. The amount outstanding under this line on September 30, 2017 was approximately $5.6 million with an interest rate of 4.05%. Our lender has a purchase money security interest in all our natural gas purchases utilizing funds advanced by the bank under the credit agreement and all proceeds of sale and accounts receivable from the sale of that gas. Pike also has a revolving line of credit of $2.0 million at an interest rate equal to LIBOR plus 2.75% with principal repayable on demand by the Lender. As of September 30, 2017, there was no amount outstanding on this line.

On September 30, 2017, we had $38.1 million in long term debt outstanding. We repaid $5,980,403 during fiscal year 2017 consistent with the requirements of our debt instruments and refinancing activities. On November 30, 2017, the Gas Company entered into a long-term debt agreement with M&T Bank for $29 million at a fixed rate of 4.16% with a ten year maturity. This debt replaces all of the Gas Company long term debt and is secured by all personal property of the Gas Company including, among other things, accounts, deposit accounts, general intangibles, inventory, and all fixtures, including, among other things, pipelines, easements, rights of way and compressors in the Gas Company’s distribution system. The 2017 Security Agreement contains various representations, warranties, covenants and agreements customary in security agreements and various events of default substantially similar to those in the 2017 Credit Agreement with remedies under the New York Uniform Commercial Code and the 2017 Security Agreement. This refinancing is consistent with our June 2017 NYSPSC rate order. The 2017 Term Note may be prepaid upon payment of a prepayment premium equal to the greater of 1% of the amount prepaid or the present value of the spread between the 4.16% fixed interest rate of the 2017 Term Note and the then current “market rate” based on the most recent U.S. Treasury Obligations with a term corresponding to the remaining period to the Maturity Date.

The Gas Company is responsible for managing its gas supply assets. At September 30, 2017, the Gas Company had 646,336 dekatherms at $1,382,196 in storage. As the result of these actions, we anticipate that the Gas Company will have sufficient gas to supply our customers for the 2017-2018 winter heating season. The contract with O&R should provide for sufficient electricity and natural gas to supply Pike for the 2017-2018 winter heating and summer cooling demand.

As of September 30, 2017, we believe that cash flow from operating activities and borrowings under our lines of credit will be sufficient to satisfy debt service requirements over the next twelve months. We believe new debt and proceeds from equity will be required to satisfy our capital expenditures to finance our internal growth needs for the next twelve months.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Contractual Obligations

The following tables summarize the Gas Company’s expected future contractual cash obligations as of September 30, 2017, and the twelve-month periods over which they occur.

The aggregate maturities of long-term debt for each of the five years subsequent to September 30, 2017 are as follows:
2018	$4,201,588
2019	$4,302,409
2020	$4,418,763
2021	$13,648,288
2022	$11,502,486

The estimated interest payments on the above debts are as follows:
2018	$1,213,588
2019	$1,056,249
2020	$895,559
2021	$667,898
2022	$92,722

The estimated pension plan benefit payments are as follows:
2018	$1,207,775
2019	$1,272,148
2020	$1,383,607
2021	$1,435,997
2022	$1,426,956

The projected benefit obligation of the benefit plan has been calculated based on the census and plan provisions, as well as a number of economic and demographic assumptions. The discount rate for the period ending September 30, 2017 is 4.49% and is assumed to be the rate going forward. A decrease in the discount rate of 1% could increase the projected benefit obligation by $3.0 million and an increase in the discount rate of 1% could decrease the obligation by $2.4 million. Either change would impact the estimated pension plan payment for future periods.

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

On May 8, 2017 the Gas Company entered into an agreement with M&T for a revolving line of credit of $8.0 million at a variable interest rate determined by the Gas Company’s funded debt to EBITDA ratio calculated ninety days after the end of each quarter added to the daily LIBOR rate. This line expires on April 1, 2018. The amount outstanding under this line on September 30, 2017was approximately $5.6 million with an interest rate of 4.05%. The maximum amount outstanding during the year ended September 30, 2017 was $6,436,443. Our lender has a purchase money security interest in all our natural gas purchases utilizing funds advanced by the bank under the credit agreement and all proceeds of sale and accounts receivable from the sale of that gas.

On August 31, 2016, Pike entered into an agreement with M&T for a $2.0 million revolving line of credit at an interest rate equal to LIBOR plus 2.75% with principal repayable on demand by the Lender. As of September 30, 2017, there were no amounts outstanding on this line of credit. The agreement contains various affirmative and negative covenants of Pike including, (i) a total funded debt to tangible net worth ratio of not greater than 1.4 to 1.0, (ii) a total funded debt to EBITDA ratio of not greater than 3.75 to 1.0, and (iii) a minimum cash flow overage of not less than 1.1 to 1.0, with each of the financial covenants measured quarterly based on Pike’s trailing twelve month operating performance and fiscal quarterly financial statements commencing with the period ended September 30, 2017; compliance, accounting, and financial statement requirements, and prohibitions on changes in management or control, any sale of all or substantially all of its assets, acquisitions of substantially all the asset of any other entity, or other material changes to its business, purposes, structure or operations which could materially adversely affect Pike.

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

Regulatory Matters

Holding Company

On April 11, 2016, the Holding Company filed a petition in Case 16-G-0200 with the NYPSC, seeking a declaratory ruling that Public Service Law Section 70(4), which pertains to the acquisition of more than 10 percent of the voting capital stock of a gas corporation, does not apply to the exercise of rights to convert the 4.8% Series B Convertible Preferred Stock (see Note 9 – Stockholders Equity for additional information) to common stock of the Holding Company, or that, if that section is applicable at all to the Holding Company, there is no need for NYPSC approval under the statute because the relevant subscription rights are to be issued pro-rata to existing shareholders, thereby limiting the potential changes in relative ownership concentration that are the focus of Section 70(4). In the alternative, if the NYPSC determined that the statute applies to the conversion of preferred shares to common shares in the Holding Company, the Holding Company requested that the NYPSC approve such acquisition of common shares by shareholders of the Holding Company whose ownership interests exceed 10 percent of the Holding Company’s stock. On August 1, 2016, the NYPSC issued an order in Case 16-G-0200. Although the NYPSC declined to issue the requested declaratory ruling that Public Service Law 70(4) is inapplicable, the NYPSC approved the exercise of conversion rights on a Series B Convertible Preferred Stock by our three holders of 10% or more of our common stock. The three holders, our President Michael German, funds controlled or with investments managed by Mario Gabelli, and the Article 6 Marital Trust under the First Amended and Restated Jerry Zucker Revocable Trust, reported on filings with the U.S. Securities and Exchange Commission that they acquired 57,936, 73,398 and 0 shares of our Series B Convertible Preferred Stock, respectively. There can be no assurance that any of such shares will actually be converted into our common stock.

The Holding Company’s primary business, through its subsidiaries Corning Gas and Pike, is regulated by the NYPSC and PAPUC, among other agencies.

Gas Company

On April 13, 2016, the Gas Company filed a petition in Case 16-G-0204 with the NYPSC, to defer leak repair and survey costs over and above the amounts permitted to be recovered in rates for 2015. In this petition we requested that the incremental cost of $349,547 together with the associated income tax effect, be deferred and recovered in a manner to be established in future rate proceedings. The Company recognized this deferral in the quarter ended March 31, 2016. The petition is still pending before the NYSPSC.

On June 15, 2017, the NYPSC issued an Order Adopting Terms of Joint Proposal and Establishing Gas Rate Plan (the “June 2017 Order”) adopting the Joint Proposal without substantive modification in Case16-G-0369.

As adopted by the June 2017 Order, the Joint Proposal is a comprehensive settlement extending for three consecutive Rate Years (the twelve months ending May 31, 2018, 2019 and 2020) and permits Corning Gas to increase its base rates for gas delivery service. The new base rates under the June 2017 Order, when offset by the elimination of existing surcharges at the beginning of Rate Year 1 and levelized over the three Rate Years, result in the following incremental revenue increases over the prior Rate Year: Rate Year 1 - $1,558,553, Rate Year 2 - $1,573,706, and Rate Year 3 - $1,556,594, equating to increases of approximately 6.2%, 5.9% and 5.5%, respectively, as a percentage of total delivery revenues including gas costs. The Joint Proposal, as adopted, permits a rate of return on common equity of 9.0%, and an “Earnings Sharing Mechanism” that provides for Corning Gas to retain all earnings above 9.00% up to and including 9.50%, and for customers to retain 50% of the earnings above 9.50% up to and including 10.00%, 75% of earnings above 10.00% up to and including 10.50%, and 90% of earnings above 10.50%.

The Joint Proposal provides true-ups for property taxes, pension costs, and plant additions and continues performance metrics for safety and customer satisfaction from the prior rate case. Although the stringency of certain performance measures and the amount of certain negative revenue adjustments for failure to meet specific standards are increased, the Joint Proposal, as approved by the June 2017 Order, also provides opportunities for positive revenue adjustments for exceeding applicable standards with regard to certain measures. Because the June 2017 Order approving the Joint Proposal was issued after the June 1, 2017 commencement of Rate Year 1 of the three-year rate plan and new rates will not go into effect until July 1, 2017, the 2017 Order provides for each of the Gas Company and its customers to be placed in the same position in which they would have been if the new rates had gone into effect as of June 1, 2017. Any resulting revenue adjustments in favor of the Gas Company are deferred for future recovery, with interest.

By petition dated June 13, 2017, Corning Gas requested authority under Public Service Law (PSL) §69 to issue approximately $44 million of long-term debt through December 31, 2020. In its petition, Corning Gas requested permission to refinance all or a portion of its existing loans with a ten-year fixed rate loan (Refunding Debt). In addition, the Corning Gas requested authority to issue new debt through December 31, 2020 to fund its future construction expenditures, repay short-term debt incurred to finance previous years’ construction expenditures, and to refinance its maturing debt obligations (New Debt). The NYSPSC in an order issued November 17, 2017, authorized the Corning Gas to issue up to $26 million for Refunding Debt and New Debt issuances of up to $18 million.

Pike

The acquisition of Pike was subject to the approval of the PAPUC. At its public meeting held on August 11, 2016, the PAPUC approved the Recommended Decision of the Administrative Law Judge, dated June 30, 2016, which approved the Joint Petition for Full Settlement of the Joint Application of Pike, O&R and the Company, and the Pennsylvania Office of Consumer Advocate and the Pennsylvania Officer of Small Business Advocate (the “Settlement”). The Settlement requires Pike and the Holding Company to take a variety of actions including, among a series of other matters, hiring a general manager and other staffing of Pike, which had no employees when owned by O&R, and not filing for a rate increase prior to March 1, 2018. The General Manager and several staff members were hired in 2017.

Leatherstocking Gas

On February 20, 2015, Leatherstocking Gas, pursuant to Section 68 of the PSL, filed with the NYPSC for a Certificate of Public Convenience and Necessity and for approval of, and permission to exercise, franchises previously granted in the Town of Windsor (Case 15-G-0098) and Village of Windsor (Case 15-G-0099). The Commission review of the applications is pending.

On February 27, 2015, Leatherstocking Gas, pursuant to Public Service Law Section 69, filed with the NYPSC for authority to issue long term indebtedness in the principal amount of $2,750,000 for the purpose of financing new construction in the Town and Village of Windsor. The Commission review of the application is pending.

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

Accounting for Business Combinations

The Company applies the acquisition method of accounting for business acquisitions in accordance with ASC Topic 805, Business Combinations. As an acquirer for accounting purposes, the Company estimates the fair value of assets acquired and liabilities assumed. ASC 805 requires that when fair value of the net assets acquired exceeds the purchase price, resulting in a bargain purchase of assets, the acquirer must reassess the reasonableness of the values assigned to all of the net assets acquired, liabilities assumed and consideration transferred. Purchase price allocations are subject to revision within the measurement period, not to exceed one year from the date of acquisition. Administration costs to acquire a business may include, but are not limited to, fees for accounting, legal and valuation services and are expensed as incurred in the Consolidated Statements of Comprehensive Income.

Accounting for Utility Revenue and Cost of Gas Recognition

Corning Gas records revenues from residential and commercial customers based on meters read on a cycle basis throughout each month, while certain large industrial and utility customers’ meters are read at the end of each month. Corning Gas does not accrue revenue for gas delivered but not yet billed, as the NYPSC requires that such accounting be adopted during a rate proceeding, which we have not done. Currently Corning Gas does not anticipate adopting unbilled revenue recognition nor does it believe it would have a material impact on financial results. Our tariffs contain mechanisms that provide for the recovery of the cost of gas applicable to firm customers, which includes estimates. Under these mechanisms, we periodically adjust rates to reflect increases and decreases in the cost of gas and electricity. Annually, we reconcile the difference between the total gas costs collected from customers and the cost of gas. We defer any excess or deficiency and subsequently either recover it from, or refund it to, customers over the following twelve-month period for gas. Quarterly, we reconcile the difference between electric costs collected from customers and the cost of electricity. The Default Service Charges for electricity are adjusted every quarter. To the extent estimates are inaccurate, a regulatory asset on the balance sheet is increased or decreased. Leatherstocking Gas reads all meters at the end of the month and therefore has no unbilled. Pike reads all meters at the end of the month and therefore has no longer has unbilled revenue. Those revenues are provided monthly by O&R as part of the TSA and are recognized as an unbilled revenue asset, separate from customer accounts receivable.

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

Accounting for the Compressor Station

The Gas Company bought an $11 million compressor station and $2.1 million pipeline from a local producer for two dollars in fiscal 2011. Although the Company has effectively acquired a new plant with an original cost of $13.1 million, only two dollars was recognized on the Balance Sheet in accordance with the Uniform System of Accounts (313.2) which states that in the case of gas plant contributed to the utility, gas plant accounts shall be charged only with such expenses, if any, incurred by the utility. Please see Note 1(r) of the Notes to the Consolidated Financial Statements “311 Transportation Agreement/Compressor Station” for additional information.

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

Pension and Post-Retirement Benefits

The amounts reported in our financial statements related to pension and other post-retirement benefits are determined on an actuarial basis, which requires the use of many assumptions in the calculation of such amounts. These assumptions include the discount rate, the expected return on plan assets, the rate of compensation increase and, for other post-retirement benefits, the expected annual rate of increase in per capita cost of covered medical and prescription benefits. Changes in actuarial assumptions and actuarial experience could have a material impact on the amount of our pension and post-retirement benefit costs and funding requirements. In 2016, the mortality assumption was changed to the sex-distinct RP-2014 Mortality Tables with improvements projected using Scale MP-2016 on a fully generational basis. The change in discount rate from 4.20% to 4.49% as of September 2017 decreased the benefit obligation. The net effect of changes to the assumptions and discount rate is a decrease of approximately $1.3 million to the pension benefit obligation. However, we expect to recover substantially all our net periodic pension and other post-retirement benefit costs attributed to employees in accordance with NYPSC authorization. For financial reporting purposes, the difference between the amounts of such costs as determined under applicable accounting principles is recorded as either a regulatory asset or liability.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains statements which, to the extent they are not recitations of historical facts, constitute "forward-looking statements" within the meaning of the Securities Litigation Reform Act of 1995 (Reform Act). The words "estimate", "project", "anticipate", "expect", "intend", "believe", "could" and similar expressions are intended to identify forward-looking statements. All such forward-looking statements are intended to be subject to the safe harbor protection provided by the Reform Act. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be achieved. As forward looking statements, these statements involve risks, uncertainties and other factors that could cause actual results to differ materially from the expected results. Accordingly, actual results may differ materially from those expressed in any forward looking statements. Factors that could cause results to differ materially from our management's expectations include, but are not limited to, those listed under Item 1A - "Risk Factors" of this Annual Report on Form 10-K for the fiscal year ended September 30, 2017, in addition to:

*	the effect of any interruption in our supply of natural gas or electricity or a substantial increase in the price of natural gas or electricity,
*	our ability to successfully negotiate new supply agreements for natural gas as they expire, on terms favorable to us, or at all,
*	the effect on our operations of any action by the NYPSC or PAPUC,
*	the effect of any litigation,
*	the effect on our operations of unexpected changes in any other applicable legal or regulatory requirements,
*	the amount of natural gas produced and directed through our pipeline by producers,
*	our ability to obtain additional equity or debt financing to fund our capital expenditure plans and for general corporate purposes,
*	our successful completion of various capital projects and the use of pipeline, compressor stations and storage by customers and counterparties at levels consistent with our expectations,
*	our successful integration of Pike into our current operations,
*	our ability to retain the services of our senior executives and other key employees,
*	our vulnerability to adverse general economic and industry conditions generally and particularly the effect of those conditions on our major customers,
*	the effect of any events in our transportation and delivery facilities, and
*	competition to our gas supply and transportation business from other pipelines.

Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update any forward-looking statement in light of new information or future events.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are filed with this Form 10-K:

Report of Freed Maxick CPAs, P.C., Independent Registered Public Accounting Firm

Consolidated Financial Statements:

Consolidated Balance Sheets as of September 30, 2017 and 2016

Consolidated Statements of Income for the years ended September 30, 2017 and 2016

Consolidated Statements of Comprehensive Income for the years ended September 30, 2017 and 2016

Consolidated Statements of Stockholders’ Equity for the years ended September 30, 2017 and 2016

Consolidated Statements of Cash Flows for the years ended September 30, 2017 and 2016

Notes to Consolidated Financial Statements

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2017, the Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. Based upon the Company’s evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2017.

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

The Audit Committee of our Company’s Board of Directors meets with the independent public accountants and management periodically to discuss internal controls over financial reporting and auditing and financial reporting matters. The Audit Committee reviews with the independent public accountants the scope and results of the audit effort. The Audit Committee’s Report will be reported in the Proxy Statement issued in connection with the Company’s 2018 Annual Meeting of Shareholders.

The Company’s management, including the Company’s chief executive officer and chief financial officer, assessed the effectiveness of the Company’s internal controls over financial reporting as of September 30, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework from 2013. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our internal controls over financial reporting was effective as of September 30, 2017.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that was conducted during the last fiscal quarter for the Company that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B - OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated herein by reference to the Registrant’s definitive Proxy Statement relating to its 2018 Annual Meeting of Shareholders (the "Proxy Statement"), under the captions "Board of Directors," "Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Code of Business Conduct and Ethics" or an amendment to this Annual Report in Form 10-K. The Proxy Statement, or an amendment to this Annual Report on Form 10-K containing the required information, will be filed with the SEC prior to January 28, 2018.

Based solely upon a review of Section 16(a) reports furnished to the Company pursuant to Rule 16a-3 under the Exchange Act, the Company believes that all such forms required to be filed pursuant to Section 16(a) of the Exchange Act were timely filed, as necessary, by the officers, directors and security holders required to file such forms, except that each of Messrs. German, Sleve, Cook and Miller and

Ms. Sarhangi had one late Form 4 involving one transaction.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 will be contained under the caption "Executive Compensation” in the Proxy Statement and incorporated herein by reference or an amendment to this Annual Report on Form 10-K. The Proxy Statement, or an amendment to this Annual Report on Form 10-K containing the required information, will be filed with the SEC prior to January 28, 2018.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required with respect to security ownership of certain beneficial owners will be set forth under the caption "Principal Shareholders" and "Equity Compensation Plan Information at September 30, 2017" in the Proxy Statement and incorporated herein by reference or an amendment to this Annual Report on Form 10-K. The Proxy Statement, or an amendment to this Annual Report on Form 10-K containing the required information, will be filed with the SEC prior to January 28, 2018.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 will be contained under the caption "Certain Relationships and Related Transactions" and "Director Independence" in the Proxy Statement and incorporated herein by reference or an amendment to this Annual Report on Form 10-K. The Proxy Statement, or an amendment to this Annual Report on Form 10-K containing the required information, will be filed with the SEC prior to January 28, 2018.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 will be contained under the caption "Audit Committee Report - Principal Accounting Fees and Services" in the Proxy Statement and incorporated herein by reference or an amendment to this Annual Report on Form 10-K. The Proxy

Statement, or an amendment to this Annual Report on Form 10-K containing the required information, will be filed with the SEC prior to January 28, 2018.

PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES2

(a) Financial Statement Schedules (see Item 8 Financial Statements and Supplementary Data)
(b) Exhibits

Exhibits incorporated by reference for filings made before January 1, 1995 may be found in the Company's Commission File 0-643

Exhibit No.	Description
3.1	The Holding Company’s Certificate of Incorporation, (included as Exhibit B to the Proxy Statement/Prospectus forming portion of the Form S-4)
3.3	Amended and Restated Bylaws of Corning Natural Gas Holding Corporation, effective June 2, 2014 (incorporated by reference to Exhibit 3.2 of the Holding Company's Current Report on Form 8-K dated June 2, 2014 and filed on June 3, 2014)
3.4	The Holding Company's Certificate of Amendment of the Certificate of Incorporation (included as Exhibit 3.1 of February 2016 8-K)
3.5	Certificate of Amendment to the Certificate of Incorporation of the Holding Company with respect to the number, designation, relative rights, preferences and limitations of the 6% Series A Cumulative Preferred Stock and the Series B Convertible Preferred Stock (incorporated by reference to Exhibit 10.1 of the Holding Company's Current Report on Forms 8-K, dated February 4, 2016 and filed on February 9, 2016)
3.6	The Gas Company's Restated Certificate of Incorporation (incorporated by reference to the Gas Company's Current Report on Form 8-K dated October 2, 2007)
3.7	Second Amended and Restated By-Laws if the Gas Company (incorporated by reference to Annex D to the Gas Company's Definitive Proxy Statement originally filed on April 24, 2007)
3.8	Certificate of Amendment of the Certificate of Incorporation of the Holding Company with respect to the authorized number of shares of the 6% Series A Cumulative Preferred Stock and the Series B Convertible Preferred Stock (incorporated by reference to Exhibit 10.1 of the Holding Company's Current Report on Form 8-K. dated March 30, 2016, and filed on March 31, 2016)
4.1	See Exhibits 3.1 and 3.2 for provisions in the Holding Company’s Certificate of Incorporation and By-laws defining the rights of holders of the Holding Company Common Stock
4.2*	Amended and Restated 2007 Stock Plan (incorporated by reference to Exhibit 10.2 of the Gas Company’s Current Report on Form 10-Q dated August 12, 2009)
4.3	Dividend Reinvestment Plan (filed as Exhibit 4.3 of the Holding Company’s Registration Statement on Form S-1 (No. 333-182386), originally filed with the Securities and Exchange Commission on June 28, 2012)
10.1*	Employment Agreement dated November 30, 2006 between Michael German and the Gas Company (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated November 30, 2006)
10.2*	Amended and Restated Severance Agreement effective August 18, 2006 between the Gas Company and Kenneth J. Robinson (incorporated by reference to Exhibit 10.18 of the Gas Company’s Current Report on Form 8-K dated August 14, 2006)
10.3*	First Amendment to Employment Agreement between Michael I. German and the Gas Company dated December 31, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 10-Q dated August 12, 2009)
10.4	Amended and Restated 2007 Stock Plan (incorporated by reference to Exhibit 10.2 of the Gas Company’s Current Report on Form 10-Q dated August 12, 2009)
10.13*	Form of Change of Control Agreement between the Company and Firouzeh Sarhangi, Stanley G. Sleve, Matthew J. Cook and Russell Miller dated April 17, 2012 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated April 17, 2012)
10.14*	Settlement and Release Agreement between the Gas Company and Thomas K. Barry dated December 30, 2011 (incorporated by reference to Exhibit 10.30 of the Gas Company’s Registration Statement on Form S-1 (No. 333-182386), originally filed with the Securities and Exchange Commission on June 28, 2012)
10.15	Operating Agreement of the Leatherstocking Pipeline Company, LLC (incorporated by reference to Exhibit 10.31 of The Gas Company’s Registration Statement on Form S-1 (No. 333-182386), originally filed with the Securities and Exchange Commission on June 28, 2012)
10.16	Operating Agreement of the Leatherstocking Gas Company, LLC (incorporated by reference to Exhibit 10.32 of the Gas Company’s Registration Statement on Form S-1 (No. 333-182386), originally filed with the Securities and Exchange Commission on June 28, 2012)
10.21*	Form of Restricted Stock Agreement – Officers under the Corning Natural Gas Corporation’s Amended and Restated 2007 Stock Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated December 11, 2012)
10.22*	Form of Restricted Stock Agreement - Non-employee Directors under the Corning Natural Gas Corporation’s Amended and Restated 2007 Stock Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated December 11, 2012)

10.31	Commercial Line of Credit Agreement between the Company and Community Bank N.A. (incorporated by reference to Exhibit 10.2 of the Holding Company’s Current Report on Form 8K dated March 25, 2014)
10.43	Loan Agreement between Leatherstocking Gas Company, LLC and Leatherstocking Pipeline Company, LLC and Five Star Bank dated August 28, 2014 (incorporated by reference to Exhibit 10.1 of the September 2014 8-K)
10.44	Line of Credit Note between Leatherstocking Gas Company, LLC and Five Star Bank dated August 28, 2014 (incorporated by reference the Exhibit 10.2 of the September 2014 8-K)
10.45	General Security Agreement between Leatherstocking Gas Company, LLC and Five Star Bank dated August 27, 2014 (incorporated by reference to Exhibit 10.3 of the September 2014 8-K)
10.46	General Security Agreement between Leatherstocking Pipeline Company, LLC and Five Star Bank dated August 27, 2014 (incorporated by reference to Exhibit 10.4 of the September 2014 8-K)
10.47	Unlimited Continuing Guarantee between Leatherstocking Pipeline, LLC and Five Star Bank dated August 27, 2014 (incorporated by reference to Exhibit 10.5 of the September 2014 8-K)
10.48	Pledge and Security Agreement between Corning Natural Gas Holding Corporation and Mirabito Regulated Industries, LLC with Five Star Bank dated August 27, 2014 (incorporated by reference to Exhibit 10.6 of the September 2014 8-K)
10.49	Pledge and Security Agreement between Corning Natural Gas Holding Corporation and Mirabito Regulated Industries, LLC with Five Star Bank dated August 27, 2014 (incorporated by reference to Exhibit 10.7of the September 2014 8-K)
10.51	Loan Agreement between Leatherstocking Gas Company, LLC and Leatherstocking Pipeline Company, LLC and Five Star Bank dated October 19, 2015 (incorporated by reference to Exhibit 10.1 of the October 2015 8-K)
10.52	Line of Credit Note between Leatherstocking Gas Company, LLC and Five Star Bank dated October 19, 2015 (incorporated by reference the Exhibit 10.2 of the October 2015 8-K)
10.53	General Security Agreement between Leatherstocking Gas Company, LLC and Five Star Bank dated October 13, 2015 (incorporated by reference to Exhibit 10.3 of the October 2015 8-K)
10.54	General Security Agreement between Leatherstocking Pipeline Company, LLC and Five Star Bank dated October 14, 2015 (incorporated by reference to Exhibit 10.4 of the October 2015 8-K)
10.55	Unlimited Continuing Guarantee between Leatherstocking Pipeline, LLC and Five Star Bank dated October 14, 2015 (incorporated by reference to Exhibit 10.5 of the October 2015 8-K)
10.56	Stock Purchase Agreement between the Holding Company and Orange and Rockland Utilities, Inc. dated October 13, 2015 (incorporated by reference to Exhibit 10.56 of the September 2015 10K)
10.57	Credit Agreement between the Gas Company and Manufacturers and Traders Trust Company, dated January 27, 2016 (incorporated by reference to Exhibit 10.1 of January 2016 8-K)
10.58	Term Note between the Gas Company and Manufacturers and Traders Trust Company, dated January 27, 2016 (incorporated by reference to Exhibit 10.1 of January 2016 8-K)
10.59	LIBOR Rate Rider to Term Note between the Gas Company and Manufacturers and Traders Trust Company, dated January 27, 2016 (incorporated by reference to Exhibit 10.1 of January 2016 8-K)
10.60	Daily Adjusting Revolving Line Note between the Gas Company and Manufacturers and Traders Trust Company, dated January 27, 2016 (incorporated by reference to Exhibit 10.1 of January 2016 8-K)

10.61	Multiple Disbursement Term Note between the Gas Company and Manufacturers and Traders Trust Company, dated January 27, 2016 (incorporated by reference to Exhibit 10.1 of January 2016 8-K)
10.62	LIBOR Rate Rider to Multiple Disbursement Term Note between the Gas Company and Manufacturers and Traders Trust Company, dated January 27, 2016 (incorporated by reference to Exhibit 10.1 of January 2016 8-K)
10.63	General Security Agreement between the Gas Company and Manufacturers and Traders Trust Company, dated January 27, 2016 (incorporated by reference to Exhibit 10.1 of January 2016 8-K)
10.64	Credit Agreement between the Gas Company and M&T Bank dated January 27, 2016 (incorporated by reference to Exhibit 10.1 of the February 2016 8-K)
10.65	Term Note between the Gas Company and M&T Bank, dated January 27, 2016, in the principal amount of $17,400,000 (incorporated by reference to Exhibit10.2 of the February 2016 8-K)
10.66	LIBOR Rate Rider to $17,400,000 Term Note (incorporated by reference to Exhibit 10.3 of the February 2016 8-K)
10.67	Daily Adjusting Revolving Line Note between the Gas Company and M&T Bank, dated January 27, 2016, (incorporated by reference to Exhibit 10.4 of the February 2016 8-K)
10.68	Multiple Disbursement Term Note from the Gas Company to M&T Bank in maximum principal amount of $4,200,000 dated January 27, 2016 (incorporated by reference to Exhibit 10.5 of the February 2016 8-K)
10.69	LIBOR Rate Rider to $4,200,000 Multiple Disbursement Term Note (incorporated by reference to Exhibit 10.6 of the February 2016 8-K)
10.70	General Security Agreement between the Gas Company and M&T Bank, dated January 27, 2016, (incorporated by reference to Exhibit 10.7 of the February 2016 8-K)
10.71	Line of Credit/Term Note between Leatherstocking Gas (Borrower), Leatherstocking Pipeline (Guarantor) and Five Star Bank, dated July 11, 2016 (incorporated by reference to Exhibit 10.1 of the June 2016 10-Q)
10.72	Loan Agreement between Leatherstocking Gas (Borrower) and Leatherstocking Pipeline (Guarantor) and Five Star Bank, dated July 11, 2016 (incorporated by reference to Exhibit 10.2 of the June 2016 10-Q)
10.73	General Security Agreement between Leatherstocking Gas and Five Star Bank dated July 11, 2016 (incorporated by reference to Exhibit 10.3 of the June 2016 10-Q)
10.74	General Security Agreement between Leatherstocking Pipeline and Five Star Bank dated July 11, 2016 (incorporated by reference to Exhibit 10.4 of the June 2016 10-Q)
10.75	Credit Agreement, dated August 31, 2016, between Pike County Light & Power Company and M&T Bank (incorporated by reference to Exhibit 10.1 of the September 2016 8-K)
10.76	Term Note, dated August 31, 2016, between Pike County Light & Power Company and M&T Bank in the principal amount of $12,000,000 (incorporated by reference to Exhibit 10.2 on the September 2016 8-K)
10.77	Daily Adjusting LIBOR Revolving Line Note, dated August 31, 2016, between Pike County Light & Power Company and M&T Bank in the maximum principal amount of $2,000,000 (incorporated by reference to Exhibit 10.3 on the September 2016 8-K
10.78	General Security Agreement, dated August 31, 2016, from Pike County Light & Power Company to M&T Bank (incorporated by reference to Exhibit 10.4 on the September 2016 8-K)
10.79	Continuing Guaranty, dated August 31, 2016, from Corning Natural Gas Holding Corporation to M&T Bank with respect to the obligations of Pike County Light & Power Company to M&T Bank (incorporated by reference to Exhibit 10.5 on the September 2016 8-K)
10.80	Credit Agreement, dated August 31, 2016, between Corning Natural Gas Company and M&T Bank (incorporated by reference to Exhibit 10.6 of the September 2016 8-K)
10.81	Multiple Disbursement Term Note, dated August 31, 2016, from Corning Natural Gas Corporation to M&T Bank in the maximum principal amount of $4,200,000 (incorporated by reference to Exhibit 10.7 of the September 2016 8-K)
10.82	LIBOR Rate Rider to $4,200,000 Multiple Disbursement Term Note (incorporated by reference to Exhibit 10.8 of the September 2016 8-K)
10.83	General Security Agreement, dated August 31, 2016, from Corning Natural Gas Corporation to M&T Bank (incorporated by reference to Exhibit 10.9 of the September 2016 8-K)
10.84	Amended and Restated Credit Agreement, dated November 30,2017 between Corning Natural Gas Company and M&T Bank (incorporated by reference to Exhibit 10.1 of the Holding Company’s current report on Form 8-K dated December 6, 2017 (the “December 2017 8-K”)
10.85	Replacement Term Note, dated November 30, 2017, from Corning Natural Gas Company to M&T in the initial principal amount of $29,000,000, with Prepayment Premium Rider, (incorporated by reference to Exhibit 10.2 of the December 2017 8-K)
10.86	Amended and Restated General Security Agreement, dated November 30, 2017 from Corning Natural Gas and M&T Bank (incorporated by reference to Exhibit 10.3 of the December 2017 8-K)
21**	Subsidiaries of the Holding Company
23.1**	Consent of Freed Maxick CPA's, P.C.
31.1**	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act - Michael I. German
31.2**	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act - Firouzeh Sarhangi
32.1***	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
101***	The following materials from the Corning Natural Gas Corporation Annual Report on Form 10-K for the period ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language):
(i) the Condensed Consolidated Balance Sheets at September 30, 2017 and 2016
(ii) the Condensed Consolidated Statements of Income and Comprehensive Income for the years ended
September 30, 2017 and 2016
(iii) the Condensed Consolidated Statements of Stockholders' Equity for the years ended
September 30, 2017 and 2016
(iv) the Condensed Consolidated Statements of Cash Flows for the years ended September 30, 2017 and 2016
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

CORNING NATURAL GAS HOLDING CORPORATION

Date: December 29, 2017	/s/ Michael I. German
Michael I. German
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 29, 2017	/s/ Firouzeh Sarhangi
Firouzeh Sarhangi, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Date: December 29, 2017	/s/ Michael I. German
Michael I. German, President and Chief Executive Officer and Director
(Principal Executive Officer)

Date: December 29, 2017	/s/Henry B. Cook
Henry B. Cook, Chairman of the Board of Directors

Date: December 29, 2017	/s/Ted W. Gibson
Ted W. Gibson, Director

Date: December 29, 2017	/s/Robert B. Johnston
Robert B. Johnston, Director

Date: December 29, 2017	/s/Joseph P. Mirabito
Joseph P. Mirabito, Director

Date: December 29, 2017	/s/William Mirabito
William Mirabito, Director

Date: December 29, 2017	/s/George J. Welch
George J. Welch, Director

Date: December 29, 2017	/s/ John B. Williamson III
John B. Williamson III, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Corning Natural Gas Holding Corporation

Corning, New York

We have audited the accompanying consolidated balance sheets of Corning Natural Gas Holding Corporation and subsidiaries (collectively, the “Company”) as of September 30, 2017 and 2016, respectively, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the fiscal years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2017 and 2016, and the results of their operations and their cash flows for the fiscal years then ended, in conformity with accounting principles generally accepted in the United States.

/s/ Freed Maxick CPAs, P.C.

Rochester, NY

December 29, 2017

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets as of September 30, 2017 and September 30, 2016

Assets	2017	2016

Plant:
Property, plant and equipment	$106,976,488	$100,550,221
Less: accumulated depreciation	(24,840,560)	(22,718,488)
Total Property, plant and equipment, net	82,135,928	77,831,733

Investments:
Marketable securities available-for-sale at fair value	2,212,548	2,220,098
Investment in joint ventures	2,707,406	2,583,581
	4,919,954	4,803,679
Current assets:
Cash and cash equivalents	442,930	3,808,968
Customer accounts receivable, (net of allowance for
uncollectible accounts of $50,311 and $30,417, respectively)	2,729,875	3,437,893
Other accounts receivable	583,176	1,220,600
Related party receivables	90,533	172,476
Gas stored underground, at average cost	1,382,196	903,007
Materials and supplies inventory	1,336,857	1,409,207
Prepaid expenses	1,449,588	1,295,751
Total current assets	8,015,155	12,247,902

Regulatory and other assets:
Regulatory assets:
Unrecovered electric and gas costs	1,273,132	441,303
Deferred regulatory costs	3,513,105	4,554,850
Deferred pension	5,774,901	6,763,456
Other	728,235	811,096
Total deferred debits and other assets	11,289,373	12,570,705

Total assets	$106,360,410	$107,454,019

See accompanying notes to consolidated financial statements.

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets as of September 30, 2017 and September 30, 2016

	2017	2016
Liabilities and capitalization:

Long-term debt, less current installments	$33,871,946	$31,295,781
Less: debt issuance costs	(188,039)	(126,421)
Total long-term debt	33,683,907	31,169,360

Redeemable preferred stock - Series A	5,158,870	2,500,311
(Authorized 210,600 shares issued and outstanding:
210,600 shares at September 30, 2017 and 105,303 shares at September 30, 2016, less debt issuance costs of $112,880 and $132,214)

Current liabilities:
Current portion of long-term debt	4,201,588	5,558,156
Borrowings under lines-of-credit and short-term debt	5,569,418	8,181,499
Accounts payable	2,140,058	3,379,023
Accrued expenses	490,292	651,744
Customer deposits and accrued interest	1,277,528	1,654,684
Dividends declared	465,056	434,383
Current income taxes	210,438	10,000
Total current liabilities	14,354,378	19,869,489

Deferred credits and other liabilities:
Deferred income taxes	6,785,440	6,461,619
Deferred compensation	1,443,729	1,453,782
Pension costs and post-retirement benefits	7,528,430	8,881,730
Other	126,067	407,252
Total deferred credits and other liabilities	15,883,666	17,204,383

Commitments and contingencies (see Note 15)	—	—

Temporary equity:
Redeemable preferred stock - Series B
(Authorized 360,000 shares issued and outstanding
244,263 shares at September 30, 2017 and 2016)	4,936,801	4,920,314

Stockholders' equity:
Common stock ($.01 par value per share.	29,948	29,746
Authorized 3,500,000 shares. Issued and outstanding 2,994,797 shares at September 30, 2017 and 2,974,606 at September 30, 2016)
Other paid-in capital	27,084,467	26,763,476
Retained earnings	5,170,855	4,901,774
Accumulated other comprehensive loss	57,518	95,166
Total stockholders' equity	32,342,788	31,790,162

Total liabilities and capitalization	$106,360,410	$107,454,019

See accompanying notes to consolidated financial statements

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income as of September 30, 2017 and September 30, 2016

	2017	2016
Utility operating revenues
Gas operating revenues	$21,479,380	$19,088,609
Electric operating revenues	8,562,787	620,637
Total utility operating revenues	30,042,167	19,709,246

Cost of sales
Natural gas purchased	5,348,184	3,892,687
Electricity purchased	2,534,197	260,017
Total cost of sales	7,882,381	4,152,704

Gross margin	22,159,786	15,556,542

Cost and expense
Operating and maintenance expense	12,357,913	7,637,109
Taxes other than income taxes	2,628,509	1,959,854
Depreciation	2,143,084	1,757,604
Other deductions, net	489,059	442,544
Total costs and expenses	17,618,565	11,797,111

Utility operating income	4,541,221	3,759,431

Other income and (expense)
Interest expense	(1,895,170)	(903,307)
Other income and (expense)	24,372	18,248
Investment income	212,875	102,524
Bargain purchase	—	1,232,082
(Loss) from joint ventures	(131,175)	(59,670)
Rental income	48,552	48,552

Net income, before income taxes	2,800,675	4,197,860

Income tax expense, current	101,500	10,000
Income tax expense, deferred	598,547	1,066,466
Total income tax expense	(700,047)	(1,076,466)

Net income	2,100,628	3,121,394
Less Preferred B Dividends	244,019	62,776
Net income attributable to common shareholders	1,856,609	3,058,618

Weighted average earnings per share-
basic:	$0.62	$1.03
diluted:	$0.62	$1.02

Average shares outstanding - basic	2,986,153	2,964,205
Average shares outstanding - diluted	2,986,153	3,061,910

Consolidated Statements of Comprehensive Income
As of September 30, 2017, and September 30, 2016
	2017	2016
Net income	$2,100,628	$3,121,394
Other comprehensive income (loss)
Net unrealized gain (loss) on securities available for sale
net of tax of ($25,099) and $46,220, respectively	(37,648)	66,237
Total other comprehensive income (loss)	(37,648)	66,237

Total comprehensive income	$2,062,980	$3,187,631

See accompanying notes to consolidated financial statements

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity

					Accumulated
			Additional		Other
	Number of	Common	Paid in	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Income	Total
Balances at September 30, 2015	2,939,042	$29,390	$26,357,475	$3,312,638	$28,929	$29,728,432

Issuance of common stock	35,564	356	406,001	—	—	406,357
Dividends declared on common	—	—	—	(1,469,482)	—	(1,469,482)
Dividends declared on Preferred B
Shares		—	—	(62,776)	—	(62,776)

Comprehensive income:
Change in unrealized gain on
securities available for sale, net of
income taxes		—	—	—	66,237	66,237
Net income		—	—	3,121,394	—	3,121,394
Balances at September 30, 2016	2,974,606	$29,746	$26,763,476	$4,901,774	$95,166	$31,790,162

Issuance of common stock	20,191	202	320,991	—		321,193
Dividends declared on common	—	—	—	(1,587,284)		(1,587,284)

Dividends declared on Preferred B Shares	—	—	—	(244,263)		(244,263)

Comprehensive income:
Change in unrealized gain on
securities available for sale, net of
income taxes	—	—	—	—	(37,648)	(37,648)
Net income	—	—	—	2,100,628		2,100,628
Balances at September 30, 2017	2,994,797	$29,948	$27,084,467	$5,170,855	$57,518	$32,342,788

See accompanying notes to consolidated financial statements

CORNING NATURAL GAS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For Years Ended September 30, 2017 and September 30, 2016
	2017	2016
Cash flows from operating activities:
Net income	$2,100,628	$3,121,394
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	2,143,084	1,757,604
Amortization of debt issuance cost	107,044	84,133
Bargain purchase gain	—	(1,232,082)
Non-cash pension expenses	838,932	929,321
Regulatory asset amortizations	818,152	356,658
Stock issued for services	149,510	129,833
(Gain) on sale of marketable securities	(179,496)	(62,994)
Deferred income taxes	598,547	1,066,466
Bad debt expense	53,357	68,561
Loss on joint ventures	131,175	59,670

Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	567,531	(947,703)
Gas stored underground	(479,189)	279,948
Materials and supplies inventories	72,350	(93,852)
Prepaid expenses	(153,837)	(152,157)
Unrecovered gas costs	(328,968)	(681,514)
Deferred regulatory costs	(129,694)	(437,322)
Other	—	(307,226)
Increase (decrease) in:
Accounts payable	(1,238,965)	836,961
Accrued expenses	(161,452)	229,097
Customer deposits and accrued interest	(377,156)	187,858
Deferred compensation	(10,053)	(38,706)
Deferred pension costs & post-retirement benefits	(1,353,300)	(1,027,688)
Other liabilities and deferred credits	(216,313)	(1,005,310)
Net cash provided by operating activities	2,951,887	3,120,950

Cash flows from investing activities:
Net sale (purchase) of securities available-for-sale	62,550	(95,508)
Amount received from (paid to) related parties	81,943	353,444
Investment in joint ventures	(255,000)	(350,000)
Acquisition of Pike County Light & Power Company, net of cash acquired	724,544	(15,310,184)
Capital expenditures	(6,447,279)	(7,504,955)
Net cash (used in) investing activities	(5,833,242)	(22,907,203)

Cash flows from financing activities:
Proceeds under lines-of-credit	387,919	3,377,900
Debt issuance costs	(80,000)	(136,326)
Cash received from sale of common stock	—	125,392
Cash received from sale of Series A preferred stock,
net of issuance costs	2,639,175	2,557,916
Cash received from sale of Series B preferred stock,
net of issuance costs	—	4,920,314
Dividends paid	(1,651,374)	(1,301,671)
Proceeds under long-term debt	4,200,000	14,740,412
Repayment of long-term debt	(5,980,403)	(764,005)
Net cash (used in) provided by financing activities	(484,683)	23,519,932
Net increase (decrease) increase in cash	(3,366,038)	3,733,679
Cash and cash equivalents at beginning of period	3,808,968	75,289
Cash and cash equivalents at end of period	$442,930	$3,808,968

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,815,070	$902,161
Income taxes	$200,085	$197,889
Non-cash financing activities:
Dividends paid with shares	$171,693	$151,131
Number of shares issued for dividends	8,716	11,444
Debt assumed as part of Pike acquisition	—	$3,200,000

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies

The Corning Natural Gas Holding Corporation’s (the “Holding Company”) primary business, through its subsidiaries, Corning Natural Gas Corporation (“Corning Gas” or “Gas Company”) and Pike County Light & Power Company (“Pike”), is natural gas and electric distribution. Corning Gas provides gas on a commodity and transportation basis to its customers in the Southern Tier of New York State. Pike provides electric and gas service to customers in Pike County, Pennsylvania. As used in these notes, the term “the Company” refers to the consolidated operations of the Holding Company, the Gas Company and its dormant subsidiary Corning Natural Gas Appliance Corporation (the “Appliance Company’), and Pike. The Company follows the Uniform System of Accounts prescribed by the Public Service Commission of the State of New York (NYPSC) which has jurisdiction over and sets rates for New York State gas distribution companies and the Pennsylvania Public Utility Commission (“PAPUC”) which has jurisdiction over and sets rates for Pennsylvania gas and electric distribution companies. The Company’s regulated operations meet the criteria to and, accordingly, follow the accounting and reporting of the Financial Accounting Standard Board (“FASB”) ASC 980 “Regulated Operations”. The Company’s consolidated financial statements contain the use of estimates and assumptions for reporting certain assets, liabilities, revenue and expenses and actual results could differ from the estimates. The more significant accounting policies of the Company are summarized below.

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

(c) Depreciation

The Company provides for depreciation for accounting purposes using a straight-line method based on the estimated economic lives of property and equipment as determined by the current rate plan based on the latest depreciation study. The depreciation rate used for Corning Gas utility plant, expressed as an annual percentage of depreciable property, was 2.0% and 1.7% for of the years ended September 30, 2017 and 2016, respectively. The NYPSC allows the Gas Company recovery in revenues to offset costs of building certain projects. At the time utility properties are retired, cost of removal less any salvage are charged to accumulated depreciation.

The depreciation rate used for Pike, expressed as an annual percentage of depreciable property, was 2.1% and 3.5% for of the years ended September 30, 2017 and 2016, respectively. Pike also charges cost of removal less any salvage are charged to accumulated depreciation.

(d) Accounting for Impairment

FASB ASC 360-10-15, “Accounting for the Impairment or Disposal of Long-Lived Assets” establishes accounting standards to account for the impairment of long-lived assets, and certain identifiable intangibles. Under FASB ASC 360-10-15, the Company reviews assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. FASB ASC 360-10-15 also requires that a rate regulated enterprise recognize an impairment when regulatory assets are no longer probable of recovery. No impairment losses were incurred for the years ended September 30, 2017 and 2016.

(e) Marketable Securities

Marketable securities, which are intended to fund the Gas Company’s deferred compensation plan obligations, are classified as available for sale. Such securities are reported at fair value based on quoted market prices, with unrealized gains and losses, net of the related income tax effect, excluded from income, and reported as a component of accumulated other comprehensive income in stockholders’ equity until realized. The cost of securities sold was determined using the specific identification method. For all investments in the unrealized loss position, none have been in an unrealized loss position for more than 12 months. None are other than temporary impairments based on management’s analysis of available market research. In 2017 and 2016, the Gas Company sold equity securities for realized gains included in earnings of $179,496 and $62,994, respectively.

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

The Company has determined the fair value of certain assets through application of FASB ASC 820 “Fair Value Measurements and Disclosures”.

Fair value of assets and liabilities measured on a recurring basis at September 30, 2017 and 2016 are as follows:

	Fair Value	Quoted Prices In Active Markets for Identical Assets/Liabilities (Level 1)	Level 2	Level 3
September 30, 2017
Available-for-sale securities	$2,212,548	$2,212,548	$—	$—

September 30, 2016
Available-for-sale securities	$2,220,098	$2,220,098	$—	$—

Financial assets and liabilities valued using level 1 inputs are based on unadjusted quoted market prices within active markets.

The pension assets in Note 12 are valued using level 1 inputs.

(g) Cash and Cash Equivalents

Cash and cash equivalents include time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less. Cash and cash equivalents at financial institutions may periodically exceed federally insured limits.

(h) Accounts Receivable

Accounts receivable are stated net of an allowance for doubtful accounts. The Company estimates the allowance based on its analysis of specific balances, taking into consideration the age of past due accounts and relying on rules and guidelines established by the NYPSC and PAPUC regarding customer disconnects. Under the terms of the Transitional Service Agreement (“TSA”) signed as part of the Pike acquisition from Orange & Rockland Utilities, Inc. (“O&R”), O&R billed Pike customers for twelve months after closing. In September of 2017 the Gas Company took over the billing function.

(i) Gas Stored Underground

Gas stored underground is carried at an average unit cost method as prescribed by the NYPSC. Pike does not have any gas storage.

(j) Materials and Supplies Inventories

Materials and supplies inventories are stated at the lower of cost or market, cost being determined on an average unit price basis.

(k) Debt Issuance Costs

In April 2015, the FASB issued new accounting guidance on the presentation of debt issuance costs. The new guidance requires that debt issuance costs presented as a direct deduction from the associate debt. We adopted this guidance on October 1, 2016. The debt issuance costs were reclassified to the liabilities on the balance sheet. The net amount as of September 30, 2017 and September 30, 2016 was $385,273 and $412,264, respectively. Costs associated with the issuance of debt by the Company are amortized over the lives of the related debt. A portion of these costs are included in Deferred Regulatory Costs.

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

(m) Revenue and Cost of Sales

The Gas Company records revenues from residential and commercial customers based on meters read on a cyclical basis throughout each month, while certain large industrial and utility customers’ meters are read at the end of each month. Several meters are read at the end of each month to calculate local production revenues. The Gas Company does not accrue revenue for gas delivered but not yet billed, as the NYPSC requires that such accounting must be adopted during a rate proceeding which the Gas Company has not done. The Gas Company, as part of its currently effective rate plan, has a weather normalization clause as protection against severe weather fluctuations. This affects space heating customers and is activated when degree days are 2.2% greater or less than the 30-year average. As a result, the effect on revenue fluctuations of weather related gas sales is somewhat moderated.

Pike recognizes revenues for electric and gas service on a monthly billing cycle basis. Pike does accrue for gas and electricity delivered. Pike does not have a weather normalization clause as protection against severe weather.

In addition to weather normalization, starting in September 2009, the Gas Company implemented a revenue decoupling mechanism (RDM). The RDM reconciles actual delivery service revenues to allowed delivery service revenues (which are based on the annual customer and volume forecasts in the last rate case) for certain residential customers. The Gas Company will refund or surcharge customers for differences between actual and allowed revenues. The shortfall or excess after the annual reconciliation will be surcharged or refunded to customers over a twelve-month period starting September 1st each year. Pike does not have a revenue decoupling mechanism as part of their rate structure.

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

(o) Revenue Taxes

The Gas Company collects state revenue taxes on residential delivery rates. The amount included in Revenue and Taxes other than Federal Income Taxes was $236,697 and $215,711 in 2017 and 2016, respectively. Pike collects state taxes on total revenue. The amount collected in 2017 was $542,277. The amount included in the financial statements were immaterial for one month of activity in 2016.

(p) Stock Based Compensation

The Holding Company accounts for stock based awards in accordance with FASB ASC 718. The Holding Company awards restricted shares as compensation to our directors.  The shares awarded become unrestricted upon a director leaving the board.  Directors who also serve as officers of Corning Gas are not compensated for their service as directors. Since these shares are restricted, in recording compensation expense, the expense incurred is 25% less than the closing price of the stock on the day the stock was awarded. Prior to the stock split, Directors were awarded 375 shares each quarter. After June 2017, each director was awarded 450 shares for each quarter served. During the years ending September 30, 2017 and 2016 the company issued 11,025 and 10,500 shares, respectively, as stock based compensation and recorded related expense of $149,500 and $129,833, respectively.

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

For the fiscal year 2017, the impact of Preferred B shares on earnings per share was determined to be anti-dilutive. For the fiscal year 2016, the net additional common stock equivalents had a $0.02 per share effect on the calculation of the dilutive earnings per share. The net income and average shares outstanding used to compute basic and diluted earnings per share for the years ended September 30, 2017 and September 30, 2016 are as follows:

	2017	2016
Net income attributable to common shareholders	$1,856,609	$3,058,618
Add Preferred B Dividends	244,019	62,776
Net income	$2,100,628	$3,121,394

Average shares outstanding - basic	2,986,153	2,964,205
Effect of dilutive stock options	—	—
Effect of Preferred B Shares	—	97,705
Average shares outstanding - diluted	2,986,153	3,061,910

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

(s) Collective Bargaining Agreement

The Company had 65 employees as of September 30, 2017, and 59 as of September 30, 2016. Of this total, nearly half are members of the International Brotherhood of Electrical Workers Local 139 labor union working under an agreement effective until April 2, 2018.

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

In January 2016, the FASB issued Accounting Standards Update No. 2016-01 (ASU 2016-01) "Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." ASU 2016-01 amends various aspects of the recognition, measurement, presentation, and disclosure for financial instruments. ASU 2016-01 will impact the disclosure and presentation of financial assets and liabilities. Upon adoption, unrealized gains and losses on marketable securities will be recorded through earnings rather than accumulated other comprehensive income. ASU 2016-01 is effective for annual reporting periods, and interim periods within those years beginning after December 15, 2017. Early adoption by public entities is permitted only for certain provisions. We are currently in the process of evaluating the impact of the adoption of this standard on our consolidated financial statements.

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

(3) Property, Plant and Equipment

The following table summarizes fixed assets included in Property, plant and equipment on the Holding Company’s Consolidated Balance Sheet at September 30, 2017 and 2016:

	2017	2016
Utility Plant	$27,106,793	$26,617,766
Poles & Line	11,981,447	10,618,080
Pipeline	48,119,674	44,440,597
Structures	7,193,846	7,158,817
Land	1,786,319	1,709,977
Construction Work in Progress	3,494,649	3,809,312
All Other	7,293,760	6,195,672
	$106,976,488	$100,550,221

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

(4) Marketable Securities

A summary of the marketable securities at September 30, 2017 and 2016 is as follows:

	Cost Basis	Unrealized Gain	Unrealized Loss	Market Value
2017
Cash and equivalents	$262,150	—	—	262,150
Metlife stock value	40,377	—	—	40,377
Government and agency bonds	288,431	—	3,134	285,297
Corporate bonds	194,597	—	3,681	190,916
Mutual funds	24,382	678	—	25,060
Holding Company Preferred A Stock	572,875	—	—	572,875
Equity securities	733,068	102,805	—	835,873
Total securities	$2,115,880	$103,483	$6,815	$2,212,548

2016
Cash and equivalents	$53,408	—	—	53,408
Metlife stock value	51,185	—	—	51,185
Government and agency bonds	392,969	4,859	—	397,828
Corporate bonds	283,655	—	2,983	280,672
Mutual funds	43,624	—	4,206	39,418
Holding Company Preferred A Stock	197,875	—	—	197,875
Equity securities	1,035,809	163,903	—	1,199,712
Total securities	$2,058,525	$168,762	$7,189	$2,220,098

The government and agency bonds have contractual maturity dates between June 30, 2018 and August 15, 2024. The contractual maturity dates for the corporate bonds are from April 15, 2018 to May 1, 2023.

(5) Regulatory Matters

Below is a summary of the Gas Company’s and Pike’s regulatory assets as of September 30, 2017 and 2016:

	2017	2016
Unrecovered gas and electric costs	$1,273,132	$441,303
Deferred regulatory costs	3,513,105	4,554,850
Deferred pension costs	5,774,901	6,763,456
Total regulatory assets	$10,561,138	$11,759,609

Unrecovered gas costs arise from an annual reconciliation of certain gas revenue and costs (as described in Note 1) and are recoverable in customer rates in the year following the reconciliation.

The following table summarizes regulatory costs at September 30, 2017 and 2016:

	2017	2016
Deferred rate case costs	$443,474	$992,109
Deferred rate case reconciliations	3,069,631	3,562,741
Total	$3,513,105	$4,554,850

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

In fiscal year 2015 the Gas Company determined that it met the criteria to record the minimum pension liability as a regulatory asset in accordance with ASC 980-715-25-5. As a result of this change in estimate, amounts previously recorded as Accumulated OCI, net of tax has been recorded as regulatory assets in the current year in accordance with ASC 980-715-25-8, as well as a related deferred tax liability. The amount of the regulatory asset was $4,851,550 as of September 30, 2017 and $6,297,895 as of September 30, 2016. For periods after the fiscal year ended September 30, 2015, there will be no change to OCI because of the change in estimate. Factors considered included: (1) consistent recovery of the pension costs on an accrual basis historically and in the current rate case, (2) no indication of expected changes to recovery, and (3) the existence of a reconciliation process to track the recovery of these costs. For these reasons management determined the Gas Company met the criteria as set forth in ASC 980-725-25-5.

Also included in pension costs and post-retirement benefits is approximately $923,351 and $465,561 for 2017 and 2016, respectively, for regulatory assets and (liabilities) related to pension and post-retirement costs. These amounts include both amounts approved to be amortized in the previous rate case and amounts being accumulated for the next rate case.

Although the Company expects to recover the cost of its regulatory assets, it does not earn a return on them. The Company expects that regulatory assets other than deferred unrecovered gas costs and deferred pension costs related to minimum pension liability will be fully recoverable from customers by the end of its next rate case.

(6) Long-term Debt

Long-term debt, including the current portion, was as follows at September 30, 2017 and 2016:

	2017	2016

Vehicle loans - variable interest rate ranging from 4.37% to 5%	30,678	53,937
Note Payable - variable calculated quarterly with monthly installments through January 2022	15,742,857	17,400,000
Note Payable - variable calculated quarterly with monthly installments through January 2021	3,800,000	4,200,000
Bond Payable - 7.07% paid semiannually with principal due October 2018	—	3,200,000
Note Payable - variable calculated quarterly with monthly installments through January 2021	4,200,000	—
Demand Note Payable – Refinanced after Year End	3,000,000	—
Note Payable - variable calculated quarterly with monthly installments through September 2021	11,300,000	12,000,000
Total long-term debt	$38,073,535	$36,853,937
Less current installments	4,201,588	5,558,156
Long-term debt less current installments	$33,871,947	$31,295,781

The aggregate maturities of long-term debt for each of the five years subsequent to September 30, 2017 are as follows:

2018	$4,201,588
2019	$4,302,409
2020	$4,418,763
2021	$13,648,289
2022	$11,502,486

On November 30, 2017, the Gas Company entered into a long-term debt agreement with M&T Bank for $29 million at a fixed rate of 4.16% with a ten year maturity. This debt replaces all of the Gas Company long term debt and a $3,000,000 demand note payable that was presented as long term debt as of September 30, 2017. This debt is secured by all personal property of the Gas Company including, among other things, accounts, deposit accounts, general intangibles, inventory, and all fixtures, including, among other things, pipelines, easements, rights of way and compressors in the Gas Company’s distribution system. The 2017 Security Agreement contains various representations, warranties, covenants and agreements customary in security agreements and various events of default substantially similar to those in the 2017 Credit Agreement with remedies under the New York Uniform Commercial Code and the 2017 Security Agreement. This refinancing is consistent with our June 2017 NYSPSC rate order. The 2017 Term Note may be prepaid upon payment of a prepayment premium equal to the greater of 1% of the amount prepaid or the present value of the spread between the 4.16% fixed interest rate of the 2017 Term Note and the then current “market rate” based on the most recent U.S. Treasury Obligations with a term corresponding to the remaining period to the Maturity Date.

In the fourth quarter, the company borrowed $3.0 million under an unsecured short term demand note from M&T Bank. The interest on the note was set at the prime rate. The note was paid off under the November 30, 2017 long-term debt agreement with M&T Bank detailed in the previous note.

On January 27, 2016, we entered into an agreement with Manufacturers and Traders Trust Company (“M&T”) in the amount of $17.4 million to consolidate all previous term debt into one loan. As collateral, the Gas Company granted M&T a security interest in all utility property, including plant and equipment, contract rights, easements and rights of way of the Gas Company. The agreement includes the following covenants to be measured quarterly: (i) maintain a ratio of total funded debt to EBITDA (earnings before interest, income taxes, depreciation and amortizations) of not greater than 3.75 to 1.0 and (ii) maintain cash flow coverage of not less than 1.1 to 1.0 based on the Company’s trailing twelve-month operating performance and fiscal operating statements. The interest rate is a variable rate determined by the Gas Company’s funded debt to EBITDA ratio calculated ninety days after the end of each quarter added to the daily LIBOR rate. The interest rate as of September 30, 2017 is 4.05%. This note was due as interest only for the first year. Beginning in February 2017, fifty-nine-equal monthly principal payments of $207,143 are due, along with the variable accrued interest. In the sixtieth month there will be a final payment due equal to all outstanding principal and interest. Only the difference between the amount of the note and the long-term debt refinanced by the note has been recognized as a cash item on the Consolidated Statements of Cash Flow. The Gas Company will owe a pre-payment penalty on payment of unpaid principal made in advance of the maturity date and must give at least a three-day notice prior to the payment. This note was paid in full as part of the November 30, 2017 financing.

Also on January 27, 2016, the Gas Company entered into an agreement with M&T in the amount of $4.2 million for a multiple disbursement note to refinance seventy percent of the NYPSC mandated 2015 construction projects with no additional collateral pledged. All amounts have been borrowed as of March 31, 2016. A NYPSC capital expenditure tracker report was required to receive any advances on this note. Interest will be a variable rate determined by the Gas Company’s funded debt to EBITDA ratio calculated ninety days after the end of each quarter added to the daily LIBOR rate. Until the first-rate adjustment on March 31, 2016, the rate was 2.4%. This rate continued at April 1, 2016 and was 3.2% at September 30, 2016. Interest only will be due for the first twelve months then will convert to a term loan payable in forty-seven equal payments based on a seven-year amortization schedule with a final payment of all outstanding principal and interest due. Since this note replaced a $4.2 million short term note, it has not been recognized as a financing activity on the Consolidated Statements of Cash Flow. The Gas Company will owe a pre-payment penalty on payment of unpaid principal made in advance of the maturity date and must give at least a three-day notice prior to the payment. This note was paid in full as part of the November 30, 2017 long term debt financing agreement with M&T Bank.

The Gas Company entered into an additional $4.2 million Multiple Disbursement Term Note with M&T on August 31, 2016 which permitted draws from time to time in accordance with its terms until December 31, 2016 at which time amounts outstanding under the note payable in 56 monthly installments of principal, based on a 7-year amortization schedule, with all unpaid principal and interest payable in full on August 31, 2021. Interest on the amounts outstanding under the note is based on a spread over LIBOR which varies from 1.9% to 2.8% based on the ratio of the Gas Company’s total funded debt to EBITDA (the “Leverage Ratio”) with the spread set at 3.1% until September 30, 2016. If the Leverage Ratio is less than or equal to 2.0, the interest rate is LIBOR plus 1.9%; if the Leverage Ratio is greater than 2.0 but less than or equal to 2.5, the interest rate is LIBOR plus 2.2%; if the Leverage Ratio is greater than 2.5 but less than or equal to 3.0, the interest rate is LIBOR plus 2.5%; and if the Leverage Ratio is greater than 3.0, the interest rate is LIBOR plus 2.8%. The obligations of the Gas Company to M&T are secured under an additional general security agreement covering the Gas Company’s tangible and intangible rights in its gas distribution system, personal property and other assets. The Gas Company will owe a pre-payment penalty on payment of unpaid principal made in advance of the maturity date and must give at least a three day notice prior to the payment. The first draw on this note was $3.0 million on October 5, 2016. This note was paid in full as part of the November 30, 2017 financing.

On August 31, 2016, the Holding Company’s newly acquired, wholly-owned subsidiary Pike had outstanding $3.2 million in outstanding First Mortgage Bonds, 7.07% Series C Due 2018 (the “Pike Bonds”) issued pursuant to the Indenture of Mortgage and Deed of Trust, between Pike and Deutsche Bank as trustee (as successor to Bankers Trust Company) (the “Trustee”), as amended by the First Supplemental Indenture, dated as of August 15, 1990 and the Second Supplemental Indenture, dated as of October 1, 1998 (collectively, the “Indenture”). The Pike Bonds bear interest at 7.1% payable on the first day of each April and October and the principal amount of $3.2 million is due and payable on October 1, 2018. The Holding Company caused Pike to call the Pike Bonds for redemption as of October 2, 2016, at the 100.372% of outstanding principal amount plus accrued and unpaid interest to the redemption date. Substantially all of the real property and tangible personal property of Pike is subject to the lien of the Indenture. The Indenture contains various covenants of Pike, including maintaining the assets of Pike which are secured under the Indenture free of other liens subject to certain “Permitted Encumbrances” and other liens, including liens expressly junior to the lien of the Indenture. Other covenants in the Indenture include obligations of Pike to pay taxes, maintain and repair its properties, maintain insurance, and to not pay dividends or make repurchases or distributions on its common stock except from its “Net Income” as defined in the Indenture plus $105,000 subject to certain exceptions. In addition, Pike covenants in the Indenture not to sell or lease its property, pay management fees to its parent entity, or create funded debt, in each case subject to exceptions. The Pike Bonds were repaid on October 3, 2016.

On August 31, 2016, Pike entered into a Credit Agreement with M&T in the amount of $12.0 million. The Credit Agreement contains various affirmative and negative covenants of Pike including, (i) a total funded debt to tangible net worth ratio of not greater than 1.4 to 1.0, (ii) a total funded debt to EBITDA ratio of not greater than 3.75 to 1.0, and (iii) a minimum cash flow overage of not less than 1.1 to 1.0, with each of the financial covenants measured quarterly based on Pike’s trailing twelve month operating performance and fiscal quarterly financial statements commencing with the period ended September 30, 2017; compliance, accounting, and financial statement requirements, and prohibitions on changes in management or control, any sale of all or substantially all of its assets, acquisitions of substantially all the asset of any other entity, or other material changes to its business, purposes, structure or operations which could materially adversely affect Pike. The note bears interest at 3.0% above one-month LIBOR, adjusting daily, payable monthly commencing September 30, 2016. Principal on the note is payable commencing March 31, 2017 (after six-months of interest only payments), with 53 consecutive monthly payments of $100,000 each due on the last day of each month, with the unpaid principal and any unpaid interest due and payable in full on August 31, 2021. The proceeds of the note were used to pay a portion of the purchase price of its capital stock purchase of Pike. Pike will owe a pre-payment penalty on payment of unpaid principal made in advance of the maturity date and must give at least a three-day notice prior to the payment.

The Gas Company and Pike are in compliance with all of their loan covenants as of September 30, 2017.

(7) Lines of Credit and Short Term Debt

On January 27, 2016, the Gas Company entered into an agreement with M&T for a revolving line of credit of $8.0 million at a variable interest rate determined by the Gas Company’s funded debt to EBITDA ratio calculated ninety days after the end of each quarter added to the daily LIBOR rate. This line expires on April 1, 2018. The amount outstanding under this line on September 30, 2017 was approximately $5.6 million with an interest rate of 4.05%. The maximum amount outstanding during the year ended September 30, 2017 was $8.0 million. Our lender has a purchase money security interest in all our natural gas purchases utilizing funds advanced by the bank under the credit agreement and all proceeds of sale and accounts receivable from the sale of that gas.

On August 31, 2016, Pike also entered into an agreement with M&T for a $2.0 million revolving line of credit at an interest rate equal to LIBOR plus 2.75% with principal repayable on demand by M&T. There was no amount outstanding on this line of credit as of September 30, 2017. The agreement contains various affirmative and negative covenants of Pike including, (i) a total funded debt to tangible net worth ratio of not greater than 1.4 to 1.0, (ii) a total funded debt to EBITDA ratio of not greater than 3.75 to 1.0, and (iii) a minimum cash flow overage of not less than 1.1 to 1.0, with each of the financial covenants measured quarterly based on Pike’s trailing twelve month operating performance and fiscal quarterly financial statements commencing with the period ended September 30, 2017; compliance, accounting, and financial statement requirements, and prohibitions on changes in management or control, any sale of all or substantially all of its assets, acquisitions of substantially all the asset of any other entity, or other material changes to its business, purposes, structure or operations which could materially adversely affect Pike.

On November 30, 2017, the Gas Company entered into a long-term debt agreement with M&T for $29 million at a fixed rate of 4.16% with a ten-year maturity. The long term debt agreement included a $3.0 million demand note payable which was presented as long term debt at September 30, 2017.

(8) Preferred Stock

The Holding Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission with respect to a subscription rights offering to its stockholders to issue up to approximately $11.0 million in preferred stock. The subscription rights were distributed on a one-for-one basis to stockholders of record as of April 14, 2016 and expired on June 20, 2016. The Form S-1 covered 2,468,961 subscription rights for the purchase of up to 140,000 shares of 6% Series A Cumulative Preferred Stock and up to 360,000 shares of 4.8% Series B Convertible Preferred Stock. Each subscription right entitled the holder to purchase either: (i) one-eighth share of the 6% Series A Cumulative Preferred Stock, par value $0.01 per share, for $25.00 per share, or (ii) one-sixth share of the 4.8% Series B Convertible Preferred Stock, par value $0.01 per share, for $20.75 per share, which is convertible in accordance with its terms into one share of common stock, subject to adjustment. Of the 140,000 shares of Series A Cumulative Preferred Stock available, 105,303 shares were subscribed and of the 360,000 shares of Series B Convertible Preferred Stock available, 244,263 shares were subscribed. Each shareholder exercising over-subscription rights was able to purchase all of the additional shares of Preferred Stock for which the shareholder subscribed. During the year ended September 30, 2016 the Holding Company received approximately $7.7 million less issuance costs of approximately $225,000 for net proceeds of approximately $7.5 million, of which approximately $197,000 of the Series A Preferred Stock proceeds was received from the Company’s Rabbi Trust investment. During the year ended September 30, 2017 the Holding Company received approximately $2.6 million less issuance costs of approximately $112,800 for net proceeds of approximately $2.5 million, of which approximately $375,000 of the Series A Preferred Stock proceeds was received from the Company’s Rabbi Trust investment.

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

In accordance with ASC 480, because of the mandatory redemption feature, Series A Cumulative Preferred Stock is treated as liability. The issuance costs are treated as debt issuance costs and will be amortized over the life of the instrument and a direct reduction of the Preferred A shares on the balance sheet. Debt issuance costs were $112,880 and $132,214 in 2017 and 2016, respectively. Future dividends will be recorded as interest expense. Dividends began to accrue July 1, 2016. For the quarter ended September 30, 2016, $40,542 was accrued as interest expense and paid on October 15, 2016 to shareholders of record on September 30, 2016. For the quarter ended September 30, 2017, $78,975 was accrued for dividends paid on October 15, 2017 to shareholders of record on September 30, 2017. Preferred A dividends recorded as interest expense for the year ended September 30, 2017 were approximately $210,000.

Series B Convertible Preferred Stock accrues cumulative dividends at a rate of 4.8% of the liquidation preference per share ($20.75) and are expected to be paid on or about the 14th day of April, July, October and January of each year commencing October 14, 2016. The dates of record for the dividends, if any, will be March 31, June 30, September 30 and December 31, immediately preceding the relevant dividend payment date. At any time and from time to time after issuance, the shares of Series B Convertible Preferred Stock are convertible, in whole or in part, at the option of the holder into shares of common stock at the rate of one (1) share of our common stock for each one (1) share of Series B Convertible Preferred Stock, subject to adjustment for standard anti-dilution adjustments such as stock dividends or stock distributions; subdivisions or combinations of our common stock; and certain tender or exchange offers by us or one of our subsidiaries for our common stock, in each case subject to certain exceptions. In the event a holder of shares of the Series B Convertible Preferred Stock elects to convert any shares of Series B Convertible Preferred Stock that would result in such shareholder owning more than 10% of the capital stock of the Gas Company under the provisions of Section 70 of the New York Public Service Law, that holder would be unable to exercise the conversion right without prior consent of the NYPSC. The Holding Company will not pay any cash to a holder in respect of such conversion or otherwise settle any such conversion in cash, other than the right of the holder to receive payment in lieu of any fraction of a share in exchange therefor. The NYPSC approved the exercise of conversion rights on any Series B Convertible Preferred Stock by our three existing shareholders of 10% or more of our common stock. In accordance with the stock split in Note 9 the conversion price of the preferred B shares is now 1 share into 1.2 shares of common stock.

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

In accordance with ASC 480, Series B Cumulative Preferred Stock is not considered mandatorily redeemable as a result of the conversion feature presenting a contingency related to the redemption dates. Accordingly, this is not considered a liability. However, as a result of the decision related to conversion and not reaching redemption resting with the holder, this instrument has been classified as temporary equity in accordance with ASC 480. Upon conversion, the instrument would be reclassified as permanent equity. Dividends will be recorded each period in the consolidated statement of changes in stockholders’ equity and began to accrue July 1, 2016. For the quarter ended September 30, 2016, $62,776 was accrued for dividends paid on October 15, 2016 to shareholders of record on September 30, 2016. The Company determined that bifurcation of the embedded conversion option feature was not required. The issuance costs of approximately $150,000 reduce the initial proceeds and will be accreted until redemption or conversion.

On August 18, 2017, Corning Natural Gas Holding Corporation (the “Company”) complete private placement of 70,600 shares of its 6% Series A Cumulative Preferred Stock (“Series A Preferred Stock”) at $25.00 per share and raised aggregate gross cash proceeds of $1,765,000. The private placement was completed pursuant to the terms of a series of purchase agreements, dated as of August 18, 2017 (each a “Purchase Agreement”), by and between the Company and certain accredited shareholders of the Company under its shareholders’ right offering. The Purchase Agreements contain customary representations and warranties of the Company and each purchaser. No underwriting discounts or commissions were paid in connection with the private placement. The Company intends to use the net proceeds from the private placement for working capital and other general corporate purposes.

(9) Stockholders Equity

For the fiscal year ended September 30, 2016, there were a total of 35,564 shares of common stock issued for $125,392 of cash, $129,833 of services and $151,131 of DRIP (dividend reinvestment program). There were 12,600 shares issued to directors, 720 shares sold to Leatherstocking Gas, which used the shares to compensate its independent director, Carl Hayden, 11,444 shares issued to various investors under the DRIP and 10,800 options exercised.

For the fiscal year ended September 30, 2017, there were a total of 20,191 shares of common stock issued for $149,500 of services and $171,693 in connection with the DRIP (dividend reinvestment program). There were 11,025 shares issued to directors, 450 shares sold to Leatherstocking Gas, which used the shares to compensate its independent director, Carl Hayden and 8,716 shares issued to various investors under the DRIP.

Dividends on shares of common stock are accrued when declared by the board of directors. There was a dividend paid on October 15, 2015 to shareholders of record on September 30, 2015 and on January 15, 2016 to shareholders of record on December 31, 2015. At its regular meeting on February 3, 2016, the board of directors approved an increase in the quarterly dividend to $.15 a share. This dividend was paid to shareholders of record on March 31, 2016 on April 15, 2016, and for shareholders of record on June 30, 2016 on July 15, 2016. For the quarter ended September 30, 2016, dividends were paid on October 15, 2016 to common stock shareholders of record as of September 30, 2016. For the quarter ended September 30, 2017, $403,990 was accrued for dividends paid on October 15, 2017 to common stock shareholders of record on September 30, 2017. Total dividends for the year ended September 30, 2017 were $1,587,284.

On April 27, 2017, at its regular meeting, the Company’s Board of Directors declared a 20% common stock dividend payable to holders of record of its Common Stock on May 30, 2017, payable on or about June 15, 2017. The dividend was equivalent to one share of common stock issued for each five shares of common stock outstanding. There were 498,310 shares issued. The relative size of the additional shares issued made the substance of the transaction that of a stock split effected in the form of a dividend. It was the Company’s intent to obtain wider distribution and improved marketability of the shares. In accordance with this transaction there was no adjustment to the stated par value of the common stock and the Company recorded the transaction at par value. In connection with this dividend the conversion price for the preferred shares Series B was adjusted from one share of common stock to 1.2 shares. The Company has retrospectively restated the financial statements, share and per share information included in this annual report on a post-split basis.

(10) Investment in Joint Ventures

The Holding Company has an interest in Leatherstocking Gas and Leatherstocking Pipeline, each of which is a joint venture with Mirabito Regulated Industries, LLC, accounted for by the equity method. Leatherstocking Gas is currently moving forward on expansions to several areas in the northeast. The Holding Company and Mirabito Regulated Industries, LLC each own 50% of the joint venture and each appoints three managers to operate Leatherstocking Gas. The seventh manager is a neutral manager agreed to by the Holding Company and Mirabito Regulated Industries, LLC who is not an officer, director, or employee of either company, currently Carl T. Hayden. The current managers are Joseph P. Mirabito, John J. Mirabito and William Mirabito from Mirabito Regulated Industries, LLC; Matthew J. Cook, Michael I. German and Russell S. Miller from the Holding Company; and Carl T. Hayden as the neutral manager. Michael I. German is the Chief Executive Officer and President of the Holding Company and is also a stockholder and current board member of the Holding Company. Joseph P. Mirabito and William Mirabito are stockholders and current board members of the Holding Company. Leatherstocking Gas has received franchises from the Village and Town of Sidney, Village and Town of Bainbridge, Village and Town of Windsor, Village and Town of Unadilla, and Village and Town of Delhi in New York. Leatherstocking Gas’ petitions for authority to exercise its franchises in the Town and Village of Windsor are currently pending before the NYPSC. In addition, Leatherstocking Gas has acquired sixteen franchises in Susquehanna and Bradford Counties, Pennsylvania. Leatherstocking Gas has met with potential customers and public officials, as well as attended public hearings, and believes there is interest in acquiring gas service. On July 25, 2013, Leatherstocking Gas signed a loan agreement with Five Star Bank for $1.5 million to finance construction in Bridgewater, Pennsylvania. This agreement increased to $1.8 million before converting to a long-term note. Construction in the Township of Bridgewater began in July 2013 and Leatherstocking Gas began serving customers in October 2013. Construction of the Borough of Montrose system started in the spring of 2014 and construction started in the Township of Dimock in November 2014. Leatherstocking Gas currently serves approximately 340 customers in these boroughs and townships as of September 30, 2017. On August 28, 2014, Leatherstocking Gas, as borrower, and Leatherstocking Pipeline as guarantor, entered into a loan agreement with Five Star Bank for up to $4 million over two years to finance the work and services required for the infrastructure costs and ongoing costs of underground piping construction projects in Montrose, Bridgewater and Dimock, Pennsylvania. This agreement required equity investments from the Holding Company and Mirabito Regulated Industries for a total of 67% of all amounts borrowed. During fiscal year 2014, $1,500,000 was borrowed and both the Holding Company and Mirabito Regulated Industries invested $500,000. During fiscal year 2015, $2,500,000 was borrowed and both the Holding Company and Mirabito Regulated Industries invested $850,000. As of September 30, 2015, Leatherstocking Gas had drawn the $4 million available over the two-year period on this loan. Both of these agreements have a loan covenant related to debt service coverage being at least 1.15 to 1 at September 30, 2016. Leatherstocking Gas was in compliance with their covenant as of September 30, 2017.

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

On August 24, 2017 Leatherstocking Gas and Wayne Bank entered in to an agreement which allows Leatherstocking Gas to borrow up to $1.00 million as a line of credit note with interest only.  Rate of interest is a a floating rate equal to the Wall Street Prime Rate.

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

The following table represents the Holding Company’s investment activity in the Joint Ventures at September 30, 2017 and September 30, 2016:

	2017	2016
Beginning balance in investment in joint ventures	$2,583,582	$2,293,251
Investment in joint ventures during year	255,000	350,000
(Loss) in joint ventures during year	(131,176)	(59,670)
Ending balance in joint ventures	$2,707,406	$2,583,581

As of and for the year ended September 30, 2017, the Joint Ventures had combined assets of $12.9 million, combined liabilities of $7.6 million and combined net losses of approximately $262,352. As of and for the year ended September 30, 2016, the Joint Ventures had combined assets of $12.6 million, combined liabilities of $7.5 million and combined net losses of approximately $119,000.

(11) Income Taxes

Income tax expense for the years ended September 30 is as follows:

	2017	2016
Current	$101,500	$10,000
Deferred	598,547	1,066,466
Total	$700,047	$1,076,466

Actual income tax expense differs from the expected tax expense (computed by applying the federal corporate tax rate of 34% to income before income tax expense) as follows:

	2017	2016
Expected federal tax expense	$952,229	$1,427,272
Regulatory adjustment	(346,183)	(141,567)
Bargain purchase adjustment	—	(418,908)
Dividends received deduction	(10,517)	(11,888)
State tax expense (net of federal)	183,279	190,076
Other, net	(78,761)	31,481
Actual tax expense	$700,047	$1,076,466

The tax effects of temporary differences that result in deferred income tax assets and liabilities at September 30 are as follows:

	2017	2016
Deferred income tax assets:
Unbilled revenue	$93,141	$48,327
Deferred compensation reserve	582,664	556,653
Post-retirement benefit obligations	2,799,467	2,678,585
Inventories	16,941	20,054
NOL carryforwards	3,220,127	2,852,220
Other	945,067	971,815
Total deferred income tax assets	7,657,407	7,127,654

Deferred income tax liabilities:
Property, plant and equipment, principally due to differences in depreciation	11,586,697	9,171,142
Pension benefit obligations	1,880,268	1,830,050
Comprehensive income	23,295	61,866
Deferred rate expense and allocations	179,607	379,879
Deficiency of gas adjustment clause revenues billed	467,944	138,153
Intangibles	124,141	124,141
Other	180,895	1,884,042
Total deferred income tax liabilities	14,442,847	13,589,273

Net deferred income tax (assets) liabilities	$6,785,440	$6,461,619

The Holding Company has federal and New York State tax net operating loss carry forwards available of approximately $7.5 million for federal and $6.6 million for state as of September 30, 2017 that begin to expire at the end of the Holding Company’s fiscal 2025 tax year.

The accounting rules for uncertain taxes provide for the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recognized in the financial statements. The Holding Company has evaluated its tax positions and accordingly has not identified any significant uncertain tax positions. The Holding Company’s policy is to classify interest associated with uncertain tax positions as interest expense in the financial statements. Penalties are classified under other expense. The Holding Company files a consolidated federal income tax return and the Gas Company and Pike file separate state income tax returns in New York and Pennsylvania.

(12) Pension and Other Post-Retirement Benefit Plans

There are currently three covered participants related to the deferred compensation obligation that are all former officers. The liability on the consolidated balance sheet represents the present value of the future obligation. In 1997, the Gas Company established a trust (the Rabbi Trust) to fund a deferred compensation plan for certain officers. The fair market value of assets in the trust was $2,172,171 (plus $40,377 in additional stock) and $2,168,913 (plus $51,185 in additional stock) at September 30, 2017 and 2016, respectively, and the plan liability, which is labeled as deferred compensation on the balance sheet, was $1,443,729 and $1,453,782 at September 30, 2017 and 2016, respectively. The assets of the trust are available to general creditors in the event of insolvency. In 2017, the mortality assumption was based on the 2008 VBT Primary Male Smoker tables with generational improvements using scale MP-2016 for two of the covered participants which resulted in a decrease in the liabilities of approximately $15,808.

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

The following table shows reconciliations of the Gas Company’s pension and post-retirement plan benefits as of September 30:

	Pension Benefits		Post-retirement Benefits
	2017	2016	2017	2016
Change in benefit obligations:
Benefit obligation at beginning of year	$22,027,976	$19,284,602	$1,486,476	$1,295,660
Service cost (excluding expected expenses)	433,097	351,565	21,140	19,325
Interest cost	900,772	977,868	47,098	50,423
Participant contributions	—	—	82,699	77,754
Actuarial loss	(326,249)	2,361,479	(70,558)	191,240
Benefits paid	(1,024,099)	(947,538)	(157,334)	(147,926)
Curtailments	—	—	—	—
Benefit obligation at end of year	22,011,497	22,027,976	1,409,521	1,486,476
Change in plan assets:
Fair value of plan assets at beginning of year	14,884,196	13,757,839	—	—
Actual return on plan assets	1,118,638	1,122,982	—	—
Company contributions	1,177,960	957,516	74,635	70,172
Participant contributions	—	—	82,699	77,754
Benefits paid	(1,031,123)	(954,141)	(157,334)	(147,926)
Fair value of plan assets at end of year	16,149,671	14,884,196	—	—
Funded status	(5,861,826)	(7,143,780)	(1,409,521)	(1,486,476)
Unrecognized net actuarial loss/(gain)	4,642,637	5,998,607	65,924	150,130
Unrecognized prior service cost	—	2,622	142,989	146,536
(Accrued) prepaid benefit cost	(1,219,189)	(1,142,551)	(1,200,608)	(1,189,810)
Accrued contribution	—	—	—	—

Amounts recognized in the balance sheet consists of:
Prepaid (accrued) benefit liability	(5,861,826)	(7,143,780)	(1,409,521)	(1,486,476)

Amounts recognized in the Balance Sheets consist of:
(Accrued)/prepaid pension cost as of beginning of fiscal year	(1,142,551)	(1,113,952)	(1,189,810)	(1,190,798)
Pension (cost) income	(1,159,013)	(1,254,598)	(85,433)	(69,184)
Contributions	1,177,960	957,516	—	—
Change in receivable contribution	(95,585)	268,483	—	—
Net benefits paid	—	—	74,635	70,172
Change in additional minimum liability	—	—	—	—
(Accrued)/prepaid pension cost as of end of fiscal year	$(1,219,189)	$(1,142,551)	$(1,200,608)	$(1,189,810)

Fair value of plan assets at end of year
Cash and equivalents	$110,596	$406,557	—	—
Government and agency issues	4,371,407	4,227,227	—	—
Corporate bonds	3,031,536	2,809,435	—	—
Fixed index funds	558,530	403,756	—	—
Fixed income	401,031	552,373	—	—
Equity securities	7,676,571	6,484,848	—	—
	$16,149,671	$14,884,196	—	—

The funded status of both plans totaling a deficiency of approximately $7,300,000 and $8,600,000 at September 30, 2017 and 2016, respectively, are included in deferred pension & post-retirement benefits on the consolidated balance sheets along with an additional pension regulatory liability of approximately $264,000 and $251,000 as of September 30, 2017 and September 30, 2016, respectively for amounts owed to customers. In the fourth quarter of fiscal 2015 the Gas Company determined that it meets the criteria to record these items as a regulatory asset in accordance with ASC 980-715-25-5. See Note 5 to the Notes of the Consolidated Financial Statements for additional information.

Amortization of unrecognized net (gain)/loss for the Retirement Plan for fiscal year ending September 30, 2017:

1	Projected benefit obligation as of September 30, 2017	$22,011,497
2	Plan assets at September 30, 2017	(16,149,671)
3	Unrecognized (gain)/loss as of September 30, 2017	4,642,637
4	Ten percent of greater of (1) or (2)	2,201,150
5	Unamortized (gain)/loss subject to amortization - (3) minus (4)	2,441,487
6	Active future service of active plan participants expected to receive benefits	10.39
7	Minimum amortization of unamortized net (gain)/loss - (5)/(6)	234,984
8	Amortization of (gain)/loss for 2017-2018	$969,988

Amortization of unrecognized net (gain)/loss for the Post-Retirement Plan for the fiscal year ended September 30, 2017:

Unrecognized net (gain)/loss at October 1, 2016 subject to amortization	$142,989
Amount to be amortized 2017 - 2018
Amortization period	11 years
Amortization for 2017 - 2018 ((gain)/loss divided by period)	$12,999

	Pension Benefits		Post-retirement Benefits
	2017	2016	2017	2016
Components of net period benefit cost (benefit):
Service cost	440,097	357,565	21,140	19,325
Interest cost	900,772	977,868	47,098	50,423
Expected return on plan assets	(1,115,909)	(1,028,758)	—	—
Amortization of prior service	2,622	7,175	3,547	3,547
Amortization of unrecognized actuarial loss (gain)	1,027,016	672,265	13,648	(4,111)
Net periodic benefit cost (benefit)	1,254,598	986,115	85,433	69,184

For ratemaking and financial statement purposes, pension expense represents the amount approved by the NYPSC in the Gas Company’s most recently approved rate case. Pension expense (benefit) for ratemaking and financial statement purposes was approximately $764,000 and $970,000 for the years ended September 30, 2017 and 2016, respectively. The difference between the pension expense (benefit) for ratemaking and financial statement purposes, and the amount computed above has been deferred as regulatory assets and are not included in the prepaid pension cost noted above. The cumulative amounts deferred equal $851,500 and $368,000 as of September 30, 2017 and 2016, respectively.

The NYPSC has allowed the Gas Company to recover incremental cost associated with post-retirement benefits through rates on a current basis. Due to the timing differences between the Company’s rate case filings and financial reporting period, a regulatory receivable of $97,589 and $103,066 has been recognized at September 30, 2017 and 2016, respectively.

	Pension Benefits		Post-retirement Benefits
	2017	2016	2017	2016
Weighted average assumptions used to determine net
period cost at September 30:
Discount rate	4.49%	4.20%	3.53%	3.25%
Salary increases	2.00%	2.00%	N/A	N/A
Expected return on assets	7.50%	7.50%	N/A	N/A

For the periods ended September 30, 2017 and September 30, 2016, the discount rate was prepared by utilizing an analysis of the plan’s expected future cash flows and high-quality fixed-income investments currently available and expected to be available during the period to maturity of the pension benefits. The discount rate used is an estimate of the rate at which a defined benefit pension plan could settle its obligations. Rather than using a rate and curve developed using a bond portfolio, this method selects individual bonds to match to the expected cash flows of the Plan. Management feels this provides a more accurate depiction of the true cost to the Plan to settle the obligations as the Plan could theoretically go into the marketplace and purchase the specific bonds used in the analysis in order to settle the obligations of the Plan. In 2016, the mortality assumption was changed to the sex-distinct RP-2014 Mortality Tables with improvements projected using Scale MP-2016 on a fully generational basis. This change reduced the benefit obligation by approximately $350,000. In 2017, the change in discount rate from 4.20% to 4.49% decreased the benefit obligation by approximately $1.3 million.

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

For measurement purposes, a 6% annual rate of increase in the per capita cost of covered benefits (health care cost trend rate) was assumed for 2017. The rate is assumed to increase by 6% each year thereafter. A 1% increase in the actual health care cost trend would result in approximately a 3.9% increase in the service and interest cost components of the annual net periodic post-retirement benefit cost and a 5.7% increase in the accumulated post-retirement benefit obligation. A 1% decrease in the actual health care cost trend would result in approximately a 3.2% decrease in the service and interest cost components of the annual net periodic post-retirement benefit cost and a 4.8% decrease in the accumulated post-retirement benefit obligation.

The Gas Company expects to contribute $823,004 to the Retirement Plan during the year ended September 30, 2018

The estimated pension plan benefit payments are as follows:
2018	$1,207,755
2019	$1,272,148
2020	$1,383,607
2021	$1,435,997
2022	$1,426,956
2023+	$7,419,464

The Gas Company also maintains the Corning Natural Gas Corporation Employee Savings Plan (the “Savings Plan”). All employees of the Gas Company who work for more than 1,000 hours per year and who have completed one year of service may enroll in the Savings Plan at the beginning of each calendar quarter. Under the Savings Plan, participants may contribute up to 50% of their wages. For all employees, the Gas Company will match one-half of the participant’s contribution up to a total of 50% of the participant’s contribution up to a total of 6% of the participant’s wages. The plan is subject to the federal limitation. The Gas Company contribution to the plan was $90,685 in 2017 and $87,595 in 2016.

(13) Acquisition of Pike County Light & Power Company

As previously reported, on October 13, 2015, the Holding Company entered into a Stock Purchase Agreement with O&R for the purchase of all of the outstanding capital stock of Pike, a Pennsylvania corporation operating as a regulated electric and gas utility serving approximately 6,000 customers in Pike County, Pennsylvania. The purchase price for the stock of Pike was $13.1 million, with an initial closing date working capital adjustment of $2.5 million which was adjusted to $1.97 million for the final working capital adjustment, subsequent to year end, and the approximately $530,000 is included in Acquisition receivable on the consolidated balance sheet and assumption of $3.2 million in Pike’s outstanding bonds and closed on August 31, 2016. In addition, O&R agreed to provide transition assistance pursuant to a Transition Services Agreement (“TSA”), and to continue to supply electric power and gas to Pike County pursuant to Electric and Gas Supply Agreements (“ESA” and “GSA”). The Gas and Electric Supply Agreements are each for a term of 36 months, with up to three 12-month renewal terms.

The acquisition of Pike was financed in part by financing from M&T Bank, including a $12 million term loan, a $2 million line of credit, one or more letters of credit with a limit of up to $2.5 million and an initial amount of $2.1 million, issued to O&R as collateral security for the obligations of Pike under the TSA, the GSA and the ESA. The debt is guaranteed by the Holding Company. There also was $3,616,924 paid in cash. Pike redeemed the $3.2 million in bonds at 100.372% of their principal amount on October 2, 2016.

The consolidated balance sheet reflects the identification by the Company of the fair value of identifiable tangible and intangible assets and liabilities acquired. The excess of net value over the purchase price was recorded as other income in fiscal 2016 as a bargain purchase of $1,306,007. The receivable of approximately $725,000 which is included in “Other accounts receivable” on the consolidated balance sheet, was mainly attributable to a working capital adjustment of approximately $530,000 that was received by Pike in October 2016 and additional cash payment from the acquisition not received until October 2016. The trade name valued at $311,000, the acquired intangible assets, will be amortized over five years and is included in “Other assets” on the consolidated balance sheet. The following table summarizes the fair value of assets acquired and liabilities assumed:

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

Pro forma unaudited condensed consolidated financial information for the year ended September 30, 2016 gives effect as if the acquisition occurred on October 1 of that year:

Fiscal Year Ended (Unaudited)

September 30, 2016

Revenue	$28,202,000
Net income	$4,350,000
Net income per share	$1.74

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

For the year ended September 30, 2017

	Gas Company	Pike	Holding Company	Total Consolidated
Total electric utility revenue	$0	$8,562,787	$0	$8,562,787
Total gas utility revenue	$20,238,540	$1,240,840	$0	$21,479,380
Investment income	$212,875	$0	$0	$212,875
Equity investment (loss)	$0	$0	$(131,175)	$(131,175)
Net income (loss)	$1,456,160	$963,889	$(319,421)	$2,100,628
Income tax expense (benefit)	$168,999	$680,634	$(149,586)	$700,047
Interest expense	$1,180,765	$496,702	$217,703	$1,895,170
Depreciation expense	$1,708,742	$434,342	$0	$2,143,084
Amortization expense	$682,888	$227,275	$0	$910,163
Total assets	$78,918,299	$23,683,430	$3,758,681	$106,360,410
Capital expenditures	$5,188,772	$1,258,507	$0	$6,447,279

For the year ended September 30, 2016

Total electric utility revenue	$0	$620,637	$0	$620,637
Total gas utility revenue	$19,051,661	$36,948	$0	$19,088,609
Bargain purchase adjustment	$0	$1,232,082	$0	$1,232,082
Investment income	$102,524	$0	$0	$102,254
Equity investment (loss)	$0	$0	($59,670)	($59,670)
Net income (loss)	$2,003,556	$1,179,102	($61,264)	$3,121,394
Income tax expense (benefit)	$1,140,527	($26,408)	($37,653)	$1,076,466
Interest expense	$865,391	$35,625	$2,291	$903,307
Depreciation expense	$1,703,190	$54,414	$0	$1,757,604
Amortization expense	$424,744	$16,047	$0	$440,791
Total assets	$76,622,881	$27,340,379	$3,490,759	$107,454,019
Capital expenditures	$7,224,955	$280,000	$0	$7,504,955

(15) Commitments

The Gas Company is a local distribution company and has contracted for gas supply from various sources to provide the commodity to the city gates. The city gate is the transfer point at which we take ownership of the gas supply from local producers and interstate pipelines and billing metering starts. The Gas Company maintains storage capacity of approximately 736,000 Dekatherms. The Gas Company is responsible for managing its gas supply assets. At September 30, 2017, the Gas Company had 646,336 dekatherms at $1,382,196 in storage. As the result of these actions, we anticipate that the Gas Company will have sufficient gas to supply our customers for the 2017-2018 winter heating season. The contract with O&R should provide sufficient electricity and natural gas to supply Pike for the 2017-2018 winter heating and summer cooling.

The Gas Company has secured the NYPSC required fixed price and storage gas supply for the winter season and is managing its gas storage and gas contracts to assure that the Gas Company follows its gas supply and acquisition plan. The gas supply plan is a formal document that defines how we acquire natural gas to supply our customers. The plan is submitted to the NYPSC every year and adherence to the plan is a regulatory mandate. Assuming no extraordinary conditions for the winter season, gas supply, both flowing and storage, will be adequate to serve our approximately 15,000 customers.

Environmental Considerations: The Gas Company and Pike are subject to various federal, state and local environments laws and regulations. Both the Gas Company and Pike have established procedures for the ongoing evaluation of its operations to identify potential environmental exposures and assure compliance with regulatory policies and procedures. Management believes the Gas Company and Pike are in compliance with all applicable regulations.

(16) Related Party Transactions

Related party receivables are expenditures paid on behalf of the Holding Company’s joint venture investments. The outstanding receivable at September 30, 2017 was $90,533. We expect to receive payment for this balance in the first quarter of fiscal year 2018. The outstanding receivable as of September 30, 2016 was $172,476.

(17) Subsequent Events

In December 2017, Congress enacted, and President signed, significant change to the tax code. These changes could affect our balance sheet and income in future years. We cannot predict how the New York and Pennsylvania commissions will react to the changes in the federal tax code and whether they will change the rate we charge our customers

On November 30, 2017, the Gas Company entered into a long-term debt agreement with M&T for $29 million at a fixed rate of 4.16% with a ten-year maturity. This debt replaces all of the Gas Company long term debt. This refinancing is consistent with our June 2017 NYSPSC rate order and a $3,000,000 demand note payable was presented as long term debt as September 30, 2017, in accordance with this refinance.