Form 10-K/A
period 2017-09-30
Corning Natural Gas Holding Corp
filed 2018-01-03
CIK 1582244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2017

OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.   [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (check one):

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

Indicate by check mark whether the registrant is a shell company. YES [ ] NO [X]

The aggregate market value of the 1,730,514 shares of the Common Stock held by non-affiliates of the Registrant at the $20.00 average of bid and asked prices as of the last business day of registrants completed at March 31, 2017, was $34,610,280.

Number of shares of Common Stock outstanding as of the close of business on December 26, 2017: 3,004,712

EXPLANATION OF AMENDMENT

Corning Natural Gas Holding Corporation is filing this Form 10-K/A as Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended September 30, 2017 (the “Annual Report”) that was filed with the Securities and Exchange Commission on December 29, 2017 for the purpose of correcting the reporting period on the cover.

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

CORNING NATURAL GAS HOLDING CORPORATION

Date: January 3, 2018 By: /s/ Michael I. German

Michael I. German, Chief Executive Officer and President

(Principal Executive Officer)

Date: January 3, 2018 By: /s/ Firouzeh Sarhangi

Firouzeh Sarhangi, Chief Financial Officer and Treasurer

(Principal Financial and Accounting Officer)