Form 10-K/A
period 2017-09-30
Corning Natural Gas Holding Corp
filed 2018-01-26
CIK 1582244

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

Indicate by check mark whether the registrant is a shell company. YES [ ] NO [X]

The aggregate market value of the 2,489,380 shares of the Common Stock held by non-affiliates of the Registrant at the $20 average of bid and asked prices on March 31, 2017 was $49,787,600.

Number of shares of Common Stock outstanding as of the close of business on January 20, 2018: 3,006,907

EXPLANATION OF AMENDMENT

Corning Natural Gas Holding Corporation is filing this Form 10-K/A as Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended September 30, 2017 (the “Annual Report”) that was filed with the Securities and Exchange Commission on December 29, 2017 for the purpose of including the following portions of Corning Natural Gas Holding Corporation’s Annual Report:

Item 10 — Directors, Executive Officers and Corporate Governance

Item 11 — Executive Compensation

Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13 — Certain Relationships and Related Transactions, and Director Independence

Item 14 — Principal Accounting Fees and Services

Item 15 — Exhibits, Financial Statement Schedules

Except as described above, no other amendments are being made to the Annual Report.  This Amendment does not reflect events occurring after the September 30, 2017 fiscal year end except as expressly set forth in the December 29, 2017 filing of the Annual Report or herein, or modify or update the disclosure contained in the Annual Report in any way other than as required to reflect the additions discussed above and reflected below.

EXPLANATORY NOTE

Corning Natural Gas Holding Corporation (“Holding Company”) is a successor issuer to Corning Natural Gas Corporation (“Gas Company”) as of November 12, 2013 as a result of a share-for-share exchange, creating a holding company structure. As of November 12, 2013, the Gas Company became a wholly-owned subsidiary of Holding Company.

As used in this Form 10-K, the term “Company”, “we” or “us” refers to the consolidated companies, the terms “Gas Company” and “Corning Gas” mean Corning Natural Gas Corporation, and the term “Pike” means Pike County Light & Power Company, unless the context clearly indicates otherwise. Except as otherwise stated, the information contained in this Form 10-K/A is as of September 30, 2017.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

Board of Directors.  The names, ages, positions, business experience and principal occupations and employment of each member of the board of directors is set forth below (each of the director’s terms will expire on April 24, 2018):

Name	Age	Position	Director of Holding	Director of Gas
			Company Since	Company Since

Henry B. Cook, Jr.	70	Chairman of the Board and Director	2013	2007
Michael I. German	67	Chief Executive Officer, President and Director	2013	2006
Ted W. Gibson	75	Director	2013	2006
Robert B. Johnston	52	Director	2014	—
Joseph P. Mirabito	59	Director	2013	2010
William Mirabito	57	Director	2013	2010
George J. Welch	72	Director	2013	2007
John B. Williamson III	63	Director	2013	2010

Henry B. Cook, Jr. is our chairman of the board of directors and has served as a director of the Holding Company since its organization in 2013 and a director of Corning Gas since May 2007.  Mr. Cook is also a director of the Corning Natural Gas Appliance Corporation (“Corning Appliance”). He has served as the president of Triple Cities Acquisition, LLC, a heavy truck parts and vehicle dealer, and Roadwolf Transportation Products, LLC, as importer of heavy duty truck parts since 2001.  He is not related to Matthew J. Cook, our vice president – operations. Mr. Cook has exhibited his expertise in the development and management of the business of those two companies. This business experience, together with the expertise about our business and operations derived from his years of service on the board of the Company and leadership as chairman of the board led the board of directors to conclude that Mr. Cook has the judgment and skills desired for continued service on the board.

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

Robert B. Johnston has been a director of the Holding Company since July 15, 2014. He has served as the Executive Vice President and Chief Strategy Officer for The InterTech Group, Inc. (“InterTech”) since 2008. In this capacity, he is responsible for merger and acquisition activities, investments and communications at InterTech as well as oversight of a number of InterTech operating companies. He previously served as the President, Chief Executive Officer and Deputy Governor of The Hudson’s Bay Company. He currently serves on several public company boards including Supremex Inc. where he is the chairman of the board of directors, Colabor Inc., Produce Investments PLC, FIH Group PLC and Circa Enterprises. Additionally, he serves on the board of directors of the South Carolina Community Loan Fund and is a member of the advisory board of the McGill University Executive Institute. Mr. Johnston previously served on the Boards of Gas Natural Inc., Pacific Northern Gas, Central Vermont Public Service Corporation, Fyffes PLC, Galvanic Applied Sciences, The Hudson’s Bay Company, Experiences Canada, Carolina Youth Development Center and Canada’s National History Society. Mr. Johnston completed the University of Oxford Advanced Management and Leadership Program and received an MBA from the John Molson School of Business, a MA in Public Policy & Public Administration and a BA in Political Science from Concordia University. Additionally, he holds the ICD.D Designation from the Institute of Corporate Directors (Canada). Mr. Johnston’s extensive financial and operational experience coupled with his corporate governance and regulated utility experience led the board to conclude that he should continue to serve as a director.

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

William Mirabito has served as a director of the Holding Company since its organization in 2013 and has been a director of Corning Gas since November 2010. He and Joseph Mirabito are cousins. He was president of Mang Insurance Agency from 2008 to 2015 and has served as senior vice president of Mirabito Holdings, Inc. and Mirabito Regulated Industries, LLC since 2014. He is also the chairperson of the audit committee for Mirabito Holdings, Inc. In addition to serving as a board member of the Fox Hospital in Oneonta, NY, he also serves on its finance committee. He is also a board member of Springbrook, NY, and serves on its executive committee. Mr. Mirabito also serves as a director on the boards of Corning Appliance, Leatherstocking Gas and Leatherstocking Pipeline. Mr. Mirabito’s business and management experience as president of Mang Insurance Agency and senior vice president of Mirabito Holdings, Inc. and Mirabito Regulated Industries, LLC, his commitment to the growth of our business as a significant shareholder, as well as his experience in advising and serving on the board and committees of Fox Hospital and Springbrook led the board of directors to conclude that Mr. Mirabito has the skills and experience desired for continued service on the board.

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

John B. Williamson, III has served as a director of the Holding Company since its organization in 2013 and has been a director of Corning Gas since November 2010. He is also a director of Corning Appliance. Since 2004, Mr. Williamson has served as chairman of RGC Resources, Inc., a $180 million-dollar energy distribution and services holding company. He served as director, president and chief executive officer of RGC Resources from 1999 to 2013. In addition, he serves as a director of Bank of Botetourt, Optical Cable Corporation and Luna Innovations Corporation. Mr. Williamson received an MBA from the College of William and Mary and a BS from Virginia Commonwealth University. Mr. Williamson’s experience as the chairman, president and chief executive officer of an energy distribution and services company, as well as his experience in advising and serving on the board and committees of other corporations, resulting in his broad understanding of the operational, financial and strategic issues that businesses generally and utilities face, led the board to conclude that he should continue to serve as a director.

Executive Officers.  The names, ages, positions and certain other information concerning the current executive officers and significant employees of the Holding Company, Pike and the Gas Company are set forth below.

Name	Age	Position
Michael I. German*	67	Chief Executive Officer, President and Director
Firouzeh Sarhangi	59	Chief Financial Officer and Treasurer
Stanley G. Sleve	68	Vice President - Administration and Corporate Secretary
Matthew J. Cook	56	Vice President - Operations
Russell S. Miller	54	Vice President - Gas Supply and Marketing

* Biographical information for Mr. German can be found under “Board of Directors.”

Firouzeh Sarhangi has served as Chief Financial Officer and Treasurer of the Holding Company since its organization in 2013. She was appointed as Chief Financial Officer and Treasurer of Corning Gas in 2006. Ms. Sarhangi also serves as Treasurer of Corning Appliance and as Chief Financial Officer of Pike, Leatherstocking Gas and Leatherstocking Pipeline and serves on the board of Pike. From February 2004 until her appointment as Chief Financial Officer of the Company, she served as Vice President - Finance of Corning Gas. Previously, she was President of Tax Center International ("TCI"), a company she founded and operated until Corning purchased TCI in 1998. Ms. Sarhangi has thirty-three years of public accounting experience.

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

Matthew J. Cook joined Corning Gas in February 2008 as vice president – operations. Mr. Cook has 30 years of natural gas utility experience.  From 2000 until joining Corning Gas, Mr. Cook was employed by Mulcare Pipeline Solutions, a supplier of products and services to the natural gas industry, in various positions including sales manager and technical specialist. Previously, Mr. Cook served as operations engineer and gas engineer for New York State Electric and Gas.  He is not related to our director, Henry B. Cook, Jr. Mr. Cook also serves as a vice president of Corning Appliance and as a director on the boards of Leatherstocking Gas and Pike.

Russell S. Miller rejoined Corning Gas as director of gas supply and marketing in June 2008 and was appointed as vice president – gas supply and marketing, in December 2009. From 1987 through 2004 he was employed by us in various positions including vice president – operations, gas supply manager and mapping technician. From 2006 until rejoining Corning Gas, he was employed by IBM, as energy distribution manager where he managed a team of energy buyers.  From 2004 through 2006, he was employed as an industrial account manager for Sprague Energy Corp. located in Portsmouth, New Hampshire. Mr. Miller also serves as a vice president of Corning Appliance and as a director on the boards of Leatherstocking Gas and Pike.

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

The audit committee oversees management’s implementation of internal controls and procedures for financial reporting designed to ensure the integrity and accuracy of our financial statements and to ensure that we are able to timely record, process and report the information required for public disclosure.  In fulfilling its oversight responsibilities, the audit committee reviewed and discussed the financial statements with management and Freed Maxick CPA’s, P.C. (“Freed Maxick”), our independent accounting firm. The audit committee reviewed and discussed the audited financial statements of the Company for the years ended September 30, 2017 and September 30, 2016, with Freed Maxick. The audit committee also discussed with Freed Maxick, the matters required by AU Section 380, “Communication with Audit Committees” (Statement on Auditing Standards No. 61, as amended). The audit committee reviewed with Freed Maxick, which is responsible for expressing an opinion on the conformity of our audited financial statements with accounting principles generally accepted in the United States, its judgment as to the quality, not just the acceptability, of our accounting principles and other matters as are required to be discussed with the audit committee pursuant to generally accepted auditing standards.

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

In reliance upon (1) the audit committee’s reviews and discussions with management and Freed Maxick, (2) management’s assessment of the effectiveness of our internal control over financial reporting, and (3) the receipt of an opinion from Freed Maxick dated December 29, 2017, stating that the Holding Company’s financial statements for the fiscal year ended September 30, 2017 are presented fairly, in all material respects, in conformity with U.S. generally accepted accounting principles, the audit committee recommended to our board that these audited financial statements be included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017, for filing with the SEC.

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

				Change in
				Pension
				Value and
				Nonqualified
				Deferred	All Other
Name and Principal Position	Year	Salary	Bonus	Compensation Earnings	Compensation(1)	Total
		($)	($)	($)	($)	($)

Michael I. German, President and Chief	2017	170,500		37,871	3,727	212,098
Executive Officer	2016	170,000	—	38,061	5,466	213,527
Firouzeh Sarhangi, Chief Financial Officer and	2017	152,946	18,100	42,844	3030	216,920
Treasurer	2016	130,904	—	34,156	3,727	168,787
Stanley G. Sleve, Vice President – Administration	2017	137,625	11,262	65,280	3, 399	217,566
and Corporate Secretary	2016	122,921	—	57,125	3,688	183,734
Matthew Cook, Vice President – Operations	2017	152,594	14,421	29,020	3,779	199,814
	2016	129,904	—	22,595	3,897	156,396
Russell Miller, Vice President – Gas Supply	2017	143,447	14,274	37,055	1,762	196,537
and Marketing	2016	120,904		28,857	3,627	153,388

(1)    The amounts reported include 401(k) matching contributions by the Company in fiscal 2017 of $3,727 for Mr German, $3,030 for Ms. Sarhangi, $3,399 for Mr. Sleve, $3,779 for Mr. Cook and $1,762 for Mr. Miller and in fiscal  2016 of $5,466 for Mr. German, $3,727 for Ms. Sarhangi, $3,688 for Mr. Sleve, $3,897 for Mr. Cook and $3,627 for Mr. Miller.

Employment Agreements.

Pursuant to his employment agreement dated November 30, 2006, Mr. German continues to serve as president and chief executive officer of Corning Gas for 2018 under the automatic renewal provisions of his contract. The employment agreement provides for termination payments to Mr. German as follows:

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

Change of Control Agreements.

On April 17, 2012, we entered into Change of Control Agreements with each of our named executive officers other than Mr. German: Ms. Sarhangi, Mr. Sleve, Mr. Cook, and Mr. Miller. Each agreement was effective as of April 20, 2012, and terminates on the first to occur of: (i) termination of the executive’s employment with the Company prior to a Change of Control (as defined in the agreements); (ii) one year from the date of a Change of Control; or (iii) May 1, 2018, but only if no Change of Control has occurred as of such date.

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

Executive Employee Incentive Program.

Each year, the Board of Directors approves the performance goals and terms of an Executive Employee Incentive Program. The program is designed to (a) attract and retain high caliber executives who are capable of optimizing the Holding Company’s and the Gas Company’s performance, and (b) reward our executive officers for the achievement of annual corporate and operational goals. Performance bonuses, if earned, are paid in cash during the first calendar quarter of the calendar year following the calendar year for which performance was measured, and are based upon the Board of Directors’ determination of the percentage of the goals that were met. Eligible employees include each of our named executive officers other than Mr. German: Ms. Sarhangi, Mr. Sleve, Mr. Cook, and Mr. Miller. Awards under the program are at the discretion of the Board of Directors and may be modified or discontinued at any time. No non-equity incentive plan compensation was paid in fiscal 2017 because earnings targets were not met in calendar year 2016.

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

Outstanding Equity Awards at Fiscal Year End.

There were no outstanding equity awards as of September 30, 2017.

Director Compensation. For fiscal year 2017, the Holding Company paid its directors with restricted stock grants of 375 shares per quarter which increased to 450 shares starting with the quarter ending September 30, 2017. The shares awarded become unrestricted upon a director leaving the board.  Directors who also serve as officers are not compensated for their service as directors.  On February 22, 2017, shares were issued for the quarter ended December 31, 2016, on June 12, 2017, shares were issued for the quarter ended March 31, 2017, on October 11, 2017, shares were issued for the quarter ended June 30, 2017, and on November 09, 2017, shares were issued for the quarter ended September 30, 2017. Information regarding shares of restricted stock awarded to directors in the fiscal year ended September 30, 2017, is summarized below, at the amount recognized for financial statement reporting purposes in accordance with FASB ASC 718.

Name	Fees Earned or Paid in Cash	Stock Awards	All Other Compensation	Total
	($)	($)	($)	($)

Henry B. Cook, Jr.	—	29,136	—	29,136
Ted W. Gibson	—	29,136	—	29,136
Robert B. Johnston	—	29,136	—	29,136
Joseph P. Mirabito	—	29,136	—	29,136
William Mirabito	—	29,136	—	29,136
George J. Welch	—	29,136	—	29,136
John B. Williamson III	—	29,136	—	29,136

(1)	As of September 30, 2017, each director had 450 shares of stock award outstanding, which were issued on November 9, 2017.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Principal Shareholders and Management. As of January 20, 2018, there were 3,006,907 shares of common stock outstanding, 210,600 shares of 6% Series A Cumulative Preferred Stock, and 244,263 shares of Series B Convertible Preferred Stock. Each share of the Series B Convertible Preferred Stock is convertible into 1.2 shares of common stock at the option of the holder. The following table sets forth, as of January 20, 2018, information regarding the beneficial ownership of our stock by each shareholder known by us to be the beneficial owner of more than 5% of our stock, each director, each executive officer, and all our directors and executive officers as a group.

Names and Address(1)(2)	Common Stock**		6% Series A Cumulative		Series B Convertible
			Preferred Stock		Preferred Stock
	Shares	Percentage	Shares	Percentage	Shares	Percentage

The Gabelli Group(3)	527,745	17.55%	—		73,298	30.01%
One Corporate Center
Rye, NY 10580
Michael I. German(4)	543,347	18.07%	5,129	2.44%	57,936	23.72%
The Article 6 Marital Trust(5)	347,341	11.55%	26,736	12.70%	—
under The First Amended and
Restated Jerry Zucker Revocable Trust
4838 Jenkins Avenue
North Charleston, SC 29405
Ted W. Gibson(6)	137,651	4.58%	43,047	20.44%	—
Henry B. Cook, Jr.(7)	35,260	1.16%	—
Firouzeh Sarhangi(8)	11,854	*	1,400	*	—
George J. Welch(9)	20,190	*	10,600	5.03%	912	*
Stanley G. Sleve(10)	15,102	*	—		1,464	*
Joseph P. Mirabito(11)	60,755	2.02%	600	*	481	*
William Mirabito(12)	61,662	2.05%	6,135	2.91%	1,351	*
John B. Williamson III(13)	16,564	*	1,052	*	1,416	*
Russell Miller(14)	1,309	*	—		—
Matthew Cook(15)	1,486	*	—
Robert B. Johnston(16)	13,205		11,000
All directors, director nominees
and executive officers as a group
(12 individuals)	918,525	30.55%	78,963	37.49%	63,560	26.02%

* Less than 1%

** The common stock holdings include shares of common stock issuable upon conversion of the Series B Convertible Preferred Stock. After the 20% stock dividend payable to holders of record of common stock on May 30, 2017, the conversion ratio of the Series B Convertible Preferred Stock adjusted and, currently, one share of Series B Convertible Preferred Stock is convertible into 1.2 shares of common stock.

(1)	Unless otherwise indicated, we believe that all persons named in the table have sole investment and voting power over the shares of common stock owned.

(2)	Unless otherwise indicated, the address of each beneficial owner is c/o Corning Natural Gas Holding Corporation, 330 West William Street, Corning, New York 14830.

(3)	Includes 513,086 shares of common stock held by Gabelli Funds, LLC, which includes 73,298 shares of Series B Convertible Preferred Stock and 105,664 shares of common stock held by Teton Advisors, Inc. which includes 15,095 shares of Series B Convertible Preferred Stock adjusted for the 20% stock dividend paid to holders of the common stock on May 30, 2017. Each of Gabelli Funds and Teton Advisors has sole voting and dispositive power over the shares of common stock held by it. Based solely on information in Amendment No. 17 to Schedule 13D filed with the SEC on June 28, 2016.

(4)	Includes 57, 936 shares of Series B Convertible Preferred Stock, 7,686 shares of common stock owned by Mr. German’s son of which Mr. German disclaims beneficial ownership and 33,686 shares of common stock acquired through the Holding Company’s Dividend Reinvestment Program.

(5)	Based solely on information in Amendment No. 2 to Schedule 13G filed with the SEC on April 23, 2014 adjusted for the 20% stock dividend paid to holders of the common stock on May 30, 2017.

(6)	Includes 16,140 shares of restricted stock.

(7)	Includes 16,050 shares of restricted stock and 1,853 shares of common stock acquired through the Holding Company’s Dividend Reinvestment Program.

(8)	Includes 811 shares of common stock acquired through the Holding Company’s Dividend Reinvestment Program.

(9)	Common stock shares include 16,050 shares of restricted stock, 912 shares of Series B Convertible Preferred Stock and 2,669 shares of common stock acquired through the Holding Company’s Dividend Reinvestment Program.

(10)	Common stock shares include 85 shares of common stock acquired through the Holding Company’s Dividend Reinvestment Program and 1,464 shares of Series B Convertible Preferred Stock.

(11)	Common stock shares include 12,296 shares of restricted stock, 481 shares of Series B Convertible Preferred Stock and 1,299 shares held by Mr. Mirabito’s wife. Mr. Mirabito disclaims beneficial ownership of the securities owned by his wife except to the extent of his pecuniary interest therein.

(12)

Common stock shares include 12,296 shares of restricted stock, 1,351 shares of Series B Convertible Preferred Stock and 950 shares of common stock acquired through the Holding Company’s Dividend Reinvestment Program.

(13)	Common stock shares include 12,296 shares of restricted stock, 1,416 shares of Series B Convertible Preferred Stock and 1,687 shares owned jointly with his spouse.
(14)	Includes 58 shares owned by Mr. Miller’s wife and 127 shares of common stock acquired through the Holding Company’s Dividend Reinvestment Program. Mr. Miller disclaims beneficial ownership of the securities owned by his wife except to the extent of his pecuniary interest therein.
(15)	Includes 168 shares of common stock acquired through the Holding Company’s Dividend Reinvestment Program.

(16)	Includes 11,250 shares of restricted stock.

Equity Compensation Plan Information. The Corning Natural Gas Corporation 2007 Stock Plan provides for the issuance of various equity awards based on shares of our common stock.  Beginning in 2008 and continuing for a period of nine years, on the day of each annual meeting of shareholders, the total maximum number of shares available for issuance automatically increased to the number of shares equal to 15% of the shares outstanding. On the date of the 2017 annual meeting, April 27, 2017, the total maximum number of shares available for issuance increased to 372,968. As of September 30, 2017, there were no options outstanding and the maximum number of shares available for future grants under the plan was 372,968. This plan was assumed by Holding Company as of November 12, 2013, and all outstanding grants were deemed to relate to common stock of Holding Company as of that date.

Number of
securities
remaining available
	Number of		for future issuance
	securities		under equity
	to be issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding securities
	outstanding options,	outstanding options,	reflected in the
Plan category	warrants and rights	warrants and rights	first column)

Equity compensation plans approved	—	—	493,093
by security holders
Equity compensation plans not approved	—	—	—
by security holders
Total	—	—	493,093

ITEM 13.  Certain Relationships and Related Transactions and Director Independence

Certain Relationships and Related Transactions. The Holding Company holds 50/50 joint ventures with Mirabito Regulated Industries, called Leatherstocking Gas Company, LLC and Leatherstocking Pipeline Company, LLC. Mr. Joseph P. Mirabito and Mr. William Mirabito are officers, directors and are 20% and 21% shareholders, respectively, of Mirabito Holdings, Incorporated, a sister company of Mirabito Regulated Industries. Together they hold approximately 4% of the Holding Company’s outstanding common stock. They are also on the board of the Holding Company, Corning Gas, Corning Appliance, Leatherstocking Gas and Leatherstocking Pipeline. The Holding Company and Mirabito Regulated Industries invested $255,000 each into Leatherstocking Gas in fiscal 2017. No investments were made into Leatherstocking Pipeline by either member in fiscal 2017. The Company paid $96,138 to US Bank Voyager Fleet System for purchase of gas for our service vehicles. Mirabito Energy Products is a Voyager Network Partner and is the dba of Mirabito Holdings, Inc. Joseph P. Mirabito is currently president and chief executive officer of Mirabito Holdings, Inc. William Mirabito is currently the senior vice president of Mirabito Holdings, Inc. For coverage of emergency services in the Town of Virgil, the Company also paid Mirabito Energy, Vestal, $12,995.

The Company paid a total of $8,462 to the law firm of Welch and Zink, Mr. Welch, managing partner, for legal services performed during the fiscal year ended September 30, 2017.

The Company paid $2,710 to Cook Brothers Truck Parts for the fiscal year ended September 30, 2017. Mr. Cook is the majority owner of Cook Brothers Truck Parts.

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

ITEM 14.  Principal Accounting Fees and Services

The following is a summary of the aggregate fees for the fiscal years ended September 30, 2017 and 2016, by our independent registered public accounting firm, Freed Maxick CPA’s, P.C. (“Freed Maxick”).

	2017	2016
Audit Fees	$187,100	$197,700
Audit-related Fees	$9,100	$25,800
Tax Fees	$33,800	$17,900
All Other Fees	$5,200	$26,300
Total	$235,200	$267,700

Audit Fees. These are fees for professional services for the audit of our annual consolidated financial statements, the review of financial statements included in our quarterly reports on Form 10-Q, and services that are typically rendered in connection with statutory and regulatory filings or engagements.

Audit-related Fees. These are fees related to the Employee Benefit Plan audit. In 2016, there were additional fees relating to an S-1 registration.

Tax Fees. These are fees for professional services rendered with respect to tax compliance, tax advice and tax planning.  These services include the review of tax returns and consulting on tax planning matters.

All Other Fees. These are fees related to filing requirements for Pike County Federal Energy Regulatory Commission reporting.

The audit committee authorized the payment by us of the fees billed to us by Freed Maxick in fiscal 2017 and 2016.  The decision to engage Freed Maxick was approved by the audit committee.  The audit committee has considered whether the provision of non-audit services is compatible with maintaining independence. All audit and non-audit services are required to be pre-approved by the audit committee in accordance with its charter. In fiscal 2017 and 2016, Freed Maxick had no direct or indirect financial interest in Corning in the capacity of promoter, underwriter, voting director, officer or employee.

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
(iii) the Condensed Consolidated Statements of Stockholders' Equity for the years ended
September 30, 2016 and 2015
(iv) the Condensed Consolidated Statements of Cash Flows for the years ended September 30, 2016 and 2015
(v) related notes to the Condensed Consolidated financial Statements

*	Indicates management contract or compensatory plan or arrangement that was previously filed with, or incorporated by reference into, Corning Natural Gas Holding Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 2017 as filed with the Securities and Exchange Commission December 28, 2017.
**	Previously filed with, or incorporated by reference into, Corning Natural Gas Holding Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 2017 as filed with the Securities and Exchange Commission December 29, 2017.
***	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corning Natural Gas Holding Corporation (Registrant)

Date January 26, 2018	/s/ Firouzeh Sarhangi
By: Firouzeh Sarhangi, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to Annual Report has been signed below by the following persons on behalf of the registrant and in the capacitated and on the dates indicated.

/s/ Michael I. German	Chief Executive Officer,
Michael I. German	President and Director	January 26, 2018

/s/ Firouzeh Sarhangi	Chief Financial Officer and
Firouzeh Sarhangi	Treasurer	January 26, 2018

/s/ Henry B. Cook, Jr.	Chairman of the Board and
Henry B. Cook, Jr.	Director	January 26, 2018

/s/ Ted W. Gibson
Ted W. Gibson	Director	January 26, 2018

/s/ Robert B. Johnston
Robert B. Johnston	Director	January 26, 2018

/s/ Joseph P. Mirabito
Joseph P. Mirabito	Director	January 26, 2018

/s/ William Mirabito
William Mirabito	Director	January 26, 2018

/s/ George J. Welch
George J. Welch	Director	January 26, 2018

/s/ John B. Williamson III
John B. Williamson III	Director	January 26, 2018