Form 10-Q
period 2017-12-31
Corning Natural Gas Holding Corp
filed 2018-02-14
CIK 1582244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding as of February 9, 2018
Common Stock, $.01 par value	3,006,907

1

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

	(Unaudited)
Assets	December 31, 2017	September 30, 2017

Plant:
Property, plant and equipment	$108,656,096	$106,976,488
Less: accumulated depreciation	(25,349,228)	(24,840,560)
Total plant utility and non-utility, net	83,306,868	82,135,928

Investments:
Marketable securities available-for-sale at fair value	2,280,728	2,212,548
Investment in joint ventures	2,706,340	2,707,406
	4,987,068	4,919,954

Current assets:
Cash and cash equivalents	184,458	442,930
Customer accounts receivable, (net of allowance for
uncollectible accounts of $72,814 and $50,311, respectively)	4,473,574	2,729,875
Other accounts receivable	587,350	583,176
Related party receivables	94,074	90,533
Gas stored underground, at average cost	958,141	1,382,196
Materials and supplies inventory	1,145,443	1,336,857
Prepaid expenses	1,088,031	1,449,588
Total current assets	8,531,071	8,015,155

Regulatory and other assets:
Regulatory assets:
Unrecovered electric and gas costs	1,655,518	1,106,277
Deferred regulatory costs	3,326,515	3,679,960
Deferred pension	5,579,888	5,774,901
Other	722,405	728,235
Total deferred debits and other assets	11,284,326	11,289,373

Total assets	$108,109,333	$106,360,410

See accompanying notes to consolidated financial statements.

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

	(Unaudited)
	December 31, 2017	September 30, 2017
Liabilities and capitalization:

Long-term debt, less current installments	$36,161,056	$33,871,946
Less: debt issuance costs	(234,142)	(188,039)
Total long-term debt	35,926,914	33,683,907

Redeemable preferred stock - Series A	5,157,284	5,158,870
(Authorized 210,600 shares, issued and outstanding:
210,600 shares at December 31, 2017 and 210,600 shares at
September 30, 2017, less debt issuance costs of $114,465 and
$112,880, respectively)

Current liabilities:
Current portion of long-term debt	3,664,165	4,201,588
Borrowings under lines-of-credit and short-term debt	5,268,026	5,569,418
Accounts payable	2,191,602	2,140,058
Accrued expenses	456,775	490,292
Customer deposits and accrued interest	1,561,681	1,277,528
Dividends declared	466,394	465,056
Current income taxes	12,372	210,438
Total current liabilities	13,621,015	14,354,378

Deferred credits and other liabilities:
Deferred income taxes	7,294,407	6,785,440
Deferred compensation	1,483,091	1,443,729
Pension costs and post-retirement benefits	7,274,818	7,528,430
Other	0	126,067
Total deferred credits and other liabilities	16,052,316	15,883,666

Commitments and contingencies	0	0

Temporary equity:
Redeemable convertible preferred stock - Series B
(Authorized 360,000 shares, issued and outstanding:
244,263 shares at December 31 and September 30, 2017)	4,940,562	4,936,801

Common shareholders' equity:
Common stock (common stock $.01 par	30,003	29,948
value per share. Authorized 3,500,000 shares,
issued and outstanding 3,000,287 shares at
December 31, 2017 and 2,994,797 at September 30, 2017)
Other paid-in capital	27,169,809	27,084,467
Retained earnings	5,125,098	5,170,855
Accumulated other comprehensive income	86,332	57,518
Total stockholders' equity	32,411,242	32,342,788

Total liabilities and capitalization	$108,109,333	$106,360,410

See accompanying notes to consolidated financial statements.

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income
	Three Months Ended,
	(Unaudited) December 31, 2017	December 31, 2016
Utility operating revenues
Gas operating revenues	$5,869,972	$5,161,972
Electric operating revenues	1,900,570	1,930,191
Total utility operating revenues	7,770,542	7,092,163

Cost of Sales
Natural gas purchased	1,456,190	1,149,204
Electricity purchased	621,694	666,520
Total cost of sales	2,077,884	1,815,724

Gross margin	5,692,658	5,276,439

Cost and expense
Operating and maintenance expense	2,985,704	3,000,268
Taxes other than income taxes	837,119	491,071
Depreciation	607,700	519,800
Other deductions, net	76,169	133,856
Total costs and expenses	4,506,692	4,144,995

Utility operating income	1,185,966	1,131,444

Other income and (expense):
Interest expense	(566,534)	(457,009)
Other income	55,395	41,439
Investment income	19,681	60,003
(Loss) from joint ventures	(1,066)	(19,951)
Rental income	12,138	12,138

Net income, before income taxes	705,580	768,064

Income tax (expense), current	0	0
Income tax (expense), deferred	(284,943)	(299,565)
Total income tax expense	(284,943)	(299,565)

Net income	420,637	468,499
Less Preferred B Dividends	61,066	61,066
Net income attributable to common shareholders	359,571	407,433

Weighted average earnings per share-
basic:	$0.12	$0.14
diluted:	$0.12	$0.14

Average shares outstanding - basic	2,996,755	2,976,438
Average shares outstanding - diluted	2,996,755	2,976,438

See accompanying notes to consolidated financial statements

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income

	Three Months Ended,
	(Unaudited) December 31, 2017	December 31, 2016
Net Income	$420,637	$468,499
Other comprehensive income (loss):
Net unrealized gain (loss) on securities available for sale
net of tax of $19,613 and ($13,600), respectively	28,814	(19,490)
Total other comprehensive income (loss)	28,814	(19,490)

Total comprehensive income	$449,451	$449,009

See accompanying notes to consolidated financial statements

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES
Consolidated Statement of Changes in Shareholders' Equity
(Unaudited)

	Number of Shares	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total

Balances at September 30, 2017	2,994,797	$29,948	$27,084,467	$5,170,855	$57,518	$32,342,788

Issuance of common stock	5,490	55	85,342	—	—	85,397
Dividends declared on common	—	—	—	(405,328)	—	(405,328)
Dividends declared on Preferred B
Shares	—	—	—	(61,066)		(61,066)

Comprehensive income:
Change in unrealized gain on
securities available for sale,
net of income taxes	—	—	—	—	28,814	28,814
Net income	—	—	—	420,637	—	420,637
Balances at December 31, 2017	3,000,287	$30,003	$27,169,809	$5,125,098	$86,332	$32,411,242

See accompanying notes to consolidated financial statements

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Three Months Ended,
	(Unaudited) December 31, 2017	December 31, 2016
Cash flows from operating activities:
Net income	$420,637	$468,499
Adjustments to reconcile net income to net cash
Provided by (used in) operating activities:
Depreciation	607,700	519,800
Amortization of debt issuance cost	32,166	27,277
Non-cash pension expenses	195,013	169,627
Regulatory asset amortizations	96,229	227,223
Stock issued for services	44,628	36,015
(Gain) on sale of marketable securities	(8,847)	(58,681)
Deferred income taxes	284,943	299,565
Bad debt expense	10,001	4,589
Loss on joint ventures	1,066	19,951

Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(1,753,700)	(1,197,544)
Unbilled revenue	0	(163,206)
Gas stored underground	424,055	20,590
Materials and supplies inventories	191,414	186,113
Prepaid expenses	361,557	233,659
Unrecovered gas costs	(549,241)	(285,861)
Deferred regulatory costs	308,408	634,582
Other	6,230	(71,318)
Increase (decrease) in:
Accounts payable	51,544	72,622
Accrued expenses	(33,517)	(115,177)
Customer deposits and accrued interest	284,153	179,716
Deferred compensation	39,362	38,062
Deferred pension costs & post-retirement benefits	(253,612)	(322,000)
Other liabilities and deferred credits	(126,067)	(955,982)
Net cash provided by (used in) operating activities	634,122	(31,879)

Cash flows from investing activities:
Purchase of securities available-for-sale	(126,267)	(273,640)
Sale of securities available-for-sale	95,748	263,441
Collection of acquisition receivable	0	724,554
Amount (paid to) received from related parties	(3,541)	143,834
Investment in joint ventures	0	(205,000)
Capital expenditures	(1,778,640)	(1,529,194)
Net cash (used in) investing activities	(1,812,700)	(876,005)

Cash flows from financing activities:
Net repayment of lines-of-credit	(301,392)	(2,863,772)
Debt issuance costs paid	(105,902)	(2,000)
Dividends paid	(424,287)	(394,414
Proceeds under long-term debt	29,000,000	4,200,000
Repayment of long-term debt	(27,248,313)	(3,205,707)
Net cash provided by (used in) financing activities	920,106	(2,265,893)
Net decrease in cash	(258,472)	(3,173,777)

Cash and cash equivalents at beginning of period	442,930	3,808,968

Cash and cash equivalents at end of period	$184,458	$635,191

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$552,749	$457,136
Income taxes	$12,372	$46,500
Non-cash financing activities:
Dividends paid with shares	$40,769	$39,969
Number of shares issued for dividends	2,340	2,302

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

The consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Holding Company’s latest annual report on Form 10-K for the fiscal year ended September 30, 2017 (“Annual Report”), filed on December 29, 2017. These interim consolidated financial statements are unaudited.

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

Because our business is highly seasonal in nature, sales for each quarter of the year vary and are not comparable. Sales vary depending on seasonal variations in temperature, although the Gas Company’s weather normalization and revenue decoupling clauses that remain in effect pursuant to the latest New York Public Service Commission (“NYPSC”) rate order issued on June 15, 2017, in Case 16-G-0369 serve to stabilize net revenue, by insulating the Holding Company, to an extent, from the effects of unusual temperature variations and conservation. Certain larger customer classes are not covered by weather normalization or revenue decoupling and weather will impact revenue from these classes.

It is the Holding Company’s policy to reclassify amounts in the prior year financial statements to conform to the current year presentation.

New Accounting Pronouncements Not Yet Adopted (Leases)

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

In January 2016, the FASB issued new accounting guidance on the recognition and measurement of financial assets and financial liabilities. The new guidance requires realized gains and losses on marketable securities to be recorded through earnings rather than accumulated other comprehensive income. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early application is not permitted. The impact when adopted will be dependent on the amount of unrealized gains and losses on marketable securities we have in accumulated other comprehensive income at the time of adoption and subsequent changes in unrealized gains and losses in periods thereafter.

Adoption of New Accounting Guidance

In July 2015, the FASB issued new accounting guidance simplifying inventory measurement by requiring companies to value inventory at the lower of cost or net realizable value. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. The adoption of this guidance did not have a material effect on our consolidated financial statements.

Note 2 - Pension and Other Post-Retirement Benefit Plans

Components of Net Periodic Benefit Cost:

	Pension Benefits Three Months Ended December 31,		Other Benefits Three Months Ended December 31,
	2017	2016	2017	2016
Service Cost	$107,161	$110,024	$4,445	$5,285
Interest Cost	240,301	225,193	12,060	11,775
Expected return on plan assets	(300,205)	(278,977)	—	—
Amortization of prior service cost	—	656	887	887
Amortization of net (gain) loss	242,497	256,754	1,374	3,412
Net period benefit cost	$289,754	$313,650	$18,766	$21,359

For ratemaking and financial statement purposes, pension expense represents the amount approved by the NYPSC in the Gas Company’s most recently approved rate order issued on June 15, 2017 in Case 16-G-0369. Pension expense (benefit) for ratemaking and financial statement purposes was approximately $185,539 for the three months ended December 31, 2017 and $179,215 for the three months ended December 31, 2016. The difference between the pension expense (benefit) for ratemaking and financial statement purposes, and the amount computed above has been deferred as regulatory assets and is not included in the prepaid pension cost noted above.

The NYPSC has allowed the Gas Company to recover incremental costs associated with other post-retirement benefits through rates on a current basis. Other post-retirement benefit expense (benefit) for ratemaking and financial statement purposes was approximately $11,924 for the three months ended December 31, 2017 and $14,449 for the three months ended December 31, 2016. The difference between the other post-retirement benefit expense (benefit) for ratemaking and financial statement purposes, and the amount computed above has been deferred as a regulatory asset and is not included in the prepaid cost noted above. The net period benefit costs have been included in the income statement in the operating and maintenance expense. Total pension and OPEB costs are recorded in accordance with accounting prescribed by the NYPSC.

Contributions

The Holding Company expects to contribute approximately $1,207,755 to its Pension Plan and $85,904 to its other Post Retirement Benefit Plan in fiscal year 2018. A total of $350,864 has been paid to the Pension Plan for the first three months of this fiscal year.

Note 3 – Financing Activities

On November 30, 2017, the Gas Company entered into a long-term debt agreement with M&T Bank for $29 million at a fixed rate of 4.16% with a ten year maturity (the “November 2017 Credit Agreement”). Principal and interest payments on the note commenced on December 30, 2017, with 120 consecutive monthly payments of $296,651 due on the last day of each month, with the unpaid principal and any unpaid interest due and payable in full on November 30, 2027. This debt replaces all of the Gas Company long-term debt and a $3,000,000 demand note payable that was presented as long-term debt as of September 30, 2017. This debt is secured by all personal property of the Gas Company including, among other things, accounts receivable, deposit accounts, general intangibles, inventory, and all fixtures, pipelines, easements, rights of way and compressors in the Gas Company’s distribution system pursuant to a security agreement (the “November 2017 Security Agreement”). The November 2017 Credit Agreement contains various affirmative and negative covenants of the Gas Company including, among others: (i) a “Total Funded Debt to Tangible Net Worth” (as such terms are defined in the November 2017 Credit Agreement) ratio of not greater than 1.40 to 1.0; and (ii) a “Total Funded Debt to EBITDA” (as such terms are defined in the Credit Agreement) ratio of not greater than 3.75 to 1.0, and (iii) a minimum Cash Flow Coverage (as defined in the Credit Agreement) of not less than 1.10 to 1.0; in each case measured quarterly based on the Gas Company’s trailing twelve month operating performance and fiscal quarterly financial statements; delivery of compliance and financial statement requirements, and prohibitions on any sale of all or substantially all of its assets, acquisitions of substantially all the asset of any other entity, doing business under any assumed name, material changes to its business, purposes, structure or operations which could materially adversely affect the Gas Company, or any merger, consolidation or other similar transaction.

Events of Default under the November 2017 Credit Agreement and the term note which permit the Lender to exercise its remedies, including immediate acceleration of the principal and interest on any loans outstanding to the Gas Company, include, among others: (i) default in the payment of principal or interest on the loans under the November 2017 Credit Agreement, (ii) default by the Gas Company on any other obligation under the November 2017 Credit Agreement and related documents, (iii) failure to pay when due in any other obligations of the Gas Company which could result in the acceleration of that obligation, (iv) various failures by any pension plan maintained by the Gas Company to comply with applicable law or any underfunding which the Lender determines may have an material adverse effect on the Gas Company’s ability to repay its debts, (v) entry of any judgments or order of any court or governmental entity against the Gas Company, and (vi) various bankruptcy and insolvency events. In addition, additional events of default under the November 2017 Credit Agreement include: any adverse change in the Gas Company, its business, assets, operations, affairs or condition which the Lender determines will have a material adverse effect on the Gas Company, its business, assets, operation or condition (financial or otherwise) or on its ability to repay its debts, and at any time the Lender in good faith deems itself insecure with respect to payment of the Gas Company’s obligations to it or other performance of such obligations. The November 2017 Security Agreement contains various representations, warranties, covenants and agreements customary in security agreements and various events of default substantially similar to those in the November 2017 Credit Agreement with remedies under the New York Uniform Commercial Code and the November 2017 Security Agreement. This refinancing is consistent with our June 2017 NYSPSC rate order. The November 2017 term note may be prepaid upon payment of a prepayment premium equal to the greater of 1% of the amount prepaid or the present value of the spread between the 4.16% fixed interest rate of the 2017 Term Note and the then current “market rate” based on the most recent U.S. Treasury Obligations with a term corresponding to the remaining period to the Maturity Date.

On August 31, 2016, Pike entered into a Credit Agreement with M&T in the amount of $12.0 million. The Credit Agreement contains various affirmative and negative covenants of Pike including, (i) a total funded debt to tangible net worth ratio of not greater than 1.4 to 1.0, (ii) a total funded debt to EBITDA ratio of not greater than 3.75 to 1.0, and (iii) a minimum cash flow overage of not less than 1.1 to 1.0, with each of the financial covenants measured quarterly based on Pike’s trailing twelve month operating performance and fiscal quarterly financial statements commencing with the period ended September 30, 2017; compliance, accounting, and financial statement requirements, and prohibitions on changes in management or control, any sale of all or substantially all of its assets, acquisitions of substantially all the assets of any other entity, or other material changes to its business, purposes, structure or operations which could materially adversely affect Pike. The note bears interest at 3.0% above one-month LIBOR, adjusting daily, payable monthly commencing September 30, 2016. Principal payments on the note commenced March 31, 2017 (after six-months of interest only payments), with 53 consecutive monthly payments of $100,000 each due on the last day of each month, with the unpaid principal and any unpaid interest due and payable in full on August 31, 2021. The proceeds of the note were used to pay a portion of the purchase price of Pike as well as repay the Deutsche Bank loan of $3.2 million in fiscal 2016. Pike will owe a pre-payment penalty on payment of unpaid principal made in advance of the maturity date and must give at least a three-day notice prior to the payment.

We are in compliance with our financial covenant calculations as of December 31, 2017.

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

The Holding Company has determined the fair value of certain assets through application of FASB ASC 820 “Fair Value Measurements and Disclosures”.

Fair value of assets and liabilities measured on a recurring basis at December 31, 2017 and September 30, 2017 are as follows:

Fair Value Measurements at Reporting Date Using:

	Fair Value	Quoted Prices In Active Markets for Identical Assets/Liabilities (Level1)	Level 2	Level 3
December 31, 2017
Available-for-sale securities	$2,280,728	$2,280,728	$0	$0
September 30, 2017
Available-for-sale securities	$2,212,548	$2,212,548	$0	$0

A summary of the marketable securities at December 31, 2017 and September 30, 2017 is as follows:

	Cost Basis	Unrealized Gain	Unrealized Loss	Market Value
December 31, 2017
Cash and equivalents	$159,305	—	—	$159,305
Metlife stock value	40,377	—	—	40,377
Government and agency bonds	288,431	—	7,342	281,089
Corporate bonds	190,928	—	1,330	189,598
Mutual funds	24,382	225	—	24,607
Holding Company Preferred A Stock	624,875	2,700	—	627,575
Equity securities	807,335	150,842	—	958,177
Total securities	$2,135,633	$153,767	$8,672	$2,280,728

September 30, 2017
Cash and equivalents	$262,150	—	—	$262,150
Metlife stock value	40,377	—	—	40,377
Government and agency bonds	288,431	—	3,134	285,297
Corporate bonds	194,597	—	3,681	190,916
Mutual funds	24,382	678	—	25,060
Holding Company Preferred A Stock	572,875	—	—	572,875
Equity securities	733,068	102,805	—	835,873
Total securities	$2,115,880	$103,483	$6,815	$2,212,548

Realized gains included in earnings for the periods reported in investment income are as follows:

Investment Income	Three Months Ended,
	December 31, 2017	December 31, 2016
Total realized gains included in earnings	$8,847	$58,681

Financial assets and liabilities valued using level 1 inputs are based on unadjusted quoted market prices as of the close of business on the days noted within active markets.

Note 5 – Shareholders’ Equity

For the quarter ended December 31, 2017, there were a total of 5,490 shares of common stock issued for $44,628 of services and $40,769 of DRIP (dividend reinvestment program). There were 3,150 shares issued to directors and 2,340 shares issued to various investors under the DRIP.

For the quarter ended September 30, 2017, dividends were paid on October 15, 2017 to shareholders of record on September 30, 2017 in the amount of $403,990. For the quarter ended December 31, 2017, $405,328 was accrued for dividends paid on January 15, 2018 to shareholders of record on December 31, 2017.

As of November 12, 2013, the Holding Company registered 129,004 shares of common stock with a par value of $.01 per share for the DRIP. During the three months ended December 31, 2017, 2,340 shares were issued under this program.

Series A Cumulative Preferred Stock accrues cumulative dividends at a rate of 6.0% of the liquidation preference per share ($25.00) and are expected to be paid on or about the 14th day of April, July, October and January of each year starting October 14, 2016. For the quarter ended September 30, 2017, dividends were paid on October 15, 2017 in the amount of $78,975. For the quarter ended December 31, 2017, $78,975 was accrued for dividends paid on January 15, 2018. Dividends on the Series A Cumulative Preferred Stock are reported as interest expense. Series B Convertible Preferred Stock accrues cumulative dividends at a rate of 4.8% of the liquidation preference per share ($20.75) and are expected to be paid on or about the 14th day of April, July, October and January of each year commencing October 14, 2016. At September 30, 2017 there was $61,066 accrued for Series B dividends paid on October 15, 2017. For the quarter ended December 31, 2017, $61,066 was accrued for dividends paid on January 15, 2018. See Note 8 for additional information on the preferred stock, including its mandatory redemption provisions.

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

244,263 shares of Series B Convertible Preferred Stock were excluded from the calculation of diluted earnings per share for the quarters ended December 31, 2017 and 2016 because their inclusion would have been anti-dilutive.

On April 27, 2017, at its regular meeting, the Company’s Board of Directors declared a 20% common stock dividend payable to holders of record of its Common Stock on May 30, 2017, payable on or about June 15, 2017. The dividend was equivalent to one share of common stock issued for each five shares of common stock outstanding. There were 498,310 shares issued. The relative size of the additional shares issued made the substance of the transaction that of a stock split effected in the form of a dividend. It was the Company’s intent to obtain wider distribution and improved marketability of the shares. In accordance with this transaction there was no adjustment to the stated par value of the common stock and the Company recorded the transaction at par value. In connection with this dividend the conversion price for the preferred shares Series B was adjusted from one share of common stock to 1.2 shares. The Company has retrospectively restated the consolidated financial statements, share and per share information included in this report on a post-split basis.

Note 6 – Investment in Joint Ventures

The Holding Company has an interest in Leatherstocking Gas and Leatherstocking Pipeline, each of which is a joint venture with Mirabito Regulated Industries, LLC, accounted for by the equity method. Leatherstocking Gas is currently moving forward on expansions to several areas in the northeast. The Holding Company and Mirabito Industries, each own 50% of the joint venture and each appoints three managers to operate Leatherstocking Gas. The seventh manager is a neutral manager agreed to by the Holding Company and Mirabito Industries, who is not an officer, director, or employee of either company, currently Carl T. Hayden. The current managers are Joseph P. Mirabito, John J. Mirabito and William Mirabito from Mirabito Industries; Matthew J. Cook, Michael I. German and Russell S. Miller from the Holding Company; and Carl T. Hayden as the neutral manager. Michael I. German is the Chief Executive Officer and President of the Holding Company and is also a stockholder and current board member of the Holding Company. Joseph P. Mirabito and William Mirabito are stockholders and current board members of the Holding Company. Leatherstocking Gas has received franchises from the Village and Town of Sidney, Village and Town of Bainbridge, Village and Town of Windsor, Village and Town of Unadilla, and Village and Town of Delhi in New York. Leatherstocking Gas’ petitions for authority to exercise its franchises in the Town and Village of Windsor are currently pending before the NYPSC. In addition, Leatherstocking Gas has acquired sixteen franchises in Susquehanna and Bradford Counties, Pennsylvania. Leatherstocking Gas has met with potential customers and public officials, as well as attended public hearings, and believes there is interest in acquiring gas service. On July 25, 2013, Leatherstocking Gas signed a loan agreement with Five Star Bank for $1.5 million to finance construction in Bridgewater, Pennsylvania. This agreement increased to $1.8 million before converting to a long-term note. Construction in the Township of Bridgewater began in July 2013 and Leatherstocking Gas began serving customers in October 2013. Construction of the Borough of Montrose system started in the spring of 2014 and construction started in the Township of Dimock in November 2014. Leatherstocking Gas currently serves approximately 340 customers in these boroughs and townships as of December 31, 2017. On August 28, 2014, Leatherstocking Gas, as borrower, and Leatherstocking Pipeline as guarantor, entered into a loan agreement with Five Star Bank for up to $4 million over two years to finance the work and services required for the infrastructure costs and ongoing costs of underground piping construction projects in Montrose, Bridgewater and Dimock, Pennsylvania. This agreement required equity investments from the Holding Company and Mirabito Industries for a total of 67% of all amounts borrowed. During fiscal year 2014, $1,500,000 was borrowed and both the Holding Company and Mirabito Industries invested $500,000. During fiscal year 2015, $2,500,000 was borrowed and both the Holding Company and Mirabito Industries invested $850,000. As of September 30, 2015, Leatherstocking Gas had drawn the $4 million available over the two-year period on this loan. Both of these agreements have a loan covenant related to debt service coverage being at least 1.15 to 1. Leatherstocking Gas was in compliance with this covenant as of December 31, 2017.

In February 2015, Leatherstocking Gas purchased a 1.5 mile high pressure gas main along with a meter, heater and regulator station for $900,000. This purchase was funded with a new loan agreement with Five Star Bank for $540,000 and investments from the Holding Company and Mirabito Industries of $180,000 each. Another $100,000 was invested by both companies for total investments of $1,130,000 by each for the year ended September 30, 2015. The note matures on March 1, 2020 with an interest rate of 4.58%. With this purchase, Leatherstocking Gas began service to a large industrial customer.

On October 19, 2015, Leatherstocking Gas and Five Star Bank entered into an agreement which allowed Leatherstocking Gas to borrow up to $500,000 as a line-of-credit note with interest only payments to finance the continued and additional infrastructure cost of the construction project in Northern Pennsylvania. This required an investment of approximately $166,667 from both the Holding Company and Mirabito Industries. Leatherstocking Pipeline is a guarantor of this loan. As of December 31, 2017, Leatherstocking had drawn $486,137 against the credit line.

On August 24, 2017 Leatherstocking Gas and Wayne Bank entered into an agreement which allows Leatherstocking Gas to borrow up to $1 million as a line of credit note with interest only.  The rate of interest is a floating rate equal to the Wall Street Prime Rate. As of December 31, 2017, Leatherstocking had drawn $500,000 against the credit line.

On July 11, 2016, Leatherstocking Gas and Five Star Bank entered into an agreement which allows Leatherstocking Gas to borrow up to $1.25 million as a line-of-credit note with interest only payments to finance the continued and additional infrastructure cost of the construction project in Northern Pennsylvania. Approximately $693,000 has been drawn on this loan as of December 31, 2017. Leatherstocking Pipeline is a guarantor of this loan.

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

The following table represents the Holding Company’s investment activity in the Joint Ventures.

	Three Months Ended,
	December 31, 2017	December 31, 2016
Beginning balance in investment in joint ventures	$2,707,406	$2,583,582
Investment in joint ventures	—	205,000
Income (loss) in joint ventures	(1,066)	(19,951)
Ending balance in joint ventures	$2,706,340	$2,768,631

As of and for the three months ended December 31, 2017, the Joint Ventures had combined assets of $13.3 million, combined liabilities of $7.9 million and combined net losses of approximately $2,133. As of and for the three months ended December 31, 2016, the Joint Ventures had combined assets of $12.7 million, combined liabilities of $7.2 million and combined net losses of approximately $39,901.

Note 7 – Effective Tax Rate

Income tax expense:

	Three Months Ended,
	December 31, 2017	December 31, 2016
Current	$—	$—
Deferred	284,943	299,565
Total	$284,943	$299,565

 Actual income tax expense differs from the expected tax expense (computed by applying the federal corporate tax rate of 34% before income tax expense) as follows:

	2017	2016
Expected federal tax expense	$239,876	$261,352
State tax expense (net of federal)	30,923	65,380
Other, net	14,144	(27,167)
Actual tax expense	$284,943	$299,565

On December 22, 2017, the federal Tax Cuts and Jobs Act (“Tax Act”) was signed into law. The Tax Act makes significant changes to the federal tax structure, which will impact the tax liabilities of utility companies. The most immediate change is the reduction of the utilities’ corporate federal income tax rate from 35% to 21%. This change is not reflected in or effective for the Holding Company’s rate for the quarter ended December 31, 2017. Other aspects of the Tax Act will also impact utilities like the Holding Company, such as the treatment of bonus depreciation and net operating losses. Since the Tax Act was recently adopted and no regulations interpreting the Tax Act have been adopted to date, the Holding Company is unable to fully assess the effects of its adoption.

The NYPSC has instituted a proceeding to determine the implications of the Tax Act on New York utilities. The NYPSC in its December 29, 2017 order instituting Case 17-M-0815 stated its intent to ensure that net benefits accruing from the Tax Act are preserved for ratepayers, either through deferral accounting or another method, from the effective date of the Tax Act. The Pennsylvania Public Service Commission intends to review the Tax Act impacts on the utilities under its jurisdiction. The Company will defer the recognition of the tax benefit impact of the Tax Act as either an income tax benefit or a regulatory liability until the New York and Pennsylvania Commissions issue an order or directive on the accounting for the impact of the Tax Act.

Note 8 – Preferred Stock

The Holding Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission with respect to a subscription rights offering to its shareholders to issue up to approximately $11.0 million in preferred stock. The subscription rights were distributed on a one-for-one basis to stockholders of record as of April 14, 2016 and expired on June 20, 2016. The Form S-1 covered 2,469,861 subscription rights for the purchase of up to 140,000 shares of 6% Series A Cumulative Preferred Stock and up to 360,000 shares of 4.8% Series B Convertible Preferred Stock. Each subscription right entitled the holder to purchase either: (i) one-eighth share of the 6% Series A Cumulative Preferred Stock, par value $0.01 per share, for $25.00 per share, or (ii) one-sixth share of the 4.8% Series B Convertible Preferred Stock, par value $0.01 per share, for $20.75 per share, which is convertible in accordance with its terms into 1.2 shares of common stock, subject to adjustment. Of the 140,000 shares of Series A Cumulative Preferred Stock available, 105,303 shares were subscribed and of the 360,000 shares of Series B Convertible Preferred Stock available, 244,263 shares were subscribed.

Series A Cumulative Preferred Stock accrues cumulative dividends at a rate of 6.0% of the liquidation preference per share ($25.00) and are expected to be paid on or about the 14th day of April, July, October and January of each year starting October 14, 2016. The dates of record for the dividends, if any, will be March 31, June 30, September 30 and December 31, immediately preceding the relevant dividend payment date. On September 30, 2023, outstanding shares of Series A Cumulative Preferred Stock will mature and be redeemed solely in cash at a redemption price equal to the liquidation preference per share plus an amount equal to all accrued but unpaid dividends subject to our having funds legally available for redemption under New York law. The dividends for the three months ended December 31, 2017 and 2016 were $78,975 and $39,489, respectively, and these are recorded as interest expense.

In accordance with ASC 480, because of the mandatory redemption feature this is treated as liability. The issuance costs are treated as debt issuance costs and will be amortized over the life of the instrument. The debt issuance costs reduce the carrying value of the liability. The amortization of the Series A Cumulative Preferred Stock debt issuance costs was $2,538 and $2,898 for the three months ended December 31, 2017 and 2016, respectively.

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

Although by its terms the Series B Convertible Preferred Stock is mandatorily redeemable on September 30, 2026, in accordance with ASC 480 it is not considered mandatorily redeemable for accounting purposes as a result of the conversion feature presenting a contingency related to the redemption dates. Accordingly, this is not considered a liability. However, as a result of the decision related to conversion and not reaching redemption resting with the holder, this instrument has been classified as temporary equity in accordance with ASC 480. Upon conversion, the instrument would be reclassified as permanent equity. Dividends were $61,066 and $61,066 for the three months ended December 31, 2017 and 2016, respectively. The issuance costs of approximately $120,000 reduce the initial proceeds and will be accreted until redemption or conversion. During the three months ended December 31, 2017 and 2016 there was accretion of $3,762 and $4,154, respectively.

Note 9 – Rate Case

On June 17, 2016, the Gas Company filed with the NYPSC a three-year plan to implement a levelized increase in revenues from gas delivery service of $3,463,287 in each year over the period June 1, 2017 through May 31, 2020, resulting in total bill impacts on customers in each year of 10.4%.

On June 15, 2017, the NYPSC, in Case 16-G-0369, issued an Order Adopting Terms of Joint Proposal and Establishing Gas Rate Plan (the “June 2017 Order”) adopting without substantive modification a Joint Proposal (the “2017 Joint Proposal”) among the Gas Company, the Staff of the Department of Public Service, and Multiple Intervenors (which represents large industrial customers) to resolve all issues in Case 16-G-0369. As adopted by the June 2017 Order, the 2017 Joint Proposal is a comprehensive settlement extending for three consecutive Rate Years (the twelve months ending May 31, 2018, 2019 and 2020) and permits Corning Gas to increase its base rates for gas delivery service. The new base rates under the June 2017 Order, when offset by the elimination of existing surcharges at the beginning of Rate Year 1 and levelized over the three Rate Years, result in the following incremental revenue increases over the prior Rate Year: Rate Year 1 - $1,558,553, Rate Year 2 - $1,573,706, and Rate Year 3 - $1,566,594, equating to increases of approximately 6.2%, 5.9% and 5.5%, respectively, as a percentage of total delivery revenues including gas costs. The 2017 Joint Proposal, as adopted, permits a rate of return on common equity of 9.0%, and an “Earnings Sharing Mechanism” that provides for Corning Gas to retain all earnings above 9.00% up to and including 9.50%, and for customers to retain 50% of the earnings above 9.50% up to and including 10.00%, 75% of earnings above 10.00% up to and including 10.50%, and 90% of earnings above 10.50%.

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

Note 10 – Segment Reporting

The Company’s reportable segments have been determined based upon the nature of the products and services offered, customer base, availability of discrete internal financial information, homogeneity of products, delivery channel and other factors. The Company recognized these segments based on the acquisition of Pike in September of 2016.

The Gas Company is a gas distribution company providing gas on a commodity and transportation basis to its customers in the Southern Tier of New York State. Pike provides electricity and natural gas to Pike County, Pennsylvania. The Holding Company is the parent company of all subsidiaries and has a 50% ownership in the Leatherstocking joint ventures. The Appliance Company’s information is presented with the Holding Company as it has little activity.

The following table reflects the results of the segments consistent with the Holding Company’s internal financial reporting process. The following results are used in part, by management, both in evaluating the performance of, and in allocating resources to, each of the segments for the three months ended December 31, 2017.

As of and for the three months ended December 31, 2017

	Gas Company	Pike	Holding Company	Total Consolidated
Total electric utility revenue	$0	$1,900,570	$0	$1,900,570
Total gas utility revenue	$5,432,840	$437,132	$0	$5,869,972
Investment income	$19,681	$0	$0	$19,681
Equity investment (loss)	$0	$0	($1,066)	($1,066)
Net income (loss)	$424,316	$46,962	($50,641)	$420,637
Income tax expense (benefit)	$276,946	$39,660	($31,663)	$284,943
Interest expense	$358,283	$129,082	$79,169	$566,534
Depreciation expense	$442,545	$164,240	$915	$607,700
Amortization expense	$47,557	$48,672	$0	$96,229
Total assets	$81,907,287	$23,138,397	$3,063,649	$108,109,333
Capital expenditures	$1,702,185	$76,455	$0	$1,778,640

As of and for the three months ended December 31, 2016

	Gas Company	Pike	Holding Company	Total Consolidated
Total electric utility revenue	$0	$1,930,191	$0	$1,930,191
Total gas utility revenue	$4,753,176	$408,796	$0	$5,161,972
Investment income	$60,003	$0	$0	$60,003
Equity investment (loss)	$0	$0	($19,951)	$19,951)
Net income (loss)	$256,334	$261,719	($49,554)	$468,499
Income tax expense (benefit)	$139,113	$191,076	($30,624)	$299,565
Interest expense	$273,184	$136,172	$47,653	$457,009
Depreciation expense	$424,102	$95,698	$0	$519,800
Amortization expense	$204,419	$50,081	$0	$254,500
Total assets	$76,980,695	$23,649,283	$3,550,457	$104,180,435
Capital expenditures	$1,476,107	$35,362	$17,725	$1,529,194

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

The Holding Company’s primary business, through its subsidiaries Corning Gas and Pike, is natural gas and electricity distribution. Corning Gas serves approximately 15,000 residential, commercial, industrial and municipal customers in the Corning, Hammondsport and Virgil, New York, areas and two other gas utilities which serve the Elmira and Bath, New York, areas. It is franchised to supply gas service in all of the political subdivisions in which it operates. It also transports and compresses gas for a gas producer from the producer’s gathering network into an interstate pipeline. Corning Gas is under the jurisdiction of the New York Public Service Commission (“NYPSC”) which oversees and sets rates for New York gas distribution companies. In addition, Corning Gas has contracts with Corning Incorporated and Woodhull Municipal Gas Company, a small local utility, to provide maintenance service on their gas lines. Pike is an electricity and gas utility regulated by the Pennsylvania Public Utility Commission (“PAPUC”). Pike provides electric service to approximately 4,700 customers in the Townships of Westfall, Milford and the northern part of Dingman and in the Boroughs of Milford and Matamoras. Pike provides natural gas service to approximately 1,200 customers in Westfall Township and the Borough of Matamoras. All of these communities are located in Pike County, Pennsylvania. Additionally, Leatherstocking Gas distributes gas in Susquehanna and Bradford Counties, Pennsylvania, and has an application pending before the NYPSC for authority to provide gas distribution services in Broome County, New York. Leatherstocking Pipeline, an unregulated company, serves one customer in Lawton, Pennsylvania.

The market for natural gas in our traditional service territory is relatively saturated with limited growth potential. However, growth opportunities do exist in extending our mains to areas adjacent or reasonably close to areas we currently serve. In addition, the Gas Company continues to see expansion opportunities in the commercial and industrial markets. Some of our largest customers added additional facilities in our service area that is increasing our revenue and margins. We believe that one of our most promising growth opportunities for both revenues and margins is increasing connections with local gas production sources. We completed a new pipeline to Marcellus Shale gas in Pennsylvania in 2009 and that pipeline is significantly increasing throughput and margins on our system. In 2010, we upgraded portions of Line 4 which runs from Caton to the Bradley Station in Elmira and New York State Electric & Gas Corp (“NYSEG”), Line 7 which runs from Caton to the Compressor Station and Line 13, which runs from Stateline Station at the New York/Pennsylvania border to Line 4, to increase our capacity to transport local production gas. We have completed a compressor station that is working in conjunction with our pipeline upgrades to transport gas on our system and into the interstate pipeline system. In addition, the Holding Company has interests in two joint ventures, Leatherstocking Gas and Leatherstocking Pipeline (the “Joint Ventures”), to transport and provide gas to areas of the northeast currently without gas service. Through Leatherstocking Gas, we are continuing to pursue opportunities to provide natural gas to unserved areas of New York and Pennsylvania.

We continue to focus on improving the efficiency of our operations and making capital investments to improve our infrastructure. Corning Gas’s infrastructure improvement program concentrates on the replacement of older distribution mains and customer service lines. In fiscal 2017 we fixed 251 leaks and replaced 11.1 miles of main and 281 bare steel services. For the first three months of fiscal 2018 we repaired 63 leaks, replaced 89 bare steel services and replaced 28,826 feet of bare steel main.

The Company believes its key performance indicators are net income, shareholders’ equity and the safety of our system. Net income decreased by $47,862 for the three months ended December 31, 2017 compared to the three months ended December 31, 2016. Because the Holding Company’s principal operations are conducted through Corning Gas and Pike, both regulated utility companies, stockholders’ equity is an important performance indicator. The NYPSC and PAPUC allow Corning Gas and Pike to earn a just and reasonable return on stockholders’ equity as determined under applicable regulations. We believe this does not have a significant effect on our liquidity because even with our rate of return limited, we have sufficient cash collected from our earnings to support operations. Shareholders’ equity is, therefore, a precursor of future earnings potential. For the three months ended December 31, 2017 compared to December 31, 2016, shareholders’ equity increased from $31,881,742 to $32,411,242. We plan to continue our focus on building shareholders’ equity. Safety and efficiency indicators include leak repair, main and service replacements and customer service metrics. Key performance indicators:

	Three Months Ended,
	December 31, 2017	December 31, 2016
Net income	$420,637	$468,499
Shareholders' equity	$32,411,242	$31,881,742
Shareholders' equity per outstanding common share as of December 31,	$10.80	$10.65

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

Utility operating revenues increased $678,379 during the three months ended December 31, 2017 compared to the same periods last year mainly due to the rate increase at the Gas Company and more seasonal temperatures.

The following table summarizes our utility operating revenue:
	Three Months Ended,
	December 31, 2017	December 31, 2016
Retail electric revenue:
Residential	$936,773	$856,179
Commercial	925,066	1,045,650
Street lights	38,731	28,362
Total retail electric revenue	$1,900,570	$1,930,191

Retail gas revenue:
Residential	$3,588,771	$3,034,028
Commercial	562,169	484,994
Transportation	1,197,964	1,045,028
Total retail gas revenue	$5,348,904	$4,564,050

Total retail revenue	$7,249,474	$6,494,241

Wholesale	528,451	506,437
Local production	219,082	108,631
Other utility revenues	(226,465)	(17,146)
Total revenue	$7,770,542	$7,092,163

The following tables further summarize other utility revenues on the operating revenue table:

	Three Months Ended,
	December 31, 2017	December 31, 2016
Other utility revenues:
Customer discounts forfeited	$15,385	$12,690
Reconnect fees	866	1,196
Other gas revenues (see below)	(243,770)	(32,274)
Surcharges	1,054	1,242
Total other utility revenues	($226,465)	($17,146)

	Three Months Ended,
	December 31, 2017	December 31, 2016
Other gas revenues:
Delivery Rate Adjustment carrying costs	$0	$1,065
Contract customer reconciliation	(28,378)	124,442
Monthly RDM amortizations	(179,608)	(196,767)
Local production revenues	(37,047)	38,986
Annual DRA reconciliation	1,263	0
Total other gas revenues	($243,770)	($32,274)

Gas purchases are our largest expense. Purchased gas expense increased $306,986 for the three months ended December 31, 2017, compared to the same periods last year due primarily to higher volumes.

Gas Margin (the excess of utility gas revenues over the cost of natural gas purchased) percentage decreased 2.55% for the three months December 31, 2017 compared to the same periods last year primarily because of higher volumes sold for the period. Electric Margin (the excess of electric revenues over the cost) percentage increased 1.82% for the three months December 31, 2017 compared to the same periods last year primarily because of lower electricity prices for the period.

	Three Months Ended,
	December 31, 2017	December 31, 2016
Utility Electric Revenues	$1,900,570	$1,930,191
Electricity Purchased	621,694	666,520
Margin	$1,278,876	$1,263,671
Margin %	67.29%	65.47%

Utility Gas Revenues	$5,869,972	$5,161,972
Natural Gas Purchased	1,456,190	1,149,204
Margin	$4,413,782	$4,012,768
Margin %	75.19%	77.74%

Operating and Interest Expenses

Operating and maintenance expense decreased approximately $14,564 in the first quarter of fiscal 2018 compared to the same period of fiscal 2017. Taxes other than income taxes increased $346,048. The increase was primarily due to property tax increases of $207,640 that have been recovered in rates and GRT expense of $113,380, all other taxes increased by $25,028. The GRT expense for 2016 was recorded in the last quester of the Fiscal Year 2017. Depreciation expense increased $87,900 for the quarter ended December 31, 2017 because of depreciation costs particularly for Information Technology equipment at Pike and new pipe laid in the ground by the Gas Company. Other deductions, net, decreased $57,687 in this quarter compared to the same quarter in fiscal 2016 due mainly to lower miscellaneous expenses at Pike. Interest expense showed an increase of $109,525 for the quarter ended December 31, 2017 compared to the same periods last year due mainly to additional interest costs associated with additional Preferred A shares outstanding.

Net Income

Net income decreased by $47,862 for the three months ended December 31, 2017 compared to the three months ended December 31, 2016. This is mainly due to a higher booked gross receipts tax at Pike (timing issues), accelerated planned maintenance at Pike and higher depreciation. These increased expenses were offset by increased margin at the Gas Company.

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

On April 13, 2016, the Gas Company filed a petition in Case 16-G-0204 with the NYPSC, to defer leak repair and survey costs over and above the amounts permitted to be recovered in rates for 2015. See “Gas Company” under “Regulatory Matters” herein for additional information.

Capital expenditures are the principal use of internally generated cash flow.  To fund capital expenditures, the Gas Company needs to draw on both operating cash and new debt and/or equity. In fiscal year 2018 to date, the Gas Company has spent approximately $1.5 million on projects and safety-related infrastructure improvements. This, in conjunction with our growth projects, creates liquidity pressure on the Holding Company. We anticipate that our aggressive capital construction program will continue to require the Holding Company to raise new debt and/or equity.

Cash flows from financing activities of the Gas Company consist of repayment of long-term debt, new long-term borrowing, borrowings and repayments under our lines-of-credit, quarterly dividends paid and equity issuances. For the Gas Company’s operations, it has an $8.0 million revolving line of credit with M&T Bank. Interest is a variable rate determined by the Gas Company’s funded debt to EBITDA ratio calculated ninety days after the end of each quarter added to the daily LIBOR rate with no additional collateral or covenants beyond those included in the M&T Bank term notes. See Note 3 - Financing Activities of the notes to the consolidated financial statements above for further information. The amount outstanding under this line on December 31, 2017 was approximately $5.3 million with an interest rate of 4.425%. The Gas Company was in compliance with all of its loan covenants as of December 31, 2017.

During this quarter, we mainly withdrew gas from storage and as of December 31, 2017, had a balance of $958,141 worth of gas in storage. During the next quarter, the Gas Company will also be withdrawing gas from storage to have sufficient gas to supply customers for the winter season.

The Gas Company’s ability to incur long-term debt (i.e., debt with a term longer than 12 months) is subject to regulation by the NYPSC. Under a NYPSC order issued January 21, 2016 in Case 15-G-0460, the Gas Company was authorized to issue a total of $28.4 million of long-term debt by December 31, 2017, consisting of $15.3 million of refinanced existing long-term debt and $13.1 million of existing short-term and new long-term debt.

On November 17, 2017, the NYPSC issued an order (described in more detail below under “Regulatory Matters”) authorizing Corning Gas to issue up to $26 million to refinance its variable-rate bank loans and up to $18 million to fund its future construction expenditures, repay short-term debt, and to refinance its maturing debt obligations. The November 17, 2017 order also superseded the authorization granted in the January 21, 2016 order in Case 15-G-0460.

Consistent with the NYPSC orders, on November 30, 2017, the Gas Company entered into a long-term debt agreement with M&T Bank for $29 million at a fixed rate of 4.16% with a ten year maturity. Principal and interest payments on the note commenced on December 30, 2017, with 120 consecutive monthly payments of $296,651 due on the last day of each month, with the unpaid principal and any unpaid interest due and payable in full on November 30, 2027. This debt replaces all of the Gas Company long-term debt and a $3,000,000 demand note payable that was presented as long-term debt as of September 30, 2017. See Note 3 – Financing Activities to the consolidated financial statements for further information.

The Pike M&T Bank loan, which had a balance of $11.0 Million at December 31, 2017, bears interest at a variable rate determined by Pike’s funded debt to EBITDA (earnings before interest, income taxes, depreciation and amortization) ratio calculated ninety days after the end of each quarter added to the daily LIBOR rate. On December 31, 2017, the interest rate was 4.56%. The Gas Company and Pike relies heavily on its line of credit to finance the purchase of gas that is placed in storage. The M&T Bank vehicle loan amounting to $24,691 at December 31, 2017 bear interest at a fixed rate of 4.69%.

As of December 31, 2017, we believe that cash flow from operating activities and borrowings under our lines of credit will not be sufficient to satisfy our working capital and debt service requirements over the next twelve months. We believe new debt and proceeds from equity will be required to satisfy our capital expenditures to finance our internal growth needs for the next twelve months.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Regulatory Matters

Holding Company

On August 1, 2016, the NYPSC issued an order in Case 16-G-0200 approving the exercise of conversion rights (to common stock) on 4.8% Series B Convertible Preferred Stock by our three holders of 10% or more of our common stock. The three holders, our President Michael German, funds controlled or with investments managed by Mario Gabelli, and the Article 6 Marital Trust under the First Amended and Restated Jerry Zucker Revocable Trust, reported on filings with the U.S. Securities and Exchange Commission that they acquired 57,936, 73,398 and 0 shares of our Series B Convertible Preferred Stock, respectively. There can be no assurance that any of such shares will actually be converted into our common stock.

The Holding Company’s primary business, through its subsidiaries Corning Gas and Pike, is regulated by the NYPSC and PAPUC, respectively, among other agencies.

Corning Gas Company

On April 13, 2016, Corning Gas filed a petition in Case 16-G-0204 with the NYPSC, to defer leak repair and survey costs over and above the amounts permitted to be recovered in rates for 2015. In this petition we requested that the incremental cost of $349,547 together with the associated income tax effect, be deferred and recovered in a manner to be established in future rate proceedings. The Company recognized this deferral in the quarter ended March 31, 2016. The petition is still pending before the NYSPSC.

On June 15, 2017, the NYPSC issued an Order Adopting Terms of Joint Proposal and Establishing Gas Rate Plan (the “June 2017 Order”) adopting the Joint Proposal without substantive modification in Case16-G-0369.

As adopted by the June 2017 Order, the Joint Proposal is a comprehensive settlement extending for three consecutive Rate Years (the twelve months ending May 31, 2018, 2019 and 2020) and permits Corning Gas to increase its base rates for gas delivery service. The new base rates under the June 2017 Order, when offset by the elimination of existing surcharges at the beginning of Rate Year 1 and levelized over the three Rate Years, result in the following incremental revenue increases over the prior Rate Year: Rate Year 1 - $1,558,553, Rate Year 2 - $1,573,706, and Rate Year 3 - $1,556,594, equating to increases of approximately 6.2%, 5.9% and 5.5%, respectively, as a percentage of total delivery revenues including gas costs. The Joint Proposal, as adopted, permits a rate of return on common equity of 9.0%, and an “Earnings Sharing Mechanism” that provides for Corning Gas to retain all earnings above 9.00% up to and including 9.50%, and for customers to retain (a) 50% of the earnings above 9.50% up to and including 10.00%, (b) 75% of earnings above 10.00% up to and including 10.50%, and (c) 90% of earnings above 10.50%.

The Joint Proposal provides true-ups for property taxes, pension costs, and plant additions and continues performance metrics for safety and customer satisfaction from the prior rate case. Although the stringency of certain performance measures and the amount of certain negative revenue adjustments for failure to meet specific standards are increased, the Joint Proposal, as approved by the June 2017 Order, also provides opportunities for positive revenue adjustments for exceeding applicable standards with regard to certain measures. Because the June 2017 Order approving the Joint Proposal was issued after the June 1, 2017 commencement of Rate Year 1 of the three-year rate plan and new rates did not go into effect until July 1, 2017, the 2017 Order provides for each of the Gas Company and its customers to be placed in the same position in which they would have been if the new rates had gone into effect as of June 1, 2017. Any resulting revenue adjustments in favor of the Gas Company are deferred for future recovery, with interest.

By petition dated June 13, 2017, Corning Gas requested authority under Public Service Law §69 to issue approximately $44 million of long-term debt through December 31, 2020. In its petition, Corning Gas requested permission to refinance all or a portion of its existing loans with a ten-year fixed rate loan (“Refunding Debt”). In addition, Corning Gas requested authority to issue new debt through December 31, 2020 to fund its future construction expenditures, repay short-term debt incurred to finance previous years’ construction expenditures, and to refinance its maturing debt obligations (“New Debt”). The NYSPSC, in an order issued November 17, 2017, authorized Corning Gas to issue up to $26 million for Refunding Debt and up to $18 million for New Debt.

Pike

The acquisition of Pike was subject to the approval of the PAPUC. At its public meeting held on August 11, 2016, the PAPUC approved the Recommended Decision of the Administrative Law Judge, dated June 30, 2016, which approved the Joint Petition for Full Settlement of the Joint Application of Pike, Orange and Rockland Utilities, Inc. (“O&R”) and the Company, and the Pennsylvania Office of Consumer Advocate and the Pennsylvania Officer of Small Business Advocate (the “Settlement”). The Settlement requires Pike and the Holding Company to take a variety of actions including, among a series of other matters, hiring a general manager and other staffing of Pike, which had no employees when owned by O&R, and not filing for a rate increase prior to March 1, 2018.

On January 23, 2018 Pike filed a petition with the Pennsylvania Public Utility Commission (“PAPUC”) a Securities Certificate for a refinanced loan in the amount of $11,200,000. The purpose of this Securities Certificate filing is to seek approval by the PAPUC for Pike to renew and extend its existing term loan originally used to purchase the stock of Pike from Orange and Rockland Utilities. The Securities Certificate for the existing term loan was approved by the Commission on August 11, 2016 at Docket No. S-2015-2517115.

Leatherstocking Gas

On February 20, 2015, Leatherstocking Gas, pursuant to Section 68 of the Public Service Law, filed with the NYPSC for a Certificate of Public Convenience and Necessity and for approval of, and permission to exercise, franchises previously granted in the Town of Windsor (Case 15-G-0098) and Village of Windsor (Case 15-G-0099). NYPSC review of the applications is pending.

On February 27, 2015, Leatherstocking Gas, pursuant to Public Service Law Section 69, filed with the NYPSC for authority to issue long-term indebtedness in the principal amount of $2,750,000 for the purpose of financing new construction in the Town and Village of Windsor. The Commission review of the application in Case 15-G-0128 is pending.

Critical Accounting Policies

Our significant accounting policies are described in the notes to the Consolidated Financial Statements in the Holding Company’s Form 10-K for the year ended September 30, 2017, filed on December 29, 2017. It is important to understand that the application of generally accepted accounting principles involves certain assumptions, judgments and estimates that affect reported amounts of assets, liabilities, revenues and expenses. Thus, the application of these principles can produce varying results from company to company. The most significant principles that impact us are discussed below.

Accounting for Utility Revenue and Cost of Gas Recognition

Corning Gas records revenues from residential and commercial customers based on meters read on a cycle basis throughout each month, while certain large industrial and utility customers’ meters are read at the end of each month. Corning Gas does not accrue revenue for gas delivered but not yet billed, as the NYPSC requires that such accounting be adopted during a rate proceeding, which we have not done. Currently Corning Gas does not anticipate adopting unbilled revenue recognition nor does it believe it would have a material impact on financial results. Our tariffs contain mechanisms that provide for the recovery of the cost of gas applicable to firm customers, which includes estimates. Under these mechanisms, we periodically adjust rates to reflect increases and decreases in the cost of gas and electricity. Annually, we reconcile the difference between the total gas costs collected from customers and the cost of gas. We defer any excess or deficiency and subsequently either recover it from, or refund it to, customers over the following twelve-month period for gas. Quarterly, we reconcile the difference between electric costs collected from customers and the cost of electricity. The Default Service Charges for electricity are adjusted every quarter. To the extent estimates are inaccurate; a regulatory asset on the balance sheet is increased or decreased. Leatherstocking Gas reads all meters at the end of the month and therefore has no unbilled. Pike accrues for unbilled revenue monthly for customer meters read in current month and not billed until the next month. Those revenues are provided monthly by O&R as part of our Transition Services Agreement and are recognized as an unbilled revenue asset, separate from customer accounts receivable.

Accounting for Regulated Operations - Regulatory Assets and Liabilities

Corning Gas is subject to regulation by the NYPSC and Pike is subject to regulation by the PAPUC. We record the results of our regulated activities in accordance with Financial Accounting Standards Board (FASB) ASC 980 (prior authoritative literature: Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation”), which results in differences in the application of generally, accepted accounting principles between regulated and non-regulated businesses. FASB ASC 980 requires the recording of regulatory assets and liabilities for certain transactions that would have been treated as revenue and expense in non-regulated businesses. In certain circumstances, FASB ASC 980 allows entities whose rates are determined by third-party regulators to defer costs as "regulatory" assets in the balance sheet to the extent that the entity expects to recover these costs in future rates. Management believes that currently available facts support the continued application of FASB ASC 980 and that all regulatory assets and liabilities are recoverable or refundable through the regulatory environment.

In fiscal year 2015, the Company determined that it met the criteria to record the minimum pension liability as a regulatory asset in accordance with ASC 980-715-25-5. Adjustments to other comprehensive income and regulatory assets were recorded in the current period in accordance with ASC 980-715-25-8, because the criteria established was determined to be met in the current period. The amount of the regulatory asset was $3,665,926. The increase to OCI was $2,748,238. Factors considered include consistent recovery of the pension costs on an accrual basis historically and in the current rate case, no indication of expected changes to recovery, and the existence of a reconciliation process to track the recovery of these costs. For these reasons management determined the Gas Company meets the criteria as set forth in ASC 980-725-25-5. For additional information, see the Notes to the Consolidated Financial Statements.

Accounting for Income Taxes

The Holding Company uses the asset and liability method to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Holding Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. In addition, such deferred tax assets and liabilities will be adjusted for the effects of enacted changes in tax laws and rates. All deferred tax assets and liabilities are presented as non-current.

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

Pension and Post-Retirement Benefits

The amounts reported in our consolidated financial statements related to pension and other post-retirement benefits are determined on an actuarial basis, which requires the use of many assumptions in the calculation of such amounts. These assumptions include the discount rate, the expected return on plan assets, the rate of compensation increase and, for other post-retirement benefits, the expected annual rate of increase in per capita cost of covered medical and prescription benefits. Changes in actuarial assumptions and actuarial experience could have a material impact on the amount of our pension and post-retirement benefit costs and funding requirements. In 2016, the mortality assumption was changed to the sex-distinct RP-2014 Mortality Tables with improvements projected using Scale MP-2016 on a fully generational basis. The change in discount rate from 4.20% to 4.49% as of September 2017 decreased the benefit obligation. The net effect of changes to the assumptions and discount rate is a decrease of approximately $1.3 million to the pension benefit obligation. However, we expect to recover substantially all our net periodic pension and other post-retirement benefit costs attributed to employees in accordance with NYPSC authorization. For financial reporting purposes, the difference between the amounts of such costs as determined under applicable accounting principles is recorded as either a regulatory asset or liability.

Preferred Stock and Temporary Equity

The Holding Company classifies its Series B redeemable convertible preferred shares, which includes preferred shares subject to redemption upon the occurrence of uncertain events not solely within control of the Holding Company, as temporary equity in the mezzanine section of the balance sheet, in accordance with the guidance enumerated in FASB ASC No. 480-10 "Distinguishing Liabilities from Equity". The Holding Company also analyzes the embedded conversion feature for bifurcation, based on whether the host instrument has more equity-like or debt-like characteristics. Dividends are recorded as a reduction to retained earnings and issuance costs reduce the initial proceeds and are then accreted over the life of the instrument to the redemption amount.

The Holding Company records its Series A mandatorily redeemable preferred stock as a liability in accordance with ASC 480. Dividends are recorded as interest expense and issuance costs are treated the same way as debt issuance costs.

Cautionary Statement Regarding Forward-Looking Statements

This report contains statements which, to the extent they are not recitations of historical facts, constitute "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 (Reform Act). The words "estimate", "project", "anticipate", "expect", "intend", "believe", "could" and similar expressions are intended to identify forward-looking statements. All such forward-looking statements are intended to be subject to the safe harbor protection provided by the Reform Act. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be achieved. As forward looking statements, these statements involve risks, uncertainties and other factors that could cause actual results to differ materially from the expected results. Accordingly, actual results may differ materially from those expressed in any forward looking statements. Factors that could cause results to differ materially from our management's expectations include, but are not limited to, those listed under Item 1A - "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended September 30, 2017, and in our Prospectus, dated April 15, 2017, forming a portion of our Registration Statement on Form S-1 (File No. 333-208943), filed with the Securities and Exchange Commission on April 25, 2016, in addition to:

*	the effect of any interruption in our supply of natural gas or electricity or a substantial increase in the price of natural gas or electricity,
*	our ability to successfully negotiate new supply agreements for natural gas as they expire, on terms favorable to us, or at all,
*	the effect on our operations of any action by the NYPSC, with respect to Corning Gas or PAPUC, with respect to Pike and our joint venture interest in Leatherstocking Gas.
*	the effect of any litigation,
*	the effect on our operations of unexpected changes in any other applicable legal or regulatory requirements,
*	the amount of natural gas produced and directed through our pipeline by producers,
*	our ability to obtain additional equity or debt financing to fund our capital expenditure plans and for general corporate purposes,
*	our successful completion of various capital projects and the use of pipelines, compressor stations and storage by customers and counterparties at levels consistent with our expectations,
*	our successful integration of Pike County Light & Power into our current operations,
*	our ability to retain the services of our senior executives and other key employees,
*	our vulnerability to adverse economic and industry conditions generally and particularly the effect of those conditions on our major customers,
*	the effect of any leaks in our transportation and delivery pipelines, and
*	competition to our gas transportation business from other pipelines.

Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update any forward-looking statement in light of new information or future events.

Item 4 - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2017, the Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. Based upon the Company’s evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2017.

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

Item 1A. Risk Factors.

Please refer to risk factors listed under Item 1A – “Risk Factors” of the Holding Company’s Form 10-K for the fiscal year ended September 30, 2017, and in our Prospectus, dated April 15, 2017, forming a portion of our Registration Statement on Form S-1 (File No. 333-208943), filed with the Securities and Exchange Commission on April 25, 2016, for disclosure relating to certain risk factors applicable to the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information.

None

Item 6. Exhibits.

10.1	Amended and Restated Credit Agreement, dated November 30, 2017 between Corning Natural Gas Company and M&T Bank *
10.2	Replacement Term Note, dated November 30, 2017 from Corning Natural Gas Company to M&T Bank in the initial principal amount of $29,000,000, with Prepayment Premium Rider.*
10.3	Amended and Restated General Security Agreement, dated November 30, 2017 from Corning Natural Gas Corporation and M&T Bank *
31.1**	Certification of the Chief Executive Officer and President pursuant to 17 CFR Section 240.13a-14
31.2**	Certification of the Chief Financial Officer and Treasurer pursuant to 17 CFR Section 240.13a-14
32.1***	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to
18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101***	The following materials from the Corning Natural Gas Holding Corporation Quarterly Report on Form
10Q for the period ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language):
(i) the Consolidated Balance Sheets at December 31, 2017 and September 30, 2017,
(ii) the Consolidated Statements of Income and Comprehensive Income for the three months ended December 31, 2017 and December 31, 2016.
(iii) the Consolidated Statements of Cash Flows for the three months ended December 31, 2017 and December 31, 2016, and
(iv) related notes to the Condensed Consolidated Financial Statements

* Incorporated by reference to the Corning Natural Gas Holding Company Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2017.
** Filed herewith *** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORNING NATURAL GAS HOLDING CORPORATION

Date: February 14, 2018 By: /s/ Michael I. German

Michael I. German, Chief Executive Officer and President

(Principal Executive Officer)

Date: February 14, 2018 By: /s/ Firouzeh Sarhangi

Firouzeh Sarhangi, Chief Financial Officer and Treasurer

(Principal Financial and Accounting Officer)

