Form 10-Q
period 2018-03-31
Corning Natural Gas Holding Corp
filed 2018-05-11
CIK 1582244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 000-55911

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding as of May 7, 2018
Common Stock, $.01 par value	3,012,763

1

PART I

FINANCIAL INFORMATION
Item 1.	Financial Statements

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

Assets	March 31, 2018	September 30, 2017
	(Unaudited)
Plant:
Utility property, plant and equipment	$109,752,801	$106,976,488
Less: accumulated depreciation	(25,915,985)	(24,840,560)
Total plant utility and non-utility, net	83,836,816	82,135,928

Investments:
Marketable securities available-for-sale at fair value	2,114,211	2,212,548
Investment in joint ventures	2,742,672	2,707,406
	4,856,883	4,919,954
Current assets:
Cash and cash equivalents	376,611	442,930
Customer accounts receivable, (net of allowance for
uncollectible accounts of $220,629 and $50,311, respectively)	5,054,071	2,729,875
Other accounts receivable	496,307	583,176
Related party receivables	119,091	90,533
Gas stored underground, at average cost	102,195	1,382,196
Materials and supplies inventory	1,235,334	1,336,857
Prepaid expenses	1,940,236	1,449,588
Total current assets	9,323,845	8,015,155

Regulatory and other assets:
Regulatory assets:
Unrecovered electric and gas costs	649,407	1,106,277
Deferred regulatory costs	4,516,672	4,166,223
Deferred pension	5,843,848	5,774,901
Other	593,804	604,816
Total deferred debits and other assets	11,603,731	11,652,217

Total assets	$109,621,275	$106,723,254

See accompanying notes to consolidated financial statements.

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

Liabilities and capitalization:	March 31, 2018	September 30, 2017
	(Unaudited)

Long-term debt, less current installments	$35,237,232	$33,871,946
Less: debt issuance costs	(245,017)	(188,039)
Total long-term debt	34,992,215	33,683,907

Redeemable preferred stock - Series A	5,155,717	5,158,870
(Authorized 210,600 shares, issued and outstanding:
210,600 shares at March 31, 2018 and 210,600 shares at
September 30, 2017, less debt issuance costs of $109,283 and
$112,880, respectively)

Current liabilities:
Current portion of long-term debt	3,689,408	4,201,588
Borrowings under lines-of-credit and short-term debt	4,021,118	5,569,418
Accounts payable	3,400,653	2,140,058
Accrued expenses	673,460	490,292
Customer deposits and accrued interest	747,762	1,277,528
Dividends declared	482,176	465,056
Current income taxes	0	210,438
Total current liabilities	13,014,577	14,354,378

Deferred credits and other liabilities:
Deferred income taxes	8,028,134	6,785,440
Deferred compensation	1,391,255	1,443,729
Pension costs and post-retirement benefits	7,661,553	7,528,430
Other	653,215	488,640
Total deferred credits and other liabilities	17,734,157	16,246,239

Commitments and contingencies	0	0

Temporary equity:
Redeemable convertible preferred stock - Series B
(Authorized 360,000 shares, issued and outstanding:
244,263 shares at March 31, 2018 and September 30, 2017)	4,944,324	4,936,801

Common stockholders' equity:
Common stock (common stock $.01 par	30,102	29,948
value per share. Authorized 3,500,000 shares,
issued and outstanding 3,010,207 shares at
March 31, 2018 and 2,994,797 at September 30, 2017,
respectively)
Other paid-in capital	27,138,301	27,084,738
Retained earnings	6,563,452	5,170,855
Accumulated other comprehensive income	48,430	57,518
Total stockholders' equity	33,780,285	32,343,059

Total liabilities and capitalization	$109,621,275	$106,723,254

See accompanying notes to consolidated financial statements.

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)	Three Months Ended		Six Months Ended
	March 31, 2018	March 31, 2017	March 31, 2018	March 31, 2017
Utility operating revenues
Gas operating revenues	$11,116,721	$8,958,092	$16,986,693	$14,120,064
Electric operating revenues	1,941,442	2,006,366	3,842,012	3,936,557
Total utility operating revenues	13,058,163	10,964,458	20,828,705	18,056,621

Cost of sales
Gas purchased	3,949,255	2,744,427	5,405,445	3,893,631
Electricity purchased	536,380	672,728	1,158,074	1,339,247
Total cost of sales	4,485,635	3,417,155	6,563,519	5,232,878

Cost and expense
Operating and maintenance expense	3,469,751	3,357,181	6,455,455	6,357,449
Taxes other than income taxes	910,560	545,023	1,747,679	1,036,094
Depreciation	575,654	539,411	1,183,354	1,059,211
Other deductions, net	81,725	131,375	157,894	265,231
Total costs and expenses	5,037,690	4,572,990	9,544,382	8,717,985

Utility operating income	3,534,838	2,974,313	4,720,804	4,105,758

Other income and (expense)
Interest expense	(546,639)	(448,412)	(1,113,173)	(905,421)
Other income (expense)	(5,719)	2,825	49,676	44,264
Investment income	39,814	9,523	59,495	69,526
Gain from joint ventures	36,332	23,549	35,266	3,598
Rental income	12,138	12,138	24,276	24,276

Net income from utility operations, before income taxes	3,070,764	2,573,936	3,776,344	3,342,001

Income taxes, deferred	(1,150,234)	(913,259)	(1,435,177)	(1,212,824)

Net income	1,920,530	1,660,677	2,341,167	2,129,177
Less Series B Preferred Stock Dividends	61,066	61,066	122,132	122,132
Net income attributable to common shareholders	$1,859,464	$1,599,611	$2,219,035	$2,007,045

Weighted average earnings per share-
basic:	$0.62	$0.54	$0.74	$0.67
diluted:	$0.58	$0.51	$0.71	$0.65

Average shares outstanding - basic	3,008,130	2,984,211	3.004,521	2,980,281
Average shares outstanding - diluted	3,301,246	3,277,326	3,297,636	3,273,397

See accompanying notes to consolidated financial statements

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
	Three Months Ended		Six Months Ended
	March 31, 2018	March 31, 2017	March 31, 2018	March 31, 2017
Net Income	$1,920,530	$1,660,677	$2,341,167	$2,129,177
Other comprehensive income (loss)
Net unrealized gain (loss) on securities available for sale
net of tax of $(37,259), $16,554, (17,646) and $2,954, respectively	(37,902)	26,224	(9,088)	6,734

Total comprehensive income	$1,882,628	$1,686,901	$2,332,079	$2,135,911

See accompanying notes to consolidated financial statements

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES
Consolidated Statement of Changes in Common Stockholders' Equity For the Six Months ended March 31, 2018
(Unaudited)

					Accumulated
	Number of	Common	Additional Paid In	Retained	Other Comprehensive
	Shares	Stock	Capital	Earnings	Income	Total

Balances at September 30, 2017	2,994,797	$29,948	$27,084,738	$5,170,855	$57,518	$32,343,059

Issuance of common stock	15,410	154	206,727	—	—	206,881
Dividends declared on common	—	—	—	(826,438)	—	(826,438)
Dividends declared on Preferred B Shares				(122,132)		(122,132)
Stock issuance costs Series B	—	—	(153,164)	—	—	(153,164)
Comprehensive loss:
Change in unrealized gain on
securities available for sale, net of income taxes	—	—	—	—	(9,088)	(9,088)
Net income	—	—	—	2,341,167	—	2,341,167
Balances at March 31, 2018	3,010,207	$30,102	$27,138,301	$6,563,452	$48,430	$33,780,285

See accompanying notes to consolidated financial statements

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
	Six Months Ended
	March 31, 2018	March 31, 2017
Cash flows from operating activities:
Net income	$2,341,167	$2,129,177
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	1,183,354	1,059,211
Amortization of debt issuance cost	53,570	45,303
Non-cash pension expenses	758,688	441,898
Regulatory asset amortizations	143,487	454,446
Stock issued for services	127,316	72,030
Loss (Gain) on sale of marketable securities	42,444	(53,544)
Deferred income taxes	1,435,177	1,212,824
Bad debt expense	127,690	13,791
Undistributed earnings on joint ventures	(35,266)	(3,598)

Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(2,365,017)	(1,828,613)
Unbilled revenue	0	(68,875)
Gas stored underground	1,280,001	502,244
Materials and supplies inventories	101,523	282,172
Prepaid expenses	(490,648)	(421,676)
Unrecovered gas and electric costs	456,870	97,241
Deferred regulatory costs	(881,087)	229,916
Other	321	(5,518)
Increase (decrease) in:
Accounts payable	1,260,595	(379,332)
Accrued expenses	183,168	57,967
Customer deposits and accrued interest	(529,766)	(647,393)
Deferred compensation	(52,474)	(76,198)
Deferred pension costs & post-retirement benefits	(694,512)	(645,000)
Other liabilities and deferred credits	(39,283)	(874,426)
Net cash provided by operating activities	4,407,318	1,594,047

Cash flows from investing activities:
Purchase of securities available-for-sale	(153,141)	(416,627)
Sale of securities available-for-sale	199,946	553,666
Collection of acquisition receivable	0	724,554
Amount (paid to) received from related parties	(28,558)	172,476
Investment in joint ventures	0	(205,000)
Capital expenditures	(2,884,243)	(2,439,245)
Net cash used in investing activities	(2,865,996)	(1,610,176)

Cash flows from financing activities:

Net repayments on lines-of-credit	(1,548,300)	(4,225,588)
Debt issuance costs paid	(60,292)	(2,000)
Proceeds from Preferred A Shares	0	867,425
Dividends paid	(852,155)	(787,429)
Proceeds under long-term debt	29,000,000	4,200,000
Repayment of long-term debt	(28,146,894)	(3,725,780)
Net cash used in financing activities	(1,607,641)	(3,673,372)
Net decrease in cash and cash equivalents	(66,319)	(3,689,501)

Cash and cash equivalents at beginning of period	442,930	3,808,968

Cash and cash equivalents at end of period	$376,611	$119,467

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$878,704	$797,673
Income taxes	$27,372	$46,500
Non-cash financing activities:
Dividends paid with shares	$81,433	$80,366
Number of shares issued for dividends	4,535	4,546

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

Because our business is highly seasonal in nature, sales for each quarter of the year vary and are not comparable. Sales vary depending on seasonal variations in temperature, although the Gas Company’s weather normalization and revenue decoupling clauses approved by the New York Public Service Commission (“NYPSC”) serve to stabilize net revenue, by insulating the Holding Company, to an extent, from the effects of unusual temperature variations and conservation. Certain larger customer classes are not covered by weather normalization or revenue decoupling and weather will impact revenue from these classes. Neither Pike nor Leatherstocking have weather normalization or revenue decoupling clauses.

On March 3, 2018 the area Pike services experienced a major storm. Winter Storm Riley resulted in high winds and wet heavy snow, causing trees to fall to the ground, taking down numerous poles, spans of primary, secondary and service conductors, and damaging numerous pole top transformers. The cost of restoration is estimated at $1.4 million. The $1.4 million is comprised of approximately $0.2 million of capital expenditures and $1.2 million of operation and maintenance repairs. On April 20, 2018 Pike filed a petition with Pennsylvania Public Utility Commission “PAPUC” for permission to defer losses, for accounting and financial reporting purposes, resulting from the operation and maintenance expenses arising from severe storm damage, and to amortize such losses commencing on the date when rates are changed pursuant to the Commission's final order in Pike’s next general rate case.

Cautionary Statement Regarding Forward-Looking Statements

This report contains statements which, to the extent they are not recitations of historical facts, constitute "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 (Reform Act). The words "estimate", "project", "anticipate", "expect", "intend", "believe", "could" and similar expressions are intended to identify forward-looking statements. All such forward-looking statements are intended to be subject to the safe harbor protection provided by the Reform Act. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be achieved. As forward looking statements, these statements involve risks, uncertainties and other factors that could cause actual results to differ materially from the expected results. Accordingly, actual results may differ materially from those expressed in any forward looking statements. Factors that could cause results to differ materially from our management's expectations include, but are not limited to, those listed under Item 1A - "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended September 30, 2017, filed on December 29, 2017, and in our Prospectus, dated April 15, 2017, forming a portion of our Registration Statement on Form S-1 (File No. 333-208943), filed with the Securities and Exchange Commission on April 25, 2016, in addition to:

*	the effect of any interruption in our supply of natural gas or electricity or a substantial increase in the price of natural gas or electricity,
*	our ability to successfully negotiate new supply agreements for natural gas as they expire, on terms favorable to us, or at all,
*	the effect on our operations of any action by the NYPSC, with respect to Corning Gas or PAPUC, with respect to Pike and our joint venture interest in Leatherstocking Gas,
*	the effect of any litigation,
*	the effect on our operations of unexpected changes in any other applicable legal or regulatory requirements,
*	the amount of natural gas produced and directed through our pipeline by producers,
*	our ability to obtain additional equity or debt financing to fund our capital expenditure plans and for general corporate purposes,
*	our successful completion of various capital projects and the use of pipelines, compressor stations and storage by customers and counterparties at levels consistent with our expectations,
*	our successful integration of Pike into our current operations,
*	our ability to retain the services of our senior executives and other key employees,
*	our vulnerability to adverse economic and industry conditions generally and particularly the effect of those conditions on our major customers,
*	the effect of any leaks in our transportation and delivery pipelines,
*	competition to our gas transportation business from other pipelines, and
*	weather events in the Pike service territory that negatively impacts our above ground electric distribution systems, potentially creating large costs for service restoration.

Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update any forward-looking statement in light of new information or future events.

New Accounting Pronouncements Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance on revenue from contracts with customers. The new guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods and services to customers. The updated guidance will replace most existing revenue recognition guidance in GAAP when it becomes effective. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. We do not expect this to have a significant impact on our consolidated financial statements but will require additional disclosures.

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

Note 2 - Pension and Other Post-Retirement Benefit Plans

Components of Net Periodic Benefit Cost:

Pension Benefits
	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Service Cost	$107,160	$110,025	$214,321	$220,049
Interest Cost	240,300	225,193	480,601	450,386
Expected return on plan assets	(300,205)	(278,978)	(600,410)	(557,955)
Amortization of prior service cost	—	655	—	1,311
Amortization of net (gain) loss	242,497	256,754	484,994	513,508
Net period benefit cost	$289,752	$313,649	$579,506	$627,299

Other Benefits
	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Service Cost	$4,446	$5,285	$8,891	$10,570
Interest Cost	12,060	11,774	24,120	23,549
Expected return on plan assets	—	—	—	—
Amortization of prior service cost	887	887	1,774	1,774
Amortization of net (gain) loss	1,373	3,412	2,747	6,824
Net period benefit cost	$18,766	$21,358	$37,532	$42,717

For ratemaking and financial statement purposes, pension expense represents the amount approved by the NYPSC in the Gas Company’s most recently approved rate case. Pension expense for ratemaking and financial statement purposes was approximately $437,000 for the six months ended March 31, 2018 and $485,000 for the six months ended March 31, 2017. The cumulative difference between the pension expense for ratemaking and financial statement purposes, has been deferred as a regulatory asset and amounted to $846,597 at March 31, 2018.

The NYPSC has allowed the Gas Company to recover incremental costs associated with other post-retirement benefits through rates on a current basis. Other post-retirement benefit expense for ratemaking and financial statement purposes was approximately $29,000 for six months ended March 31, 2018 and approximately $37,000 for the six months ended March 31, 2017. The cumulative difference between the other post-retirement benefit expense for ratemaking and financial statement purposes, has been deferred as a regulatory asset and amounted to $85,348 at March 31, 2018.

Contributions

The Gas Company expects to contribute $1,207,755 to its Pension Plan and $85,904 to its other Post Retirement Benefit Plan in fiscal year 2018. A total of $617,344 has been paid to the Pension Plan for the first six months of this fiscal year.

Note 3 – Financing Activities

On November 30, 2017, the Gas Company entered into a long-term debt agreement with M&T Bank for $29 million at a fixed rate of 4.16% with a ten year maturity (the “November 2017 Credit Agreement”). Principal and interest payments on the note commenced on December 30, 2017, with 120 consecutive monthly payments of $296,651 due on the last day of each month, with the unpaid principal and any unpaid interest due and payable in full on November 30, 2027. This debt replaces all of the Gas Company long-term debt and a $3,000,000 demand note payable that was presented as long-term debt as of September 30, 2017. This debt is secured by all personal property of the Gas Company including, among other things, accounts receivable, deposit accounts, general intangibles, inventory, and all fixtures, pipelines, easements, rights of way and compressors in the Gas Company’s distribution system pursuant to a security agreement (the “November 2017 Security Agreement”). The November 2017 Credit Agreement contains various affirmative and negative covenants of the Gas Company including, among others: (i) a “Total Funded Debt to Tangible Net Worth” (as such terms are defined in the 2017 Credit Agreement) ratio of not greater than 1.40 to 1.0; and (ii) a “Total Funded Debt to EBITDA” (as such terms are defined in the November 2017 Credit Agreement) ratio of not greater than 3.75 to 1.0, and (iii) a minimum Cash Flow Coverage (as defined in the November 2017 Credit Agreement) of not less than 1.10 to 1.0; in each case measured quarterly based on the Gas Company’s trailing twelve month operating performance and fiscal quarterly financial statements; delivery of compliance and financial statement requirements, and prohibitions on any sale of all or substantially all of its assets, acquisitions of substantially all the assets of any other entity, doing business under any assumed name, material changes to its business, purposes, structure or operations which could materially adversely affect the Gas Company, or any merger, consolidation or other similar transaction.

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

On January 27, 2016, the Gas Company entered into an agreement with M&T Bank for a revolving line of credit of $8.0 million at a variable interest rate determined by adding a factor, determined with reference to the Gas Company’s funded debt to EBITDA ratio calculated ninety days after the end of each quarter, to the daily LIBOR rate. The line of credit has been renewed under the same terms and expires on April 1, 2019. The amount outstanding under this line on March 31, 2018 was approximately $3.2 million with an interest rate of 3.9%. The Pike line of credit of $2 Million has been renewed under the same terms and expires on April 1, 2019. The amount outstanding under this line on March 31, 2018 was approximately $0.8 million with an interest rate of 4.35% Our lender has a purchase money security interest in all our natural gas purchases utilizing funds advanced by the bank under the credit agreement and all proceeds of sale and accounts receivable from the sale of that gas.

On August 31, 2016, Pike entered into a Credit Agreement with M&T in the amount of $12.0 million. The Credit Agreement contains various affirmative and negative covenants of Pike including, (i) a total funded debt to tangible net worth ratio of not greater than 1.4 to 1.0, (ii) a total funded debt to EBITDA ratio of not greater than 3.75 to 1.0, and (iii) a minimum cash flow overage of not less than 1.1 to 1.0, with each of the financial covenants measured quarterly based on Pike’s trailing twelve month operating performance and fiscal quarterly financial statements commencing with the period ended September 30, 2017; compliance, accounting, and financial statement requirements, and prohibitions on changes in management or control, any sale of all or substantially all of its assets, acquisitions of substantially all the assets of any other entity, or other material changes to its business, purposes, structure or operations which could materially adversely affect Pike. The note bears interest at 3.0% above one-month LIBOR, 4.93% at March 31, 2018 adjusting daily, payable monthly. Principal payments on the note commenced March 31, 2017 (after six-months of interest only payments), with 53 consecutive monthly payments of $100,000 each due on the last day of each month, with the unpaid principal and any unpaid interest due and payable in full on August 31, 2021. Pike will owe a pre-payment penalty on payment of unpaid principal made in advance of the maturity date and must give at least a three-day notice prior to the payment.

The Gas Company and Pike were in compliance with our covenant calculations as of March 31, 2018.

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

The Holding Company has determined the fair value of certain assets through application of FASB ASC 820 “Fair Value Measurements and Disclosures”.

Fair value of assets and liabilities measured on a recurring basis at March 31, 2018 and September 30, 2017 are as follows:

Fair Value Measurements at Reporting Date Using:

	Fair Value	Quoted Prices In Active Markets for Identical Assets/Liabilities (Level 1)	Level 2	Level 3
March 31, 2018
Available-for-sale securities	$2,114,211	$2,114,211	$—	$—
September 30, 2017
Available-for-sale securities	$2,212,548	$2,212,548	$—	$—

A summary of the marketable securities at March 31, 2018 and September 30, 2017 is as follows:

	Cost Basis	Unrealized Gain	Unrealized Loss	Market Value
March 31, 2018
Cash and equivalents	$71,215	$—	$—	$71,215
Metlife stock value	45,203	—	—	45,203
Government and agency bonds	254,622	—	7,110	247,512
Corporate bonds	205,839	—	3,993	201,846
Mutual funds	24,382	158	—	24,540
Holding Company Preferred A Stock	651,125	—	25,630	625,495
Equity securities	791,891	106,509	—	898,400
Total securities	$2,044,277	$106,667	$36,733	$2,114,211

September 30, 2017
Cash and equivalents	$262,150	$—	$—	$262,150
Metlife stock value	40,377	—	—	40,377
Government and agency bonds	288,431	—	3,134	285,297
Corporate bonds	194,597	—	3,681	190,916
Mutual funds	24,382	678	—	25,060
Holding Company Preferred A Stock	572,875	—	—	572,875
Equity securities	733,068	102,805	—	835,873
Total securities	$2,115,880	$103,483	$6,815	$2,212,548

Realized gains included in earnings for the periods reported in investment income are as follows:

Investment Income
	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Total realized gains (losses) included in earnings	$18,120	($5,134)	$26,967	$53,544

 Financial assets and liabilities valued using level 1 inputs are based on unadjusted quoted market prices as of the close of business on the days noted within active markets.

Note 5 – Stockholders’ Equity

For the quarter ended March 31, 2018, there were 9,920 shares of common stock issued for $80,820 of services and $40,664 under the DRIP. There were 5,775 shares issued to directors, 1,500 shares issued to officers for services, 450 shares sold to Leatherstocking Gas, which used the shares to compensate its independent director, Carl T. Hayden, and 2,195 shares issued to various investors under the DRIP. For the quarter ended December 31, 2017, there were 5,490 shares of common stock issued for $44,628 of services and $40,769 of dividend reinvestment program (DRIP). There were 3,150 shares issued to directors for services, which used the shares to compensate its independent director, Carl T. Hayden, and 2,340 shares issued to various investors under the DRIP.

Dividends on shares of common stock are accrued when declared by the board of directors. For the quarter ended September 30, 2017, dividends were paid on October 15, 2017 to stockholders of record on September 30, 2017 in the amount of $403,990. For the quarter ended December 31, 2017, $405,328 was accrued for dividends paid on January 15, 2018 to stockholders of record on December 31, 2017. For the quarter ended March 31, 2018, $421,110 was accrued for dividends paid on April 16, 2018 to stockholders of record on March 31, 2018.

Series A Cumulative Preferred Stock accrues cumulative dividends at a rate of 6.0% of the liquidation preference per share ($25.00) and are expected to be paid on or about the 14th day of April, July, October and January of (Series A Preferred Stock”) each year starting October 14, 2016. For the quarter ended September 30, 2017, dividends were paid on October 15, 2017 in the amount of $78,975. For the quarter ended December 31, 2017, $78,975 was accrued for dividends paid on January 15, 2018. For the quarter ended March 31, 2018, $78,975 was accrued for dividends paid on April 15, 2018. Dividends on the Series A Preferred Stock are reported as interest expense. Series B Convertible (“ Series B Preferred Stock”) accrues cumulative dividends at a rate of 4.8% of the liquidation preference per share ($20.75) and are expected to be paid on or about the 14th day of April, July, October and January of each year commencing October 14, 2016. At September 30, 2017 there was $61,066 accrued for Series B Preferred Stock dividends paid on October 15, 2017. For the quarter ended December 31, 2017, $61,066 was accrued for dividends paid on January 15, 2018. For the quarter ended March 31, 2018, $61,066 was accrued for dividends paid on April 15, 2018. See Note 8 for additional information on the preferred stock, including its mandatory redemption provisions.

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

On April 27, 2017, at its regular meeting, the Company’s Board of Directors declared a 20% common stock dividend payable to holders of record of its Common Stock on May 30, 2017, payable on or about June 15, 2017. The dividend was equivalent to one share of common stock issued for each five shares of common stock outstanding. There were 498,310 shares issued. The relative size of the additional shares issued made the substance of the transaction that of a stock split effected in the form of a dividend. It was the Company’s intent to obtain wider distribution and improved marketability of the shares. In accordance with this transaction there was no adjustment to the stated par value of the common stock and the Company recorded the transaction at par value. In connection with this dividend the conversion price for the shares of Series B Preferred Stock was adjusted from one share of common stock to 1.2 shares for each share of Series B Preferred Stock. The Company has retrospectively restated the consolidated financial statements, share and per share information included in this report on a post-split basis.

Note 6 – Leatherstocking Companies

The Holding Company has an interest in Leatherstocking Gas and Leatherstocking Pipeline, each of which is a joint venture with Mirabito Regulated Industries, LLC, accounted for by the equity method. On August 28, 2014, Leatherstocking Gas, as borrower, and Leatherstocking Pipeline as guarantor, entered into a loan agreement with Five Star Bank for up to $4 million over two years to finance the work and services required for the infrastructure costs and ongoing costs of underground piping construction projects in Montrose, Bridgewater and Dimock, Pennsylvania. This agreement required equity investments from the Holding Company and Mirabito Industries for a total of 67% of all amounts borrowed. During fiscal year 2014, $1,500,000 was borrowed and both the Holding Company and Mirabito Industries invested $500,000. During fiscal year 2015, $2,500,000 was borrowed and both the Holding Company and Mirabito Industries invested $850,000. As of September 30, 2015, Leatherstocking Gas had drawn the $4 million available over the two-year period on this loan. Both of these agreements have a loan covenant related to debt service coverage being at least 1.15 to 1. Leatherstocking Gas was in compliance with this covenant as of March 31, 2018.

The following table represents the Holding Company’s investment activity in the Joint Ventures for the six months ended March 31, 2018 and 2017:

	2018	2017
Beginning balance in investment in joint ventures	$2,707,406	$2,583,581
Investment in joint ventures	—	205,000
Income in joint ventures	35,266	3,598
	$2,742,672	$2,792,179

As of and for the six months ended March 31, 2018, the Joint Ventures had combined assets of $12.5 million, combined liabilities of $7.0 million and combined net income of approximately $71,000. As of and for the six months ended March 31, 2017, the Joint Ventures had combined assets of $13.2 million, combined liabilities of $7.6 million and combined net income of approximately $7,000.

Note 7 – Effective Tax Rate

Income tax expense for the six months ended March 31 is as follows:
	2017	2016
Current	$—	$—
Deferred	1,435,177	1,212,824
Total	$1,435,177	$1,212,824

Actual income tax expense differs from the expected tax expense (computed by applying the federal corporate tax rate of 24.5% before income tax expense) as follows:
	2017	2016
Expected federal tax expense	$920,488	$1,136,280
State tax expense (net of federal)	193,701	167,712
Regulatory deferral for tax rate difference	351,956	0
Other, net	(30,968)	(91,168)
Actual tax expense	$1,435,177	$1,212,824

On December 22, 2017, the federal Tax Cuts and Jobs Act (“Tax Act”) was signed into law. The Tax Act makes significant changes to the federal tax structure, which will impact the tax liabilities of utility companies.  The most immediate change is the reduction of the utilities’ corporate federal income tax rate from 35% to 21%. This change in Tax rate became effective on January 1, 2018. For Company’s such as the Holding Company that use fiscal year ended reporting period for financials the corporate tax rate will be a blended rate. The blended tax rate for the Holding Company will be 24.5% for the twelve months ended September 30, 2018. Other aspects of the Tax Act will also impact utilities like the Holding Company, such as the treatment of bonus depreciation and net operating losses.

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

Note 8 – Preferred Stock

The Holding Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission with respect to a subscription rights offering to its stockholders to issue up to approximately $11.0 million in preferred stock. The subscription rights were distributed on a one-for-one basis to stockholders of record as of April 14, 2016 and expired on June 20, 2016. The Form S-1 covered 2,469,861 subscription rights for the purchase of up to 140,000 shares of 6% Series A Cumulative Preferred Stock and up to 360,000 shares of 4.8% Series B Preferred Stock. Each subscription right entitled the holder to purchase either: (i) one-eighth share of the 6% Series A Preferred Stock, par value $0.01 per share, for $25.00 per share, or (ii) one-sixth share of the 4.8% Series B Preferred Stock, par value $0.01 per share, for $20.75 per share, which is convertible in accordance with its terms into 1.2 shares of common stock, subject to adjustment. Of the 140,000 shares of Series A Preferred Stock available, 105,303 shares were subscribed and of the 360,000 shares of Series B Preferred Stock available, 244,263 shares were subscribed.

Series A Preferred Stock accrues cumulative dividends at a rate of 6.0% of the liquidation preference per share ($25.00) and are expected to be paid on or about the 14th day of April, July, October and January of each year starting October 14, 2016. The dates of record for the dividends, are March 31, June 30, September 30 and December 31, immediately preceding the relevant dividend payment date. On September 30, 2023, outstanding shares of Series A Preferred Stock will mature and be redeemed solely in cash at a redemption price equal to the liquidation preference per share plus an amount equal to all accrued but unpaid dividends subject to our having funds legally available for redemption under New York law. The dividends for the six months ended March 31, 2018 and 2017 were $78,795 and $78,795, respectively, and these are recorded as interest expense.

In accordance with ASC 480, because of the mandatory redemption feature this is treated as liability. The issuance costs are treated as debt issuance costs and will be amortized over the life of the instrument. The debt issuance costs reduce the carrying value of the liability. The amortization of the Series A Preferred Stock debt issuance costs was $7,538 and $5,797 for the six months ended March 31, 2018 and 2017, respectively.

Series B Preferred Stock accrues cumulative dividends at a rate of 4.8% of the liquidation preference per share ($20.75) and are expected to be paid on or about the 14th day of April, July, October and January of each year commencing October 14, 2016. The dates of record for the dividends, if any, will be March 31, June 30, September 30 and December 31, immediately preceding the relevant dividend payment date. Our president, Michael German, owns 9,000 of these shares.

Although by its terms the Series B Preferred Stock is mandatorily redeemable on September 30, 2026, in accordance with ASC 480 it is not considered mandatorily redeemable for accounting purposes as a result of the conversion feature presenting a contingency related to the redemption dates. Accordingly, this is not considered a liability. However, as a result of the decision related to conversion and not reaching redemption resting with the holder, this instrument has been classified as temporary equity in accordance with ASC 480. Upon conversion, the instrument would be reclassified as permanent equity. Dividends were $61,066 and $61,066 for the six months ended March 31, 2018 and 2017, respectively. The issuance costs of approximately $120,000 reduced the initial proceeds and will be accreted until redemption or conversion. During the six months ended March 31, 2018 and 2017 there was accretion of $7,523 and $8,309, respectively.

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

The 2017 Joint Proposal, as adopted, provides true-ups for property taxes, pension costs, plant expenditures, large customer revenue, local production revenue and continues performance metrics for safety and customer satisfaction from the prior rate case. Although the stringency of certain performance measures and the amount of certain negative revenue adjustments for failure to meet specific standards are increased, the 2017 Joint Proposal, as approved by the June 2017 Order, also provides opportunities for positive revenue adjustments for exceeding applicable standards with regard to certain measures. Because the June 2017 Order approving the 2017 Joint Proposal was issued after the June 1, 2017 commencement of Rate Year 1 of the three-year rate plan and new rates did not go into effect until July 1, 2017, the 2017 Order provided for each of the Gas Company and its customers to be placed in the same position in which they would have been if the new rates had gone into effect as of June 1, 2017. Any resulting revenue adjustments in favor of the Gas Company are deferred for future recovery, with interest.

Total Regulatory Assets on the Balance Sheet as of March 31, 2018 amounts to $11,009,927 compared to $11,047,401 at September 30, 2017. The Regulatory Assets include $1,544,347 at March 31, 2018 and $349,547 at September 30, 2017 that is subject to Deferred Accounting Petitions and $846,597 at March 31, 2017 and $752,925 at September 30, 2017 that is under regulatory audit. The remaining items in regulatory assets are either approved in rates, part of annual reconciliations approved by the PSC or approved through various commission directives.

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

The following table reflects the results of the segments consistent with the Holding Company’s internal financial reporting process. The following results are used in part, by management, both in evaluating the performance of, and in allocating resources to, each of the segments for the three months and six months ended March 31, 2018 and March 31, 2017.

	As of and for the three months ended March 31, 2018

	Gas Company	Pike	Holding Company	Total Consolidated
Total electric utility revenue	$0	$1,941,442	$0	$1,941,442
Total gas utility revenue	$10,341,959	$774,762	$0	$11,116,721
Investment income	$39,814	$0	$0	$39,814
Equity investment (loss)	$0	$0	$36,332	$36,332
Net income (loss)	$1,785,476	$175,285	($40,231)	$1,920,530
Income tax expense (benefit)	$1,038,266	$117,581	($5,613)	$1,150,234
Interest expense	$320,278	$141,491	$84,870	$546,639
Depreciation expense	$441,713	$133,026	$915	$575,654
Amortization expense	$38,554	$54,751	$7,523	$100,828
Total assets	$80,810,179	$25,390,948	$3,420,148	$109,621,275
Capital expenditures	$742,110	$363,493	$0	$1,105,603

	As of and for the three months ended March 31, 2017

	Gas Company	Pike	Holding Company	Total Consolidated
Total electric utility revenue	$0	$2,006,366	$0	$2,006,366
Total gas utility revenue	$8,429,105	$528,987	$0	$8,958,092
Investment income	$9,523	$0	$0	$9,523
Equity investment (loss)	$0	$0	$23,549	$23,549
Net income (loss)	$1,418,176	$275,965	(33,463)	$1,660,677
Income tax expense (benefit)	$834,715	$99,185	($20,641)	$913,259
Interest expense	$288,775	$113,324	$46,313	$448,412
Depreciation expense	$426,530	$112,881	$0	$539,411
Amortization expense	$198,665	$0	$0	$198,665
Total assets	$77,029,707	$23,217,693	$4,043,107	$104,290,507
Capital expenditures	$910,051	$0	$0	$910,051

	As of and for the six months ended March 31, 2018

	Gas Company	Pike	Holding Company	Total Consolidated
Total electric utility revenue	$0	$3,842,012	$0	$3,842,012
Total gas utility revenue	$15,774,799	$1,211,894	$0	$16,986,693
Investment income	$59,495	$0	$0	$59,495
Equity investment income	$0	$0	$35,266	$35,266
Net income (loss)	$2,209,792	$222,247	($90,872)	$2,341,167
Income tax expense (benefit)	$1,315,212	$157,241	($37,276)	$1,435,177
Interest expense	$678,561	$270,573	$164,039	$1,113,173
Depreciation expense	$884,258	$297,266	$1,830	$1,183,354
Amortization expense	$86,111	$103,423	$7,523	$197,057
Total assets	$80,810,179	$25,390,948	$3,420,148	$109,621,275
Capital expenditures	$2,444,295	$439,948	$0	$2,884,243

	As of and for the six months ended March 31, 2017

	Gas Company	Pike	Holding Company	Total Consolidated
Total electric utility revenue	$0	$3,936,557	$0	$3,936,557
Total gas utility revenue	$13,182,281	$937,783	$0	$14,120,064
Investment income	$69,526	$0	$0	$69,526
Equity investment income	$0	$0	$3,598	$3,598
Net income (loss)	$1,674,510	$537,683	($83,016)	$2,129,177
Income tax expense (benefit)	$973,818	$290,271	($51,265)	$1,212,824
Interest expense	$561,958	$249,496	$93,967	$905,421
Depreciation expense	$850,632	$208,579	$0	$1,059,211
Amortization expense	$403,084	$50,081	$0	$453,165
Total assets	$77,029,707	$23,217,693	$4,043,107	$104,290,507
Capital expenditures	$2,386,158	$35,362	$17,725	$2,439,245

Note 11- Subsequent Event

On May 2, 2018, Corning Natural Gas Holding Corporation (the “Holding Company”) received notice that its Certificate of Amendment to its Certificate of Incorporation increasing the number of authorized shares of common stock from 3,500,000 to 4,500,000 shares, and increasing the number of authorized shares of preferred stock from 500,000 shares to 750,000 shares with the Department of State of the State of New York was approved. That amendment to the Holding Company’s Certificate of Incorporation was effective as of the May 1, 2018 filing date.

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

The market for natural gas in our traditional service territory is relatively saturated with limited growth potential. However, growth opportunities do exist in extending our mains to areas adjacent or reasonably close to areas we currently serve. In addition, the Gas Company continues to see expansion opportunities in the commercial and industrial markets. Some of our largest customers added additional facilities in our service area that is increasing our revenue and margins. We completed a new pipeline to Marcellus Shale gas in Pennsylvania in 2009 and completed a compressor station that is working in conjunction with our pipeline upgrades to transport gas on our system and into the interstate pipeline system. In addition, the Holding Company has interests in two joint ventures, Leatherstocking Gas and Leatherstocking Pipeline (the “Joint Ventures”), to transport and provide gas to areas of the northeast currently without gas service. Through Leatherstocking Gas, we are continuing to pursue opportunities to provide natural gas to unserved areas of New York and Pennsylvania. Our electric and gas service territory in Pike county, Pennsylvania is seeing economic growth and we are experiencing customer load and revenue growth for both electric and gas.

We continue to focus on improving the efficiency of our operations and making capital investments to improve our infrastructure. Corning Gas’s infrastructure improvement program concentrates on the replacement of older distribution mains and customer service lines. In fiscal 2017 we fixed 251 leaks and replaced 11.1 miles of main and 281 bare steel services. For the first six months of fiscal 2018 we repaired 79 leaks, replaced 102 bare steel services and replaced 5.8 miles of bare steel main.

We believe our key performance indicators are net income, stockholders’ equity and the safety and reliability of our systems. Net income increased by $259,853 for the three months and $211,990 for the six months ended March 31, 2018 compared to the same periods in fiscal 2017. Because the Holding Company’s principal operations are conducted through Corning Gas and Pike, both regulated utility companies, stockholders’ equity is an important performance indicator. The NYPSC and PAPUC allow Corning Gas, Pike and Leatherstocking the opportunities to earn a just and reasonable return on stockholders’ equity as determined under applicable regulations. Stockholders’ equity is, therefore, a precursor of future earnings potential. As of March 31, 2018, compared to March 31, 2017, stockholders’ equity increased from $32,343,059 to $33,780,285. We plan to continue our focus on building stockholders’ equity. Safety and efficiency indicators include leak repair, main and service replacements and customer service metrics. Key performance indicators:

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Net income	$1,920,530	$1,660,677	$2,341,167	$2,129,177
Stockholders' equity	$33,780,285	$32,343,059	$33,780,285	$32,343,059
Stockholders' equity per weighted average share	$11.23	$10.84	$11.24	$10.85

Revenue and Margin

The demand for natural gas and electricity is directly affected by weather conditions. Significantly warmer than normal weather conditions in our service areas could reduce our earnings and cash flows as a result of lower gas and electric sales. We partially mitigate the risk of warmer winter weather at Corning Gas through the weather normalization and revenue decoupling mechanism (“RDM”) clauses in our NYPSC rate tariffs. These clauses allow us to surcharge customers for under recovery of revenue. Neither of these regulatory mechanisms is applicable to larger commercial customers or in Pennsylvania.

Utility operating revenues increased $2,093,705 during the three months and $2,772,084 during the six months ended March 31, 2018 compared to the same periods last year mainly due to the rate increase at the Gas Company, higher gas prices and more seasonable temperatures compared to the prior year.

The following table summarizes our utility operating revenue:

	Three months ended March 31,		Six months ended March 31,
	2018	2017	2018	2017
Retail electric revenue:
Residential	$992,780	$1,044,037	$1,929,552	$1,900,216
Commercial	910,682	933,392	1,835,747	1,979,042
Street lights	29,942	20,298	68,674	41,395
Total retail electric revenue	$1,933,404	$1,997,727	$3,833,973	$3,920,653

Retail gas revenue:
Residential	$7,277,584	$5,634,061	$10,866,355	$8,668,089
Commercial	1,237,096	930,815	1,799,265	1,415,809
Transportation	1,524,495	1,363,572	2,722,459	2,408,600
Total retail gas revenue	$10,039,175	$7,928,448	$15,388,079	$12,492,498

Total retail revenue	$11,972,579	$9,926,175	$19,222,052	$16,413,151

Wholesale	860,601	714,526	1,389,052	1,220,963
Local production	213,864	103,005	432,947	211,636
Other utility revenues	11,119	220,752	(215,346)	210,871
Total revenue	$13,058,163	$10,964,458	$20,828,705	$18,056,621

The following tables further summarize other utility revenues on the operating revenue table:

	Three months ended March 31,		Six months ended March 31,
	2018	2017	2018	2017
Other utility revenues:
Customer discounts forfeited	$30,582	$31,223	$45,966	$51,178
Reconnect fees	1,108	3,435	1,974	4,631
Other gas revenues (see below)	(20,759)	184,883	(264,529)	152,609
Surcharges	188	1,211	1,243	2,453
Total other utility revenues	$11,119	$220,752	($215,346)	$210,871

	Three months ended March 31,		Six months ended March 31,
	2018	2017	2018	2017
Other gas revenues:
Delivery Rate Adjustment (DRA) carrying costs	$1,962	$921	$1,962	$1,986
Contract customer reconciliation	(36,976)	107,613	(65,354)	232,055

Monthly RDM amortizations	(2,011)	35,018	(181,619)	(161,749)
Local production revenues	26,573	41,331	(10,474)	80,317
Annual DRA reconciliation	(75,357)	0	(74,094)	0
All other	65,050	0	65,050	0
Total other gas revenues	($20,759)	$184,883	($264,529)	$152,609

Gas and electric purchases are our largest expenses. Purchased gas expense increased $1,204,828 for the three months and $1,511,814 for the six months ended March 31, 2018, compared to the same periods last year due primarily to higher gas expense at Corning and Pike for the period. Electricity costs decreased by $136,348 for the three months ended March 31, 2018 and $181,173 for the six months ended March 31, 2018 due to lower purchased power expense at Pike.

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Utility Electric Revenues	$1,941,442	$2,006,366	$3,842,012	$3,936,557
Electricity Purchased	536,380	672,728	1,158,074	1,339,247
Margin	$1,405,062	$1,333,638	$2,683,938	$2,597,310
Margin %	72.37%	66.47%	69.86%	65.98%

Utility Gas Revenues	$11,116,721	$8,958,092	$16,986,693	$14,120,064
Natural Gas Purchased	3,949,255	2,744,427	5,405,445	3,893,631
Margin	$7,167,466	$6,213,665	$11,581,248	$10,226,433
Margin %	64.47%	69.36%	68.18%	72.42%

Operating and Interest Expenses

Operating and maintenance expense for the three and six months ended March 31, 2018, increased by $112,570 and $98,006, respectively, compared to the three months and six months ended March 31, 2017. The increase in expenses was due to higher legal fees at Pike, expenses associated with PAPUC audit at Pike, higher bad debt expenses at Pike, minor storm costs at Pike, higher pension expense at CNG, offset by lower Rate Case expenses and regulatory amortization at CNG. Storm costs are classified as major or minor storms by regulators. Major storms such as Winter Storm Riley were subject to deferral accounting treatment (more fully discussed in Note 1-Basis of Presentation). Minor storms that were experienced by Pike in the first quarter were expensed. Depreciation expense for the three and six months ended March 31, 2018 increased by $36,243 and $124,143, respectively compared to the same periods last year because of depreciation costs particularly for information technology equipment at Pike and new pipe laid in the ground by the Gas Company during the six months ended March 31, 2018. Interest expenses for the three and six months ended March 31, 2018, increased by $98,227 and $207,752, respectively compared to the same periods last year mainly due to additional interest costs associated with additional Preferred A shares outstanding which went from 105,303 outstanding to 210,600.

Net Income

As a result of the foregoing, net income increased by $259,853 for the three months and $211,990 for the six months ended March 31, 2018 compared to the same periods in fiscal 2017. This increase was mainly due to the rate increase at the Gas Company. This increase was offset by regulatory amortization of $198,665, rate case expenses of $170,000 and Pike’s minor storm costs of $201,000, as well as, higher depreciation expense.

Liquidity and Capital Resources

The Holding Company does not have any borrowings (excluding Series A Preferred Stock that is classified as debt) at the corporate level and has no access to liquidity except through dividends and distributions from its subsidiaries as well as equity issuances. Its principal liquidity requirements are for investments in the Leatherstocking Joint Ventures to permit those companies to make the capital expenditures required to provide services to their customers and for dividend payments to the Holding Company’s stockholders.

On April 27, 2017, at its regular meeting, the Company’s Board of Directors declared a 20% common stock dividend payable to holders of record of its Common Stock on May 30, 2017, payable on or about June 15, 2017. The dividend is equivalent to one share of common stock issued for each five shares of common stock outstanding. There were 498,310 shares issued. The relative number of the additional shares issued made the substance of the transaction that of a stock split effected in the form of a dividend. It was the Company’s intent to obtain wider distribution and improved marketability of the shares. In accordance with this transaction there was no adjustment to the stated par value of the common stock and the Company recorded the transaction at par value. In connection with this dividend the conversion price for the shares of Series B Preferred Stock adjusted from one share of common stock to 1.2 shares for each share of Series B Preferred Stock converted. The Company has retrospectively restated the financial statements, share and per share information included in this quarterly report on a post-split basis.

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

On April 13, 2016, the Gas Company filed a petition in Case 16-G-0204 with the NYPSC, to defer leak repair and survey costs over and above the amounts permitted to be recovered in rates for 2015. See “Corning Gas Company” under “Regulatory Matters” herein for additional information.

Capital expenditures are the principal use of internally generated cash flow.  To fund capital expenditures, the Gas Company needs to draw on both operating cash and new debt and/or equity. In fiscal year 2018 to date, the Gas Company has spent approximately $2.9 million on projects and safety-related infrastructure improvements. This, in conjunction with our growth projects, creates liquidity pressure on the Holding Company. We anticipate that our aggressive capital construction program will continue to require the Holding Company to raise new debt and/or equity.

Cash flows from financing activities of the Gas Company consist of repayment of long-term debt, new long-term borrowing, borrowings and repayments under our lines-of-credit, quarterly dividends paid and equity issuances. For the Gas Company’s operations, it has an $8.0 million revolving line of credit with M&T Bank of which $3.2 million was outstanding at March 31, 2018 with an interest rate of 3.9%. Interest is a variable rate determined by the Gas Company’s funded debt to EBITDA ratio calculated ninety days after the end of each quarter added to the daily LIBOR rate with no additional collateral or covenants beyond those included in the M&T Bank term notes. See Note 3 - Financing Activities of the notes to the consolidated financial statements above for further information. The Gas Company was in compliance with all of its loan covenants as of March 31, 2018.

During this quarter, we mainly withdrew gas from storage and as of March 31, 2018, had a balance of $102,195 worth of gas in storage. During the next quarter, the Gas Company will be injecting gas into storage to have sufficient gas to supply customers for the winter season.

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

Consistent with the NYPSC orders, on November 30, 2017, the Gas Company entered into a long-term debt agreement with M&T Bank for $29 million at a fixed rate of 4.16% with a ten year maturity. Principal and interest payments on the note commenced on December 30, 2017, with 120 consecutive monthly payments of $296,651 due on the last day of each month, with the unpaid principal and any unpaid interest due and payable in full on November 30, 2027. This debt replaces all of the Gas Company’s long-term debt and a $3,000,000 demand note payable that was presented as long-term debt as of September 30, 2017. See Note 3 – Financing Activities to the consolidated financial statements for further information.

The Pike M&T Bank loan, which had a balance of $10.7 Million at March 31, 2018, bears interest at a variable rate determined by Pike’s funded debt to EBITDA (earnings before interest, income taxes, depreciation and amortization) ratio calculated ninety days after the end of each quarter added to the daily LIBOR rate. On March 31, 2018, the interest rate was 4.875%. On March 15, 2018 the PAPUC granted Pike permission to refinance the M&T Bank Loan. The Company is considering refinancing 50% of the loan on a fixed rate and 50% on variable rate. The cost for Winter Storm Riley will require additional financing. The Company will be filing a request with the PAPUC for permission to acquire additional financing to cover the $1.2 million of operation and maintenance repairs. The Company expects to file the request no later than June 30th of this fiscal year.

The Gas Company and Pike rely heavily on their lines of credit to finance the purchase of gas that is placed in storage. In addition, an M&T Bank vehicle loan amounting to $18,626 at March 31, 2018 bears interest at a fixed rate of 4.69%.

As of March 31, 2018, we believe that cash flow from operating activities and borrowings under our lines of credit will not be sufficient to satisfy our working capital and debt service requirements over the next twelve months. We believe new debt and proceeds from equity will be required to satisfy our capital expenditures to finance our internal growth needs for the next twelve months.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Regulatory Matters

Holding Company

On August 1, 2016, the NYPSC issued an order in Case 16-G-0200 approving the exercise of conversion rights (to common stock) of our 4.8% Series B Convertible Preferred Stock by our three holders of 10% or more of our common stock. The three holders, our President Michael German, funds controlled or with investments managed by Mario Gabelli, and the Article 6 Marital Trust under the First Amended and Restated Jerry Zucker Revocable Trust, reported on filings with the U.S. Securities and Exchange Commission that they acquired 57,936, 73,398 and 0 shares of our Series B Convertible Preferred Stock, respectively. There can be no assurance that any of such shares will actually be converted into our common stock.

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

On June 15, 2017, the NYPSC issued an Order Adopting Terms of Joint Proposal and Establishing Gas Rate Plan (the “June 2017 Order”) adopting the Joint Proposal without substantive modification in Case 16-G-0369.

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

The Joint Proposal provides true-ups for property taxes, pension costs, and plant additions and continues performance metrics for safety and customer satisfaction from the prior rate case. Although the stringency of certain performance measures and the amount of certain negative revenue adjustments for failure to meet specific standards are increased, the Joint Proposal, as approved by the June 2017 Order, also provides opportunities for positive revenue adjustments for exceeding applicable standards with regard to certain measures. Because the June 2017 Order approving the Joint Proposal was issued after the June 1, 2017 commencement of Rate Year 1 of the three-year rate plan and new rates did not go into effect until July 1, 2017, the June 2017 Order provides for each of the Gas Company and its customers to be placed in the same position in which they would have been if the new rates had gone into effect as of June 1, 2017. Any resulting revenue adjustments in favor of the Gas Company are deferred for future recovery, with interest.

By petition dated June 13, 2017, in Case 17-G-0346, Corning Gas requested authority under Public Service Law §69 to issue approximately $44 million of long-term debt through December 31, 2020. In its petition, Corning Gas requested permission to refinance all or a portion of its existing loans with a ten-year fixed rate loan (“Refunding Debt”). In addition, Corning Gas requested authority to issue new debt through December 31, 2020 to fund its future construction expenditures, repay short-term debt incurred to finance previous years’ construction expenditures, and to refinance its maturing debt obligations (“New Debt”). The NYSPSC, in an order issued November 17, 2017, authorized Corning Gas to issue up to $26 million for Refunding Debt and up to $18 million for New Debt.

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

On January 23, 2018 Pike filed a petition with the PAPUC a Securities Certificate for a refinanced loan in the amount of $11,200,000. The purpose of this Securities Certificate filing was to seek approval by the PAPUC for Pike to renew and extend its existing term loan originally used to purchase the stock of Pike from O&R. The Securities Certificate was approved by the Commission on March 15, 2018, Docket No. S-2018-2644326 and S-2018-2644374

On March 3, 2018 Pike County Light and Power experienced a major storm. Winter Storm Riley resulted in high winds and wet heavy snow, causing trees to fall to the ground, taking down numerous poles, spans of primary, secondary and service conductors, and damaging numerous pole top transformers. The cost of restoration is estimated at $1.4 million. The $1.4 million is comprised of approximately $0.2 million of capital expenditures and $1.2 million of operation and maintenance repairs. On April 20, 2018 Pike filed a petition with PAPUC for permission to defer losses, for accounting and financial reporting purposes, of the operation and maintenance expenses arising from severe storm damage, and to amortize such losses commencing on the date when rates are changed pursuant to the Commission's final order in PCL&P's next general rate case.

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

Critical Accounting Policies

Our significant accounting policies are described in the notes to the Consolidated Financial Statements in the Holding Company’s Form 10-K for the year ended September 30, 2017, filed on December 29, 2017. There have been no significant changes in our accounting policies for the six months ended March 31, 2018.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2018, the Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. Based upon the Company’s evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2018.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information.

None

Item 6.	Exhibits.

3.1	Certificate of Amendment to the Certificate of Incorporation with respect to the number of shares of common stock and the number of shares of preferred stock filed by the Department of State of the State of New York on May 1, 2018 (filed as Exhibit 3.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2018). *
10.1	Amended and Restated Credit Agreement, dated November 30, 2017 between Corning Natural Gas Company and M&T Bank *
10.2	Replacement Term Note, dated November 30, 2017 from Corning Natural Gas Company to M&T Bank in the initial principal amount of $29,000,000, with Prepayment Premium Rider.*
10.3	Amended and Restated General Security Agreement, dated November 30, 2017 from Corning Natural Gas Corporation and M&T Bank *
31.1**	Certification of the Chief Executive Officer and President pursuant to 17 CFR Section 240.13a-14
31.2**	Certification of the Chief Financial Officer and Treasurer pursuant to 17 CFR Section 240.13a-14
32.1***	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to
18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101***	The following materials from the Corning Natural Gas Holding Corporation Quarterly Report on Form
10Q for the period ended March 31, 2018 , formatted in XBRL (eXtensible Business Reporting Language):
(i) the Consolidated Balance Sheets at March 31, 2018 and September 30, 2017,
(ii) the Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2018 and March 31, 2017 and six months ended March 31, 2018 and March 31, 2017.
(iii) the Consolidated Statements of Cash Flows for the six months ended March 31, 2018 and March 31, 2017, and
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

CORNING NATURAL GAS HOLDING CORPORATION

Date: May 11, 2018 By: /s/ Michael I. German

Michael I. German, Chief Executive Officer and President

(Principal Executive Officer)

Date: May 11, 2018 By: /s/ Firouzeh Sarhangi

Firouzeh Sarhangi, Chief Financial Officer and Treasurer

(Principal Financial and Accounting Officer)

