Form 10-Q
period 2018-06-30
Corning Natural Gas Holding Corp
filed 2018-08-09
CIK 1582244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding as of August 7, 2018
Common Stock, $.01 par value	3,016,063

1

Cautionary Statement Regarding Forward-Looking Statements

This report contains statements which, to the extent they are not recitations of historical facts, constitute "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 (Reform Act). The words "estimate", "project", "anticipate", "expect", "intend", "believe", "could" and similar expressions are intended to identify forward-looking statements. All such forward-looking statements are intended to be subject to the safe harbor protection provided by the Reform Act. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be achieved. As forward looking statements, these statements involve risks, uncertainties and other factors that could cause actual results to differ materially from the expected results. Accordingly, actual results may differ materially from those expressed in any forward looking statements. Factors that could cause results to differ materially from our management's expectations include, but are not limited to, those listed under Item 1A - "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended September 30, 2017, filed on December 29, 2017, and in our Prospectus, dated April 15, 2017, forming a portion of our Registration Statement on Form S-1 (File No. 333-208943), filed with the Securities and Exchange Commission on April 25, 2016, in addition to:

*	the effect of any interruption in our supply of natural gas or electricity or a substantial increase in the price of natural gas or electricity,
*	our ability to successfully negotiate new supply agreements for natural gas as they expire, on terms favorable to us, or at all,
*	the effect on our operations of any action by the NYPSC, with respect to Corning Gas or PAPUC, with respect to Pike and our joint venture interest in Leatherstocking Gas,
*	the effect of any litigation,
*	the effect on our operations of unexpected changes in any other applicable legal or regulatory requirements,
*	the amount of natural gas produced and directed through our pipeline by producers,
*	our ability to obtain additional equity or debt financing to fund our capital expenditure plans and for general corporate purposes,
*	our successful completion of various capital projects and the use of our pipelines, by customers and counterparties at levels consistent with our expectations,
*	our ability to retain the services of our senior executives and other key employees,
*	our vulnerability to adverse economic and industry conditions generally and particularly the effect of those conditions on our major customers,
*	the effect of any leaks in our transportation and delivery pipelines,
*	competition to our gas transportation business from other pipelines, and
*	weather events in the Pike service territory that negatively impacts our above ground electric distribution systems, potentially creating large costs for service restoration.

Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update any forward-looking statement in light of new information or future events.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

Assets	June 30, 2018	September 30, 2017
	(Unaudited)
Plant:
Utility property, plant and equipment	$110,714,184	$106,976,488
Less: accumulated depreciation	(26,531,499)	(24,840,560)
Total plant, net	84,182,685	82,135,928

Investments:
Marketable securities available-for-sale at fair value	2,135,955	2,212,548
Investment in joint ventures	2,690,811	2,707,406
Total investments	4,826,766	4,919,954
Current assets:
Cash and cash equivalents	209,962	442,930
Customer accounts receivable, (net of allowance for
uncollectible accounts of $272,507 and $50,311, respectively)	3,490,458	2,729,875
Other accounts receivable	473,898	583,176
Related party receivables	129,254	90,533
Gas stored underground, at average cost	1,058,857	1,382,196
Materials and supplies inventory	1,677,797	1,336,857
Prepaid expenses	1,834,663	1,449,588
Total current assets	8,874,889	8,015,155

Regulatory and other assets:
Regulatory assets:
Unrecovered electric and gas costs	981,842	1,106,277
Deferred regulatory costs	4,166,828	4,166,223
Deferred pension	5,888,065	5,774,901
Other	588,620	604,816
Total regulatory and other assets	11,625,355	11,652,217

Total assets	$109,509,695	$106,723,254

See accompanying notes to consolidated financial statements.

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

Liabilities and capitalization:	June 30, 2018	September 30, 2017
	(Unaudited)

Long-term debt, less current installments	$35,393,164	$33,871,946
Less: debt issuance costs	(320,455)	(188,039)
Total long-term debt	35,072,709	33,683,907

Redeemable preferred stock - Series A	5,160,899	5,158,870
(Authorized 255,500 shares, issued and outstanding:
210,600 shares at June 30, 2018 and
September 30, 2017, less debt issuance costs of $104,101 and
$112,880, respectively)

Current liabilities:
Current portion of long-term debt	3,363,938	4,201,588
Borrowings under lines-of-credit and short-term debt	4,750,254	5,569,418
Accounts payable	2,429,114	2,140,058
Accrued expenses	663,221	490,292
Customer deposits and accrued interest	763,522	1,277,528
Dividends declared	482,995	465,056
Current income taxes	—	210,438
Total current liabilities	12,453,044	14,354,378

Deferred credits and other liabilities:
Deferred income taxes	8,171,948	6,785,440
Deferred compensation	1,430,618	1,443,729
Pension costs and post-retirement benefits	7,825,473	7,528,430
Other	712,179	488,640
Total deferred credits and other liabilities	18,140,218	16,246,239

Commitments and contingencies	0	0

Temporary equity:
Redeemable convertible preferred stock - Series B
(Authorized 244,500 shares, issued and outstanding:
244,263 shares at June 30, 2018 and September 30, 2017)	4,948,085	4,936,801

Common stockholders' equity:
Common stock (common stock $.01 par	30,161	29,948
value per share. Authorized 4,500,000 shares,
issued and outstanding 3,016,063 shares at
June 30, 2018 and 2,994,797 at September 30, 2017, respectively)
Additional paid-in capital	27,233,493	27,084,738
Retained earnings	6,415,350	5,170,855
Accumulated other comprehensive income	55,736	57,518
Total common stockholders' equity	33,734,740	32,343,059

Total liabilities and capitalization	$109,509,695	$106,723,254

See accompanying notes to consolidated financial statements.

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)	Three Months Ended		Nine Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Utility operating revenues:
Gas operating revenues	$5,547,695	$4,951,183	$22,534,388	$19,071,247
Electric operating revenues	2,068,433	1,896,466	5,910,445	5,833,023
Total utility operating revenues	7,616,128	6,847,649	28,444,833	24,904,270

Cost of sales:
Gas purchased	1,351,932	1,268,479	6,757,377	5,162,110
Electricity purchased	481,066	618,212	1,639,140	1,957,459
Total cost of sales	1,832,998	1,886,691	8,396,517	7,119,569

Cost and expense:
Operating and maintenance expense	2,972,515	2,965,040	9,427,970	9,322,489
Taxes other than income taxes	977,671	495,154	2,725,350	1,531,248
Depreciation	593,401	542,702	1,776,755	1,601,913
Other deductions, net	70,888	127,645	228,782	392,876
Total costs and expenses	4,614,475	4,130,541	14,158,857	12,848,526

Utility operating income	1,168,655	830,417	5,889,459	4,936,175

Other income and (expense):
Interest expense	(487,226)	(477,544)	(1,600,399)	(1,382,965)
Other income (expense)	(8,571)	(16,324)	41,105	64,867
Investment income	3,030	26,451	62,525	59,050
Loss from joint ventures	(51,861)	(64,747)	(16,595)	(61,149)
Rental income	12,138	12,138	36,414	36,414

Income from utility operations, before income taxes	636,165	310,391	4,412,509	3,652,392

Income taxes	(301,270)	(125,498)	(1,736,447)	(1,338,322)

Net income	334,895	184,893	2,676,062	2,314,070
Less Series B Preferred Stock Dividends	61,065	60,821	183,197	182,953
Net income attributable to common stockholders	$273,830	$124,072	$2,492,865	$2,131,117
Weighted average earnings per share-
basic	$0.09	$0.04	$0.83	$0.71
diluted	$0.09	$0.04	$0.81	$0.70

Average shares outstanding - basic	3,012,975	2,990,073	3,007,339	2,983,937
Average shares outstanding - diluted	3,012,975	2,990,073	3,300,454	3,277,053

See accompanying notes to consolidated financial statements

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Unaudited)
	Three Months Ended		Nine Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net Income	$334,895	$184,893	$2,676,062	$2,314,070
Other comprehensive income (loss):
Net unrealized gain (loss) on securities available for sale
net of tax of $3,244, ($682), ($14,402) and $2,272, respectively	7,306	(1,002)	(1,782)	5,731

Total comprehensive income	$342,201	$183,891	$2,674,280	$2,319,801

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES
Consolidated Statement of Changes in Common Stockholders' Equity For the Nine Months ended June 30, 2018
(Unaudited)

	Number of Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total

Balances at September 30, 2017	2,994,797	$29,948	$27,084,738	$5,170,855	$57,518	$32,343,059

Issuance of common stock	21,266	213	301,919	—	—	302,132
Dividends declared on common	—	—	—	(1,248,370)	—	(1,248,370)
Dividends declared on Series B Preferred Stock	—	—	—	(183,197)	—	(183,197)
Stock issuance costs	—	—	(153,164)	—	—	(153,164)
Comprehensive loss:
Change in unrealized gain on
securities available for sale, net of income taxes	—	—	—	—	(1,782)	(1,782)
Net income	—	—	—	2,676,062	—	2,676,062
Balances at June 30, 2018	3,016,063	$30,161	$27,233,493	$6,415,350	$55,736	$33,734,740

See accompanying notes to consolidated financial statements

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months Ended
	June 30, 2018	June 30, 2017
Cash flows from operating activities:
Net income	$2,676,062	$2,314,070
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	1,776,755	1,601,914
Amortization of debt issuance cost	95,485	81,921
Non-cash pension expenses	997,133	653,930
Regulatory asset amortizations	208,700	715,502
Stock issued for services	180,032	111,405
Loss (Gain) on sale of marketable securities	31,152	(68,859)
Deferred income taxes	1,736,447	1,338,322
Bad debt expense	192,189	18,459
Undistributed earnings on joint ventures	16,595	61,149

Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(843,494)	(634,971)
Unbilled revenue	—	(15,923)
Gas stored underground	323,339	24,126
Materials and supplies inventories	(340,940)	69,794
Prepaid expenses	(385,075)	(480,847)
Unrecovered gas and electric costs	124,435	117,249
Deferred regulatory costs	91,842	(242,840)
Other	2,956	(134,044)
Increase (decrease) in:
Accounts payable	289,056	(233,213)
Accrued expenses	(1,212,638)	(82,036)
Customer deposits and accrued interest	(514,006)	(1,268,581)
Deferred compensation	(13,111)	(114,259)
Deferred pension costs & post-retirement benefits	(813,254)	(911,480)
Other liabilities and deferred credits	541,013	(723,091)
Net cash provided by operating activities	5,160,673	2,197,697

Cash flows from investing activities:
Purchase of securities available-for-sale	(151,587)	(529,662)
Sale of securities available-for-sale	195,246	705,624
Collection of acquisition receivable	0	724,554
Amount (paid to) received from related parties	(38,721)	172,479
Investment in joint ventures	0	(205,000)
Capital expenditures	(3,823,512)	(3,887,311)
Net cash used in investing activities	(3,818,574)	(3,019,316)

Cash flows from financing activities:
Net repayments on lines-of-credit	(819,164)	(1,793,109)
Debt issuance costs paid	(149,523)	(20,488)
Proceeds from Preferred A Shares	-	867,425
Dividends paid	(1,289,948)	(1,220,901)
Proceeds under long-term debt	40,200,000	4,200,000
Repayment of long-term debt	(39,516,432)	(4,903,059)
Net cash used in financing activities	(1,575,067)	(2,870,132)
Net decrease in cash and cash equivalents	(232,968)	(3,691,751)

Cash and cash equivalents at beginning of period	442,930	3,808,968

Cash and cash equivalents at end of period	$209,962	$117,217

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,007,427	$903,788
Income taxes	$42,372	$46,500
Non-cash financing activities:
Dividends paid with shares	$125,548	$120,136
Number of shares issued for dividends	7,091	6,614

See accompanying notes to consolidated financial statements

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 – Basis of Presentation

Corning Natural Gas Holding Corporation (“Holding Company”) was incorporated in New York in July 2013 to serve as a holding company for Corning Natural Gas Corporation (the “Gas Company” or “Corning Gas”) and its dormant subsidiary Corning Natural Gas Appliance Corporation (“Appliance Company”). The Holding Company has 50% ownership interests in our joint ventures Leatherstocking Gas Company, LLC (“Leatherstocking Gas”), its subsidiary, Leatherstocking Gas Development Corporation, and Leatherstocking Pipeline Company, LLC (“Leatherstocking Pipeline”). The Holding Company also has Pike County Light & Power Company (“Pike”) as a subsidiary. As used in this document, the term “the Company” refers to the consolidated operations of the Holding Company, Gas Company, Pike and Appliance Company.

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

On March 3, 2018 the area Pike services experienced a major storm. Winter Storm Riley resulted in high winds and wet heavy snow, causing trees to fall to the ground, taking down numerous poles, spans of primary, secondary and service conductors, and damaging numerous pole top transformers. The cost of restoration is approximately $1.4 million. The $1.4 million is comprised of approximately $0.2 million of capital expenditures and $1.2 million of operation and maintenance repairs. On April 20, 2018 Pike filed a petition with Pennsylvania Public Utility Commission (“PAPUC”) for permission to defer losses, for accounting and financial reporting purposes, resulting from the operation and maintenance expenses arising from severe storm damage, and to amortize such losses commencing on the date when rates are changed pursuant to the Commission's final order in Pike’s next general rate case. On June 14, 2018 in Docket P-2018-3001395 the PAPUC granted Pike’s deferral petition.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (ASC Topic 842), which requires lessees to recognize substantially all leases on-balance sheet and disclose key information about leasing arrangements. The new standard establishes a right of use ("ROU") model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The new standard is effective for annual and interim periods beginning after December 15, 2018.  ASU 2016-02 requires entities to adopt a modified retrospective transition method for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the consolidated financial statements.  The Company continues to evaluate the impact that adopting ASU 2016-02 will have on its financial statements, but does not believe it will have a material impact at this time.

It is the Holding Company’s policy to reclassify amounts in the prior year financial statements to conform to the current year presentation.

Adoption of New Accounting Guidance

In July 2015, the FASB issued new accounting guidance simplifying inventory measurement by requiring companies to value inventory at the lower of cost or net realizable value. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. The adoption of this guidance, which occurred in the first quarter of the current fiscal year, did not have a material effect on our consolidated financial statements.

Note 2 - Pension and Other Post-Retirement Benefit Plans

Components of Net Periodic Benefit Cost:

Pension Benefits
	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Service Cost	$107,161	$110,025	$321,482	$330,073
Interest Cost	240,301	225,193	720,902	675,579
Expected return on plan assets	(300,205)	(278,978)	(900,614)	(836,932)
Amortization of prior service cost	—	655	—	1,967
Amortization of net (gain) loss	242,497	256,754	727,491	770,262
Net period benefit cost	$289,754	$313,649	$869,261	$940,949

Other Benefits
	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Service Cost	$4,445	$5,285	$13,336	$15,855
Interest Cost	12,060	11,774	36,180	35,324
Expected return on plan assets	—	—	—	—
Amortization of prior service cost	887	887	2,660	2,660
Amortization of net (gain) loss	1,374	3,412	4,121	10,236
Net period benefit cost	$18,766	$21,358	$56,297	$64,075

For ratemaking and financial statement purposes, pension expense represents the amount approved by the NYPSC in the Gas Company’s most recently approved rate case. Pension expense for ratemaking and financial statement purposes was approximately $219,000 and $656,000 for the three and nine months ended June 30, 2018, respectively, and $231,000 and $693,000 for the three and nine months ended June 30, 2017, respectively.

The difference between the pension expense (benefit) for ratemaking and financial statement purposes, and the amount computed above has been deferred as a regulatory asset and amounted to $874,689 and $668,218 at June 30, 2018 and 2017, respectively.

The NYPSC has allowed the Gas Company to recover incremental costs associated with other post-retirement benefits through rates on a current basis. Other post-retirement benefit expense for ratemaking and financial statement purposes was approximately $15,000 and $44,000 for the three and for nine months ended June 30, 2018, respectively, and approximately $21,000 and $64,000 for the three and nine months ended June 30, 2017, respectively. The difference between the other post-retirement benefit expense (benefit) for ratemaking and financial statement purposes, and the amount computed above has been deferred as regulatory assets and is not included in the prepaid cost noted above.

Contributions

The Gas Company expects to contribute $1,207,755 to its Pension Plan and $85,904 to its other Post Retirement Benefit Plan in fiscal year 2018. A total of $830,046 has been paid to the Pension Plan for the first nine months of this fiscal year and $911,480 for nine months ended June 30, 2017.

Note 3 – Financing Activities

On November 30, 2017, the Gas Company entered into a long-term debt agreement with M&T Bank for $29 million at a fixed rate of 4.16% with a ten year maturity (the “November 2017 Credit Agreement”). Principal and interest payments on the note commenced on December 30, 2017, with 120 consecutive monthly payments of $296,651 due on the last day of each month, with the unpaid principal and any unpaid interest due and payable in full on November 30, 2027. This debt replaces all of the Gas Company long-term debt and a $3,000,000 demand note payable that was presented as long-term debt as of September 30, 2017. This debt is secured by all personal property of the Gas Company including, among other things, accounts receivable, deposit accounts, general intangibles, inventory, and all fixtures, pipelines, easements, rights of way and compressors in the Gas Company’s distribution system pursuant to a security agreement (the “November 2017 Security Agreement”). The November 2017 Credit Agreement contains various affirmative and negative covenants of the Gas Company including, among others: (i) a “Total Funded Debt to Tangible Net Worth” (as such terms are defined in the 2017 Credit Agreement) ratio of not greater than 1.40 to 1.0; and (ii) a “Total Funded Debt to EBITDA” (as such terms are defined in the November 2017 Credit Agreement) ratio of not greater than 3.75 to 1.0; and (iii) a minimum Cash Flow Coverage (as defined in the November 2017 Credit Agreement) of not less than 1.10 to 1.0; in each case measured quarterly based on the Gas Company’s trailing twelve month operating performance and fiscal quarterly financial statements; delivery of compliance and financial statement requirements, and prohibitions on any sale of all or substantially all of its assets, acquisitions of substantially all the assets of any other entity, doing business under any assumed name, material changes to its business, purposes, structure or operations which could materially adversely affect the Gas Company, or any merger, consolidation or other similar transaction.

Events of default under the November 2017 Credit Agreement and the term note which permit the lender to exercise its remedies, including immediate acceleration of the principal and interest on any loans outstanding to the Gas Company, include, among others: (i) default in the payment of principal or interest on the loans under the November 2017 Credit Agreement, (ii) default by the Gas Company on any other obligation under the November 2017 Credit Agreement and related documents, (iii) failure to pay when due any other obligations of the Gas Company which could result in the acceleration of that obligation, (iv) various failures by any pension plan maintained by the Gas Company to comply with applicable law or any underfunding which the Lender determines may have an material adverse effect on the Gas Company’s ability to repay its debts, (v) entry of any judgments or order of any court or governmental entity against the Gas Company, and (vi) various bankruptcy and insolvency events. In addition, additional events of default under the November 2017 Credit Agreement include: any adverse change in the Gas Company, its business, assets, operations, affairs or condition which the lender determines will have a material adverse effect on the Gas Company, its business, assets, operation or condition (financial or otherwise) or on its ability to repay its debts, and at any time the lender in good faith deems itself insecure with respect to payment of the Gas Company’s obligations to it or other performance of such obligations. The November 2017 Security Agreement contains various representations, warranties, covenants and agreements customary in security agreements and various events of default substantially similar to those in the November 2017 Credit Agreement with remedies under the New York Uniform Commercial Code and the November 2017 Security Agreement. This refinancing is consistent with our June 2017 NYSPSC rate order. The November 2017 term note may be prepaid upon payment of a prepayment premium equal to the greater of 1% of the amount prepaid or the present value of the spread between the 4.16% fixed interest rate of the 2017 Term Note and the then current “market rate” based on the most recent U.S. Treasury Obligations with a term corresponding to the remaining period to the Maturity Date.

On January 27, 2016, the Gas Company entered into an agreement with M&T Bank for a revolving line of credit of $8.0 million at a variable interest rate determined by adding a factor, determined with reference to the Gas Company’s funded debt to EBITDA ratio calculated ninety days after the end of each quarter, to the daily LIBOR rate. The line of credit has been renewed under the same terms and expires on April 1, 2019. The amount outstanding under this line on June 30, 2018 was approximately $3.6 million with an interest rate of 4.925%. The Pike line of credit of $2.0 million has been renewed under the same terms and expires on April 1, 2019. The amount outstanding under this line on June 30, 2018 was approximately $1.2 million with an interest rate of 4.875%. Our lender has a purchase money security interest in all our natural gas purchases utilizing funds advanced by the bank under the credit agreement and all proceeds of sale and accounts receivable from the sale of that gas.

On May 23, 2018, Pike entered into a credit agreement with M&T and refinanced its outstanding loan with M&T, issuing a $11.2 million term note pursuant to the credit agreement. The Credit Agreement contains various affirmative and negative covenants of Pike including: a total funded debt to EBITDA ratio of not greater than 3.75 to 1.0, measured quarterly based on Pike’s trailing twelve month operating performance and fiscal quarterly financial statements; a minimum cash flow coverage of not less than 1.10 to 1.0, measured quarterly based on Pike’s trailing twelve month operating performance and fiscal quarterly financial statements; compliance and financial statement requirements; and prohibitions on changes in management or control, any sale of all or substantially all of its assets, acquisitions of substantially all the assets of any other entity, or other material changes to its business, purposes, structure or operations which could materially adversely affect Pike. The note bears interest at 4.92%. The note is payable in 119 consecutive monthly payments of $118,763 plus accrued interest, beginning on June 23, 2018 with a final payment of unpaid principal and interest on the maturity date of May 23, 2028. The note is secured by all personal property of Pike. Pike will owe a pre-payment penalty of 1% on any pre-paid principal made in advance of the maturity date.

The Gas Company and Pike were in compliance with our covenant calculations as of June 30, 2018.

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

The Holding Company has determined the fair value of certain assets through application of FASB ASC 820 “Fair Value Measurements and Disclosures”.

Fair value of assets and liabilities measured on a recurring basis at June 30, 2018 and September 30, 2017 are as follows:

Fair Value Measurements at Reporting Date Using:

	Fair Value	Quoted Prices In Active Markets or Identical Assets/Liabilities (Level 1)	Level 2	Level 3
June 30, 2018
Available-for-sale securities	$2,135,955	$2,135,955	$—	$—
September 30, 2017
Available-for-sale securities	$2,212,548	$2,212,548	$—	$—

A summary of the marketable securities at June 30, 2018 and September 30, 2017 is as follows:

	Cost Basis	Unrealized Gain	Unrealized Loss	Market Value
June 30, 2018
Cash and equivalents	$111,261	$—	$—	$111,261
Metlife stock value	38,180	—	—	38,180
Government and agency bonds	229,520	—	7,878	221,642
Corporate bonds	209,429	—	4,476	204,953
Mutual funds	34,341	—	299	34,042
Holding Company Preferred A Stock	599,125	—	26,250	572,875
Equity securities	833,614	119,388	—	953,002
Total securities	$2,055,470	$119,388	$38,903	$2,135,955

September 30, 2017
Cash and equivalents	$262,150	—	—	$262,150
Metlife stock value	40,377	—	—	40,377
Government and agency bonds	288,431	—	3,134	285,297
Corporate bonds	194,597	—	3,681	190,916
Mutual funds	24,382	678	—	25,060
Holding Company Preferred A Stock	572,875	—	—	572,875
Equity securities	733,068	102,805	—	835,873
Total securities	$2,115,880	$103,483	$6,815	$2,212,548

Realized gains included in earnings for the periods reported in investment income are as follows:

Investment Income
	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Total net realized gains included in earnings	$4,185	$15,312	$31,152	$68,859

Financial assets and liabilities valued using level 1 inputs are based on unadjusted quoted market prices as of the close of business on the days noted within active markets.

Note 5 – Stockholders’ Equity

For the quarter ended June 30, 2018, there were 5,856 shares of common stock issued for $52,683 of services and $42,568 under the DRIP. There were 3,150 shares issued to directors, 150 shares sold to Leatherstocking Gas, which used the shares to compensate its independent director, Carl T. Hayden, and 2,556 shares issued to various investors under the dividend reinvestment program (DRIP). For the quarter ended March 31, 2018, there were 9,920 shares of common stock issued for $80,820 of services and $40,664 under the DRIP. There were 5,775 shares issued to directors, 1,500 shares issued to officers for services, 450 shares sold to Leatherstocking Gas, which used the shares to compensate Mr. Hayden, and 2,195 shares issued to various investors under the DRIP. For the quarter ended December 31, 2017, there were 5,490 shares of common stock issued for $44,628 of services and $40,769 for the DRIP. There were 3,150 shares issued to directors for services, which used the shares to compensate Mr. Hayden, and 2,340 shares issued to various investors under the DRIP.

Dividends on shares of common stock are accrued when declared by the board of directors. For the quarter ended September 30, 2017, dividends were paid on October 15, 2017 to stockholders of record on September 30, 2017 in the amount of $403,990. For the quarter ended December 31, 2017, $405,328 was accrued for dividends paid on January 15, 2018 to stockholders of record on December 31, 2017. For the quarter ended March 31, 2018, $421,110 was accrued for dividends paid on April 16, 2018 to stockholders of record on March 31, 2018. For the quarter ended June 30, 2018, $421,932 was accrued for dividends paid on July 16, 2018 to stockholders of record on June 30, 2018.

Series A Preferred Stock accrues cumulative dividends at a rate of 6.0% of the liquidation preference per share ($25.00) and are expected to be paid on or about the 14th day of April, July, October and January of each year. For the quarter ended September 30, 2017, dividends were paid on October 15, 2017 in the amount of $78,975. For the quarter ended December 31, 2017, $78,975 was accrued for dividends paid on January 15, 2018. For the quarter ended March 31, 2018, $78,975 was accrued for dividends paid on April 15, 2018. For the quarter ended June 30, 2018, $78,975 was accrued for dividends paid on July 16, 2018. Dividends on the Series A Preferred Stock are reported as interest expense. Series B convertible Preferred Stock accrues cumulative dividends at a rate of 4.8% of the liquidation preference per share ($20.75) and are expected to be paid on or about the 14th day of April, July, October and January of each year. At September 30, 2017 there was $61,066 accrued for Series B Preferred Stock dividends paid on October 15, 2017. For the quarter ended December 31, 2017, $61,066 was accrued for dividends paid on January 15, 2018. For the quarter ended March 31, 2018, $61,066 was accrued for dividends paid on April 15, 2018. For the quarter ended June 30, 2018, $61,065 was accrued for dividends paid on July 16, 2018. See Note 8 for additional information on the preferred stock, including its mandatory redemption provisions.

Basic earnings per share are computed by dividing income available for common stock (net income less dividends declared on Series B Preferred Stock) by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. 244,263 (293,116 after adjustment for the stock dividend discussed below) shares of common stock issuable upon conversion of Series B Convertible Preferred Stock were excluded from the calculation of diluted earnings per share for the three months ended June 30, 2018 and 2017 because their inclusion would have been anti-dilutive.

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

On May 2, 2018, the Holding Company received notice that its Certificate of Amendment to its Certificate of Incorporation increasing the number of authorized shares of common stock from 3,500,000 to 4,500,000 shares, and increasing the number of authorized shares of preferred stock from 500,000 shares to 750,000 shares with the Department of State of the State of New York was approved.  That amendment to the Holding Company’s Certificate of Incorporation was effective as of the May 1, 2018 filing date. The increase in authorized preferred shares have not been designated as preferred A or B at this time.

Note 6 – Leatherstocking Companies

The Holding Company has an interest in Leatherstocking Gas and Leatherstocking Pipeline, each of which is a joint venture with Mirabito Regulated Industries, LLC, accounted for by the equity method. As of June 30, 2018 Leatherstocking Gas had long term debt of $6,046,011 and short term debt of $1,150,000 compared to $6,527,903 and $280,000 as of September 30, 2017 respectively. Leatherstocking Gas was in compliance with its loan covenant as of June 30, 2018.

The following table represents the Holding Company’s investment activity in Leatherstocking Gas and Leatherstocking Pipeline (the “Joint Ventures”) for the nine months ended June 30, 2018 and 2017:

	2018	2017
Beginning balance in investment in joint ventures	$2,707,406	$2,583,581
Investment in joint ventures	—	205,000
Income (loss) in joint ventures	(16,595)	(61,149)
	$2,690,811	$2,727,432

As of and for the nine months ended June 30, 2018, the Joint Ventures had combined assets of approximately $13.0 million, combined liabilities of approximately $7.6 million and combined net loss of approximately $34,000. As of and for the nine months ended June 30, 2017, the Joint Ventures had combined assets of approximately $13.0 million, combined liabilities of approximately $7.6 million and combined net loss of approximately $122,000.

Note 7 – Effective Tax Rate

Income tax (benefit) expense:
	3 months ended June 30		9 months ended June 30
	2018	2017	2018	2017
Current	$—	$—	$—	$—
Deferred	(301,270)	(125,498)	1,736,447	1,338,322
Total	$(301,270)	$(125,498)	$1,736,447	$1,338,322

Actual income tax expense differs from the expected tax expense (computed by applying the federal corporate tax rate of 24.5% before income tax expense) for the nine months ended June 30, 2018 and 2017 as follows:
	2018	2017
Expected federal tax expense	$981,286	$1,241,813
State tax expense (net of federal)	229,013	193,273
Regulatory deferral for tax rate difference	478,054	—
Other, net	48,094	(96,764)
Actual tax expense	$1,736,447	$1,338,322

On December 22, 2017, the federal Tax Cuts and Jobs Act (“Tax Act”) was signed into law. The Tax Act makes significant changes to the federal tax structure, which will impact the tax liabilities of utility companies.  The most immediate change is the reduction of the Company’s corporate federal income tax rate from 35% to 21%. This change in the tax rate became effective on January 1, 2018. For companies such as the Holding Company that use fiscal year ended reporting period for financials the corporate tax rate will be a blended rate. The blended tax rate for the Holding Company will be 24.5% for the twelve months ended September 30, 2018. Other aspects of the Tax Act may also impact the Company, such as the treatment of bonus depreciation and net operating losses.

The NYPSC has instituted a proceeding to determine the implications of the Tax Act on New York utilities. The NYPSC in its December 29, 2017 order instituting Case 17-M-0815 stated its intent to ensure that net benefits accruing from the Tax Act are preserved for ratepayers, either through deferral accounting or another method, from the effective date of the Tax Act. The Pennsylvania Public Utility Commission intends to review the Tax Act impacts on the utilities under its jurisdiction. The Tax Act includes provisions that stipulate how excess deferred taxes are to be passed back to customers for certain accelerated tax depreciation benefits. Potential refunds of other deferred income taxes will be determined by the federal and state regulatory agencies. The Company will defer the recognition of the tax benefit impact of the Tax Act as either an income tax benefit or a regulatory liability until the New York and Pennsylvania Commissions issued orders or directives on the accounting for the impact of the Tax Act. In accordance with the Tax Act, on May 17, 2018 PAPUC issued an order for Pike Electric Division to file temporary rate surcharge of -.067% effective July 1, 2018. Pike on June 1, 2018, filed a petition seeking reconsideration of the Orders entered May 17, 2018. The petition states that Pike county is not earning a return in excess of 5% upon its rate base and, accordingly, it should be exempt from the imposition of temporary rates. The petition is pending.

Note 8 – Preferred Stock

The Holding Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission with respect to a subscription rights offering to its stockholders to issue up to approximately $11.0 million in preferred stock. The subscription rights were distributed on a one-for-one basis to stockholders of record as of April 14, 2016 and expired on June 20, 2016. The Form S-1 covered 2,469,861 subscription rights for the purchase of up to 140,000 shares of 6% Series A Preferred Stock and up to 360,000 shares of 4.8% Series B Preferred Stock. Each subscription right entitled the holder to purchase either: (i) one-eighth share of the 6% Series A Preferred Stock, par value $0.01 per share, for $25.00 per share, or (ii) one-sixth share of the 4.8% Series B Preferred Stock, par value $0.01 per share, for $20.75 per share, which is convertible in accordance with its terms into 1.2 shares of common stock, subject to adjustment. Of the 140,000 shares of Series A Preferred Stock available, 105,303 shares were subscribed and of the 360,000 shares of Series B Preferred Stock available, 244,263 shares were subscribed. In August of 2017 the Company privately placed an additional 105,297 shares of Series A Preferred Stock.

Series A Preferred Stock accrues cumulative dividends at a rate of 6.0% of the liquidation preference per share ($25.00) and are expected to be paid on or about the 14th day of April, July, October and January of each year. The dates of record for the dividends, are March 31, June 30, September 30 and December 31, immediately preceding the relevant dividend payment date. On September 30, 2023, outstanding shares of Series A Preferred Stock will mature and be redeemed solely in cash at a redemption price equal to the liquidation preference per share plus an amount equal to all accrued but unpaid dividends subject to our having funds legally available for redemption under New York law. The dividends for the nine months ended June 30, 2018 and 2017 were $133,212, respectively, and these are recorded as interest expense.

In accordance with ASC 480, because of the mandatory redemption feature this is treated as liability. The issuance costs are treated as debt issuance costs and will be amortized over the life of the instrument. The debt issuance costs reduce the carrying value of the liability. The amortization of the Series A Preferred Stock debt issuance costs was $15,269 and $8,695 for the nine months ended June 30, 2018 and 2017, respectively. The amortization of the Series A Preferred Stock debt issuance costs was $5,090 and $2,898 for the three months ended June 30, 2018 and 2017, respectively.

Series B Preferred Stock accrues cumulative dividends at a rate of 4.8% of the liquidation preference per share ($20.75) and are expected to be paid on or about the 14th day of April, July, October and January of each year. The dates of record for the dividends, if any, will be March 31, June 30, September 30 and December 31, immediately preceding the relevant dividend payment date. Our president, Michael German, owns 9,000 of these shares.

Although by its terms the Series B Preferred Stock is mandatorily redeemable on September 30, 2026, in accordance with ASC 480 it is not considered mandatorily redeemable for accounting purposes as a result of the conversion feature presenting a contingency related to the redemption dates. Accordingly, this is not considered a liability. However, as a result of the decision related to conversion and not reaching redemption resting with the holder, this instrument has been classified as temporary equity in accordance with ASC 480. Upon conversion, the instrument would be reclassified as permanent equity. Dividends were $183,197 and $182,953 for the nine months ended June 30, 2018 and 2017, respectively. Dividends were $61,065 and $60,984 for the three months ended June 30, 2018 and 2017, respectively. The issuance costs of approximately $120,000 reduced the initial proceeds and will be accreted until redemption or conversion. During the nine months ended June 30, 2018 and 2017 there was accretion of $11,284 and $12,463, respectively. During the three months ended June 30, 2018 and 2017 there was accretion of $3,761 and $4,154, respectively.

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

The 2017 Joint Proposal, as adopted, provides true-ups for property taxes, pension costs, plant expenditures, large customer revenue, local production revenue and continues performance metrics for safety and customer satisfaction from the prior rate case. Although the stringency of certain performance measures and the amount of certain negative revenue adjustments for failure to meet specific standards are increased, the 2017 Joint Proposal, as approved by the June 2017 Order, also provides opportunities for positive revenue adjustments for exceeding applicable standards with regard to certain measures. Because the June 2017 Order approving the 2017 Joint Proposal was issued after the June 1, 2017 commencement of Rate Year 1 of the three-year rate plan and new rates did not go into effect until July 1, 2017, the 2017 Order provided for each of the Gas Company and its customers to be placed in the same position in which they would have been if the new rates had gone into effect as of June 1, 2017. Any resulting revenue adjustments in favor of the Gas Company are deferred for future recovery, with interest. The Rate Year 2 rate increase of $1,573,706 became effective June 1, 2018.

Total Regulatory Assets on the Balance Sheet as of June 30, 2018 amounts to $11,036,735 compared to $11,047,401 at September 30, 2017. The Regulatory Assets include $1,544,347 at June 30, 2018 and $349,547 at September 30, 2017 that is subject to Deferred Accounting Petitions and $982,403 at June 30, 2018 and $752,925 at September 30, 2017 that is under regulatory audit. The remaining items in regulatory assets are either approved in rates, part of annual reconciliations approved by the NYSPSC and PAPUC or approved through various commission directives.

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

The following table reflects the results of the segments consistent with the Holding Company’s internal financial reporting process. The following results are used in part, by management, both in evaluating the performance of, and in allocating resources to, each of the segments for the three months and nine months ended June 30, 2018 and 2017.

As of and for the three months ended June 30, 2018

	Gas Company	Pike	Holding Company	Total Consolidated
Total electric utility revenue	$0	$2,068,433	$0	$2,068,433
Total gas utility revenue	$5,257,250	$290,445	$0	$5,547,695
Investment income	$3,030	$0	$0	$3,030
Loss from joint ventures	$0	$0	($51,861)	($51,861)
Net income (loss)	$167,912	$262,328	($95,345)	$334,895
Income tax expense (benefit)	$71,874	$269,996	($40,600)	$301,270
Interest expense	$302,554	$103,186	$81,486	$487,226
Depreciation expense	$446,165	$146,321	$915	$593,401
Amortization expense*	$36,708	$51,389	$19,031	$107,128
Total assets	$80,514,116	$25,640,851	$3,354,728	$109,509,695
Capital expenditures	$661,919	$277,351	$0	$939,270

As of and for the three months ended June 30, 2017

	Gas Company	Pike	Holding Company	Total Consolidated
Total electric utility revenue	$0	$1,896,466	$0	$1,896,466
Total gas utility revenue	$4,768,313	$182,870	$0	$4,951,183
Investment income	$26,451	$0	$0	$26,451
Loss from joint ventures	$0	$0	($64,747)	($64,747)
Net income (loss)	$78,930	$185,838	($76,875)	$184,893
Income tax expense (benefit)	$48,125	$124,950	($47,577)	$125,498
Interest expense	$307,856	$121,643	$48,045	$477,544
Depreciation expense	$429,821	$112,881	$0	$542,702
Amortization expense*	$384,141	$139,251	$0	$523,392
Total assets	$78,623,339	$23,189,852	$3,132,028	$104,945,219
Capital expenditures	$1,167,790	$280,273	$0	$1,448,063

As of and for the nine months ended June 30, 2018

	Gas Company	Pike	Holding Company	Total Consolidated
Total electric utility revenue	$0	$5,910,445	$0	$5,910,445
Total gas utility revenue	$21,032,049	$1,502,339	$0	$22,534,388
Investment income	$62,525	$0	$0	$62,525
Loss from joint ventures	$0	$0	($16,595)	($16,595)
Net income (loss)	$2,377,704	$484,575	($186,217)	$2,676,062
Income tax expense (benefit)	$1,387,086	$427,237	($77,876)	$1,736,447
Interest expense	$981,115	$373,759	$245,525	$1,600,399
Depreciation expense	$1,330,423	$443,587	$2,745	$1,776,755
Amortization expense*	$122,819	$154,812	$26,554	$304,185
Total assets	$80,514,116	$25,640,851	$3,354,728	$109,509,695
Capital expenditures	$3,106,213	$717,299	$0	$3,823,512

As of and for the nine months ended June 30, 2017

	Gas Company	Pike	Holding Company	Total Consolidated
Total electric utility revenue	$0	$5,833,023	$0	$5,833,023
Total gas utility revenue	$17,950,594	$1,120,653	$0	$19,071,247
Investment income	$95,977	$0	$0	$95,977
Loss from joint ventures	$0	$0	($61,149)	($61,149)
Net income (loss)	$1,753,441	$720,520	($159,891)	$2,314,070
Income tax expense (benefit)	$1,021,943	$415,221	($98,842)	$1,338,322
Interest expense	$869,814	$371,139	$142,012	$1,382,965
Depreciation expense	$1,280,453	$321,460	$0	$1,601,913
Amortization expense*	$787,225	$189,332	$0	$976,557
Total assets	$78,623,339	$23,189,852	$3,132,028	$104,945,219
Capital expenditures	$3,553,951	$315,635	$17,725	$3,887,311

*Includes Regulatory and Debt Issuance Cost Amortizations

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Corning Natural Gas Holding Corporation (“Holding Company”) was incorporated in New York in July 2013 to serve as a holding company for Corning Natural Gas Corporation (the “Gas Company” or “Corning Gas”) and its dormant subsidiary Corning Natural Gas Appliance Corporation (“Appliance Company”). The Holding Company has 50% ownership interests in our joint ventures Leatherstocking Gas Company, LLC (“Leatherstocking Gas”), its subsidiary, Leatherstocking Gas Development Corporation, and Leatherstocking Pipeline Company, LLC (“Leatherstocking Pipeline”). The Holding Company also has Pike County Light & Power Company (“Pike”) as a subsidiary. As used in this document, the term “the Company” refers to the consolidated operations of the Holding Company, Gas Company, Pike, Leatherstocking investments and Appliance Company.

The Holding Company’s primary business, through its subsidiaries Corning Gas and Pike, is natural gas and electricity distribution. Corning Gas serves approximately 15,000 residential, commercial, industrial and municipal customers in the Corning, Hammondsport and Virgil, New York, areas and two other gas utilities which serve the Elmira and Bath, New York, areas. It is franchised to supply gas service in all of the political subdivisions in which it operates. It also transports for a gas producer from the producer’s gathering networks. Corning Gas is under the jurisdiction of the New York Public Service Commission (“NYPSC”) which oversees and sets rates for New York gas distribution companies. In addition, Corning Gas has contracts with Corning Incorporated and Woodhull Municipal Gas Company, a small local utility, to provide maintenance service on their gas lines. Pike is an electricity and gas utility regulated by the Pennsylvania Public Utility Commission (“PAPUC”). Pike provides electric service to approximately 4,700 customers in the Townships of Westfall, Milford and the northern part of Dingman and in the Boroughs of Milford and Matamoras. Pike provides natural gas service to approximately 1,200 customers in Westfall Township and the Borough of Matamoras. All of these communities are located in Pike County, Pennsylvania. Additionally, Leatherstocking Gas distributes gas in Susquehanna and Bradford Counties, Pennsylvania, and has an application pending before the NYPSC for authority to provide gas distribution services in Broome County, New York. Leatherstocking Pipeline, an unregulated company, serves one customer in Lawton, Pennsylvania.

The market for natural gas in our traditional service territory is relatively saturated with limited growth potential. However, growth opportunities do exist in extending our mains to areas adjacent or reasonably close to areas we currently serve. In addition, the Gas Company continues to see expansion opportunities in the commercial and industrial markets. Some of our largest customers added additional facilities in our service area that is increasing our revenue and margins. We completed a new pipeline to Marcellus Shale gas in Pennsylvania in 2009 and are transporting that gas throughout our pipeline infrastructure. In addition, the Holding Company has interests in two joint ventures, Leatherstocking Gas and Leatherstocking Pipeline (the

“Joint Ventures”), to transport and provide gas to areas of the northeast currently without gas service. Through Leatherstocking Gas, we are continuing to pursue opportunities to provide natural gas to unserved areas of New York and Pennsylvania. Our electric and gas service territory in Pike county, Pennsylvania is seeing economic growth and we are experiencing customer load and revenue growth for both electric and gas. In May 2018 Corning Gas renegotiated our supply arrangement with a local gas producer.

We continue to focus on improving the efficiency of our operations and making capital investments to improve our infrastructure. Corning Gas’s infrastructure improvement program concentrates on the replacement of older distribution mains and customer service lines. In fiscal 2017 we fixed 251 leaks and replaced 11.1 miles of bare steel main and 281 bare steel services. For the first nine months of fiscal 2018 we repaired 107 leaks, replaced 126 bare steel services and replaced 5.9 miles of bare steel main.

We believe our key performance indicators are net income, stockholders’ equity and the safety and reliability of our systems. Net income increased by $150,002 for the three months and $361,992 for the nine months ended June 30, 2018 compared to the same periods in fiscal 2017. Because the Holding Company’s principal operations are conducted through Corning Gas and Pike, both regulated utility companies, stockholders’ equity is an important performance indicator. The NYPSC and PAPUC allow Corning Gas, Pike and Leatherstocking the opportunities to earn a just and reasonable return on stockholders’ equity as determined under applicable regulations. Stockholders’ equity is, therefore, a precursor of future earnings potential. As of June 30, 2018, compared to June 30, 2017, stockholders’ equity increased from $32,976,648 to $33,734,740. We plan to continue our focus on building stockholders’ equity. Safety and efficiency indicators include leak repair, main and service replacements and customer service metrics. Key performance indicators:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Net income	$334,895	$184,893	$2,676,062	$2,314,070
Stockholders' equity	$33,734,740	$32,976,648	$33,734,740	$32,976,648
Stockholders' equity per weighted average share	$11.20	$11.03	$11.22	$11.05

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

Utility operating revenues increased $768,479 during the three months and $3,540,563 during the nine months ended June 30, 2018 compared to the same periods last year mainly due to the rate increase at the Gas Company, higher gas prices and more seasonable temperatures compared to the prior year.

The following table summarizes our utility operating revenue:

	Three months ended June 30,		Nine months ended June 30,
	2018	2017	2018	2017
Retail electric revenue:
Residential	$877,382	$876,396	$2,806,934	$2,776,612
Commercial	1,036,561	991,995	2,872,308	2,971,037
Street lights	26,855	19,741	95,528	61,136
Total retail electric revenue	$1,940,798	$1,888,132	$5,774,770	$5,808,785

Retail gas revenue:
Residential	$3,461,242	$2,795,587	$14,327,597	$11,463,676
Commercial	543,498	445,760	2,342,763	1,861,569
Transportation	907,440	844,034	3,629,899	3,252,634
Total retail gas revenue	$4,912,180	$4,085,381	$20,300,259	$16,577,879

Total retail revenue	$6,852,978	$5,973,513	$26,075,029	$22,386,664

Wholesale	374,853	330,267	1,763,906	1,551,230
Local production	202,792	87,434	635,738	299,070
Other utility revenues	185,505	456,435	(29,840)	667,306
Total revenue	$7,616,128	$6,847,649	$28,444,833	$24,904,270

The following tables further summarize other utility revenues on the operating revenue table:

	Three months ended June 30,		Nine months ended June 30,
	2018	2017	2018	2017
Other utility revenues:
Customer discounts forfeited	$33,416	$35,435	$79,382	$86,613
Reconnect fees	(675)	1,071	1,299	5,702
Other gas revenues (see below)	132,299	418,781	(132,231)	571,390
Surcharges	20,465	1,148	21,710	3,601
Total other utility revenues	$185,505	$456,435	$(29,840)	$667,306

	Three months ended June 30,		Nine months ended June 30,
	2018	2017	2018	2017
Other gas revenues:
Delivery Rate Adjustment (DRA) carrying costs	$911	$965	$2,873	$2,951
Contract customer reconciliation	(112)	57,182	(65,467)	289,237
Monthly RDM amortizations	9,375	81,182	(172,244)	(80,567)
Local production revenues	(2,861)	51,344	(13,335)	131,661
Annual DRA reconciliation	(37,047)	0	(111,140)	0
Customer performance incentive	32,000	0	32,000	0
Rate Case Make Whole Adjustments	0	326,630	0	326,630
All other	130,033	(98,522)	195,082	(98,522)
Total other gas revenues	$132,299	$418,781	$(132,231)	$571,390

Gas and electric purchases are our largest expenses. Purchased gas expense increased $83,453 for the three months and $1,595,267 for the nine months ended June 30, 2018, compared to the same periods last year due primarily to higher gas expense at Corning and Pike for the period. Electricity costs decreased by $137,146 for the three months ended June 30, 2018 and $318,319 for the nine months ended June 30, 2018 primarily due to lower prices for purchased power at Pike.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Utility Electric Revenues	$2,068,433	$1,896,466	$5,910,445	$5,833,023
Electricity Purchased	481,066	618,212	1,639,140	1,957,459
Margin	$1,587,367	$1,278,254	$4,271,305	$3,875,564
Margin %	76.74%	67.40%	72.27%	66.44%

Utility Gas Revenues	$5,547,695	$4,951,183	$22,534,388	$19,071,247
Natural Gas Purchased	1,351,932	1,268,479	6,757,377	5,162,110
Margin	$4,195,763	$3,682,704	$15,777,011	$13,909,137
Margin %	75.63%	74.38%	70.01%	72.93%

Operating and Interest Expenses

Operating and maintenance expense for the three and nine months ended June 30, 2018, increased by $7,475 and $105,481, respectively, compared to the three months and nine months ended June 30, 2017. The increase in expenses was due to higher legal fees at Pike, expenses associated with PAPUC audit at Pike, higher bad debt expenses at Pike, minor storm costs at Pike, higher pension expense at Corning Gas, offset by lower Rate Case expenses and regulatory amortization at Corning Gas. Storm costs are classified as major or minor storms by regulators. Major storms such as Winter Storm Riley were subject to deferral accounting treatment (more fully discussed in Note 1 - Basis of Presentation). Minor storms that were experienced by Pike in the first quarter were expensed. Depreciation expense for the three and nine months ended June 30, 2018 increased by $50,699 and $174,842, respectively compared to the same periods in fiscal year 2017 because of depreciation costs particularly for information technology equipment at Pike and new pipe laid in the ground by the Gas Company during the nine months ended June 30, 2018. Interest expenses for the three and nine months ended June 30, 2018, increased by $9,682 and $217,434, respectively compared to the same periods last year mainly due to additional long term debt outstanding and higher amortization of debt issuance costs.

Net Income

As a result of the foregoing, net income increased by $150,002 for the three months and $361,992 for the nine months ended June 30, 2018 compared to the same periods in fiscal year 2017. This increase was mainly due to the rate increase at the Gas Company. This increase was offset by regulatory amortization of $208,700, rate case expenses of approximately $170,000 and Pike’s minor storm costs of approximately $251,000, as well as, higher depreciation and property tax expense.

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

Capital expenditures are the principal use of internally generated cash flow.  To fund capital expenditures, the Gas Company needs to draw on both operating cash and new debt and/or equity from Holding Company. In fiscal year 2018 to date, the Gas Company has spent approximately $3.8 million on projects and safety-related infrastructure improvements. This, in conjunction with our growth projects, creates liquidity pressure on the Holding Company. We anticipate that our aggressive capital construction program may require the Holding Company to raise new net debt and/or equity. For the first nine months of fiscal 2018, the company experienced a decrease in new net debt (long-term and short-term debt) of $265,983 and issued new equity (for board of directors services and the DRIP) amounting to $302,132. This was achieved even with the $1.4 million cash outlay for Winter Storm Riley.

Cash flows from financing activities of the Gas Company consist of repayment of long-term debt, new long-term borrowing, borrowings and repayments under our lines-of-credit, quarterly dividends paid and equity issuances. For the Gas Company’s operations, it has an $8.0 million revolving line of credit with M&T Bank of which $3.6 million was outstanding at June 30, 2018 with an interest rate of 4.925%. Interest is a variable rate determined by the Gas Company’s funded debt to EBITDA ratio calculated ninety days after the end of each quarter added to the daily LIBOR rate with no additional collateral or covenants beyond those included in the M&T Bank term notes. See Note 3 - Financing Activities of the notes to the consolidated financial statements above for further information. The Gas Company was in compliance with all of its loan covenants as of June 30, 2018.

During this quarter, we injected gas into storage and as of June 30, 2018, had a balance of $1,058,857 worth of gas in storage. During the next quarter, the Gas Company will also be injecting gas into storage to have sufficient gas to supply customers for the winter season.

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

Consistent with the NYPSC orders, on November 30, 2017, the Gas Company entered into a long-term debt agreement with M&T Bank for $29 million at a fixed rate of 4.16% with a ten year maturity. Principal and interest payments on the note commenced on December 30, 2017, with 120 consecutive monthly payments of $296,651 due on the last day of each month, with the unpaid principal and any unpaid interest due and payable in full on November 30, 2027. This debt replaces all of the Gas Company’s long-term debt and a $3 million demand note payable that was presented as long-term debt as of September 30, 2017. See Note 3 – Financing Activities to the consolidated financial statements for further information.

On March 15, 2018 the PAPUC granted Pike permission to refinance the M&T Bank Loan. The Pike M&T Bank loan was refinanced during the quarter ended June 30, 2018, had a balance of $11.2 million at June 30, 2018, and bears interest at a 4.92%.

The Gas Company and Pike rely heavily on their lines of credit to finance the purchase of gas that is placed in storage. In addition, an M&T Bank vehicle loan amounting to $12,493 at June 30, 2018 bears interest at a fixed rate of 4.69%.

As of June 30, 2018, we believe that cash flow from operating activities and borrowings under our lines of credit will be sufficient to satisfy our working capital and debt service requirements over the next twelve months. We believe new debt and proceeds from equity will be required to satisfy our capital expenditures to finance our internal growth needs for the next twelve months.

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

As adopted by the June 2017 Order, the 2017 Joint Proposal defined earlier is a comprehensive settlement extending for three consecutive Rate Years (the twelve months ending May 31, 2018, 2019 and 2020) and permits Corning Gas to increase its base rates for gas delivery service. The new base rates under the June 2017 Order, when offset by the elimination of existing surcharges at the beginning of Rate Year 1 and levelized over the three Rate Years, result in the following incremental revenue increases over the prior Rate Year: Rate Year 1 - $1,558,553, Rate Year 2 - $1,573,706, and Rate Year 3 - $1,556,594, equating to increases of approximately 6.2%, 5.9% and 5.5%, respectively, as a percentage of total delivery revenues including gas costs. The 2017 Joint Proposal, as adopted, permits a rate of return on common equity of 9.0%, and an “Earnings Sharing Mechanism” that provides for Corning Gas to retain all earnings above 9.00% up to and including 9.50%, and for customers to retain (a) 50% of the earnings above 9.50% up to and including 10.00%, (b) 75% of earnings above 10.00% up to and including 10.50%, and (c) 90% of earnings above 10.50%.

The 2017 Joint Proposal provides true-ups for property taxes, pension costs, and plant additions and continues performance metrics for safety and customer satisfaction from the prior rate case. Although the stringency of certain performance measures and the amount of certain negative revenue adjustments for failure to meet specific standards are increased, the 2017 Joint Proposal, as approved by the June 2017 Order, also provides opportunities for positive revenue adjustments for exceeding applicable standards with regard to certain measures. Because the June 2017 Order approving the 2017 Joint Proposal was issued after the June 1, 2017 commencement of Rate Year 1 of the three-year rate plan and new rates did not go into effect until July 1, 2017, the June 2017 Order provides for each of the Gas Company and its customers to be placed in the same position in which they would have been if the new rates had gone into effect as of June 1, 2017. Any resulting revenue adjustments in favor of the Gas Company are deferred for future recovery, with interest. The Rate Year 2 rate increase of $1,573,706 became effective June 1, 2018.

By petition dated June 13, 2017, in Case 17-G-0346, Corning Gas requested authority under Public Service Law §69 to issue approximately $44 million of long-term debt through December 31, 2020. In its petition, Corning Gas requested permission to refinance all or a portion of its existing loans with a ten-year fixed rate loan (“Refunding Debt”). In addition, Corning Gas requested authority to issue new debt through December 31, 2020 to fund its future construction expenditures, repay short-term debt incurred to finance previous years’ construction expenditures, and to refinance its maturing debt obligations (“New Debt”). The NYSPSC, in an order issued November 17, 2017, authorized Corning Gas to issue up to $26 million for Refinancing Debt and up to $18 million for New Debt.

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

On January 23, 2018 Pike filed a petition with the PAPUC a Securities Certificate for a refinanced loan in the amount of $11.2 million. The purpose of this Securities Certificate filing was to seek approval by the PAPUC for Pike to renew and extend its existing term loan originally used to purchase the stock of Pike from O&R. The Securities Certificate was approved by the Commission on March 15, 2018, Docket No. S-2018-2644326 and S-2018-2644374. The Pike M&T Bank loan was refinanced during the quarter ended June 30, 2018, had a balance of $11.2 million at June 30, 2018, and bears interest at a fixed interest rate of 4.92%.

On March 3, 2018 Pike experienced a major storm. Winter Storm Riley resulted in high winds and wet heavy snow, causing trees to fall to the ground, taking down numerous poles, spans of primary, secondary and service conductors, and damaging numerous pole top transformers. The cost of restoration is approximately $1.4 million. The $1.4 million is comprised of approximately $0.2 million of capital expenditures and $1.2 million of operation and maintenance repairs. On April 20, 2018 Pike filed a petition with PAPUC for permission to defer losses, for accounting and financial reporting purposes, resulting from the operation and maintenance expenses arising from severe storm damage, and to amortize such losses commencing on the date when rates are changed pursuant to the Commission's final order in Pike’s next general rate case. On June 14, 2018 in Docket P-2018-3001395 the PAPUC granted Pike’s deferral petition.

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

Critical Accounting Policies

Our significant accounting policies are described in the notes to the Consolidated Financial Statements in the Holding Company’s Form 10-K for the year ended September 30, 2017, filed on December 29, 2017. There have been no significant changes in our accounting policies for the nine months ended June 30, 2018.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2018, the Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. Based upon the Company’s evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2018.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information.

None

Item 6.	Exhibits.

3.1	Certificate of Amendment to the Certificate of Incorporation with respect to the number of shares of common stock and the number of shares of preferred stock filed by the Department of State of the State of New York on May 1, 2018 (filed as Exhibit 3.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2018)
10.1	Amended and Restated Credit Agreement, dated November 30, 2017 between Corning Natural Gas Company and M&T Bank *
10.2	Replacement Term Note, dated November 30, 2017 from Corning Natural Gas Company to M&T Bank in the initial principal amount of $29,000,000, with Prepayment Premium Rider.*
10.3	Amended and Restated General Security Agreement, dated November 30, 2017 from Corning Natural Gas Corporation and M&T Bank *
31.1**	Certification of the Chief Executive Officer and President pursuant to 17 CFR Section 240.13a-14
31.2**	Certification of the Chief Financial Officer and Treasurer pursuant to 17 CFR Section 240.13a-14
32.1***	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to
18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101***	The following materials from the Corning Natural Gas Holding Corporation Quarterly Report on Form
10Q for the period ended June 30, 2018 , formatted in XBRL (eXtensible Business Reporting Language):
(i) the Consolidated Balance Sheets at June 30, 2018 and September 30, 2017,
(ii) the Consolidated Statements of Income and Comprehensive Income for the three months ended June 30, 2018 and June 30, 2017 and nine months ended June 30, 2018 and June 30, 2017.
(iii) the Consolidated Statements of Cash Flows for the nine months ended June 30, 2018 and June 30, 2017, and
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

CORNING NATURAL GAS HOLDING CORPORATION

Date: August 9, 2018 By: /s/ Michael I. German

Michael I. German, Chief Executive Officer and President

(Principal Executive Officer)

Date: August 9, 2018 By: /s/ Firouzeh Sarhangi

Firouzeh Sarhangi, Chief Financial Officer and Treasurer

(Principal Financial and Accounting Officer)