Form 10-K
period 2018-09-30
Corning Natural Gas Holding Corp
filed 2018-12-20
CIK 1582244

.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark whether the Registrant has submitted electronically, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [☒ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (check one):

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

Indicate by check mark whether the registrant is a shell company. YES [ ] NO [X]

The aggregate market value of the 1,730,514 shares of the Common Stock held by non-affiliates of the Registrant at the $17.55 average of bid and asked prices as of the last business day of registrants completed at March 31, 2018, was $30,370,520.

Number of shares of Common Stock outstanding as of the close of business on December 20, 2018: 3,027,678

DOCUMENTS INCORPORATED BY REFERENCE

In accordance with General Instruction G(3) of Form 10-K, certain information required by Part III will either be incorporated by reference to the definitive proxy statement for Corning Natural Gas Holding Corporation’s Annual Meeting of Shareholders filed within 120 days after September 30, 2018, or will be included in an amendment to this Form 10-K filed within that period.

Information contained in this Form 10-K for fiscal 2018 period which is incorporated by reference contains certain forward looking statements which may be impacted by factors beyond the control of the Company, including but not limited to natural gas supplies, regulatory actions and customer demand. As a result, actual conditions and results may differ from present expectations. See “Cautionary Statement Regarding Forward-Looking Statements” below.

1

EXPLANATORY NOTE

Corning Natural Gas Holding Corporation (“Holding Company”) is a successor issuer to Corning Natural Gas Corporation (“Corning Gas or the Gas Company”) as of November 12, 2013 as a result of a share-for-share exchange, creating a holding company structure. As of November 12, 2013, the Gas Company became a wholly-owned subsidiary of Holding Company.

As used in this Form 10-K, the term “Company”, “we” or “us” refers to the consolidated companies, the terms “Gas Company” and “Corning Gas” mean Corning Natural Gas Corporation, and the term “Pike” means Pike County Light & Power Company, unless the context clearly indicates otherwise. Except as otherwise stated, the information contained in this Form 10-K is as of September 30, 2018.

toc

PART I

ITEM 1 – BUSINESS

General

The Holding Company was incorporated in New York in July 2013 to serve as a holding company for the Gas Company and its dormant subsidiary, Corning Natural Gas Appliance Corporation (the “Appliance Company”). The Holding Company has 50% ownership interests in our joint ventures Leatherstocking Gas Company, LLC (“Leatherstocking Gas”), which includes its subsidiary, Leatherstocking Gas Development Corporation, and Leatherstocking Pipeline Company, LLC (“Leatherstocking Pipeline”). On August 31, 2016, the Company completed the stock purchase acquisition of Pike County Light & Power Company (“Pike”).

The Company’s principal executive offices are located at 330 W. William Street, Corning New York, 14830, the telephone number is (607) 936-3755, and our website is www.corninggas.com.

Business

The Company’s primary business, through its subsidiaries Corning Gas and Pike, is natural gas and electric distribution. Corning Gas serves approximately 15,000 residential, commercial, industrial and municipal customers in the Corning, Hammondsport and Virgil, New York, areas and two other gas utilities which serve the Elmira and Bath, New York, areas. It is franchised to supply gas service in all of the political subdivisions in which it operates. The Gas Company is under the jurisdiction of the New York Public Service Commission (“NYPSC”) which oversees and sets rates for New York gas distribution companies. In addition, the Gas Company has contracts with Corning Incorporated and Woodhull Municipal Gas Company, a small local utility, to provide maintenance service on their gas lines. Pike is an electric and gas utility regulated by the Pennsylvania Public Utility Commission (“PAPUC”). Pike provides electric service to approximately 4,800 customers in the Townships of Westfall, Milford and the northern part of Dingman and in the Boroughs of Milford and Matamoras. Pike provides natural gas service to 1,200 customers in Westfall Township and the Borough of Matamoras. All of these communities are located in Pike County, Pennsylvania. Additionally, Leatherstocking Gas distributes gas in Susquehanna and Bradford Counties, Pennsylvania, and has an application pending before the NYPSC for authority to provide gas distribution services in Broome County, New York. Leatherstocking Pipeline, an unregulated company, serves one customer in Lawton, Pennsylvania.

Gas and Electric Supply

Corning Gas has contracted with various sources to provide natural gas to our distribution system. The Gas Company contracts for pipeline capacity, as well as storage capacity of approximately 736,000 dekatherms (“Dth”). The Company manages its transportation and storage capacity with internal resources. Pike has contracted with Orange and Rockland Utilities, Inc. (“O&R”) to provide electricity and natural gas according to agreements until August 2019, subject to renewal.

Corning Gas secured the NYPSC-required fixed price and storage gas supply for the 2018-2019 winter season and is managing its storage and gas supply contracts following its gas supply and acquisition plan. Assuming no extraordinary conditions for the winter season, gas supply, flowing and storage, will be adequate to serve its approximately 15,000 customers.

Corning Gas does not expect a shortage of natural gas to impact our business over the next five to ten years. Natural gas supply over the last several years has been positive, and domestic reserves and production have increased. This is especially true in proximity to our distribution network. We likewise anticipate no shortages of the necessary pipes and valves for safe distribution of natural gas, and continue to receive material inventory from various reliable sources. We also have confidence that our agreement with O&R will enable Pike to meet all of our electric and gas needs for Pike’s customers until August 2019, subject to renewal.

Seasonality

For both Corning Gas and Pike, business is highly seasonal in nature, sales for each quarter of the year vary and are not comparable. Sales vary depending on seasonal variations in temperature. Gas sales for Corning Gas and Pike peak in the winter, while Pike’s electric sales peak in the summer.

Significant Customers

The Gas Company has three major customers, Corning Incorporated, New York State Electric & Gas, and Bath Electric, Gas & Water Systems. These customers accounted for approximately 15.69% of our revenues in fiscal 2018 and 19.09% in fiscal 2017. The loss of any of these customers would have an adverse impact on our financial results.

Employees

The Company had 63 employees as of September 30, 2018, and 61 as of September 30, 2017. Of this total, approximately one third are union labor working under a union contract effective until April 5, 2021.

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

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Regulatory Matters” for key terms of the

Joint Proposal.

Pike is operating under a rate order issued effective September 1, 2014 and extended to March 1, 2018 and continuing until the next rate case under the terms of our acquisition (see below under the heading “Regulatory Matters – Pike”).

toc

ITEM 1A. RISK FACTORS

Our operations could be adversely affected by fluctuations in the price of natural gas and electricity.

Prices for natural gas and electricity are subject to volatile fluctuations in response to changes in supply and other market conditions. While these costs are usually passed on to customers of the Gas Company pursuant to natural gas adjustment clauses, and to customers of Pike through the gas rate cost, and therefore do not pose a direct risk to earnings, we are unable to predict what effect a sharp increase in natural gas and electricity prices may have on our customers’ energy consumption or ability to pay. Higher prices to customers can lead to higher bad debt expense and customer conservation. Higher prices may also have an adverse effect on our cash flow as we are typically required to pay for our natural gas and electricity prior to receiving payments for the natural gas or electricity from our customers.

Operational issues beyond our control could have an adverse effect on our business.

Pike, Leatherstocking Gas and Gas Company’s ability to provide natural gas depends both on our own operations and facilities and that of third parties, including local gas producers and natural gas pipeline operators from whom we receive our natural gas supply. The loss of use or destruction of our facilities or the facilities of third parties due to extreme weather conditions, breakdowns, war, acts of terrorism or other occurrences could greatly reduce potential earnings and cash flows and increase our costs of repairs and replacement of assets. Although we carry property insurance to protect our assets, and regulatory policies of the NYPSC and PAPUC provide the opportunity for deferral and recovery of extraordinary incremental costs associated with losses for such incidents for the Gas Company, our losses may not be fully recoverable through insurance or customer rates.

Significantly warmer than normal weather conditions may affect the sale of natural gas and significantly cooler than normal weather could affect our electric sales. Either could adversely impact our financial position and the results of our operations.

The demand for natural gas and electricity are directly affected by weather conditions. Significantly warmer than normal weather conditions in the winter in our service areas could reduce our earnings and cash flows as a result of lower gas sales. Cooler summer weather would result in lower electricity sales for air conditioning. Corning Gas mitigates the risk of warmer winter weather through the weather normalization and revenue decoupling clauses in our tariffs. These clauses allow the Gas Company to surcharge customers for under-recovery of revenue. Pike and Leatherstocking Gas do not have weather normalization or revenue decoupling to mitigate the risk of warmer weather in the winter or cooler weather in the summer.

Information Technology

Cyber-attacks or acts of cyber-terrorism could disrupt our business operations and information technology systems or result in the loss or exposure of confidential or sensitive customer, employee or Company information.

Since February 2018, the Company has begun a three phase upgrade to information technology (“IT") hardware and software. Currently two of the three phases have been completed. The Company has hired an IT company to augment its existing IT staff and implement the required changes. System improvements include 24/7 firewall monitoring by Synoptek, cleanup of active directory, and review of internal credentials. The Company is utilizing Endeavor Services Group to maintain system integrity, upgrade the Company to an Office 365 environment, and implement a robust helpdesk capability. The Company has also implemented improved onboarding and offboarding capabilities as they relate to IT. The Company has begun a phishing assessment with KnowBe4 to test the current level of employee knowledge and ability to prevent the download of malware via e-mail attachments. KnowBe4 will provide a baseline report and ongoing training to improve employee awareness.

The Company participated an American Gas Association (“AGA”) sponsored cybersecurity peer review in Columbus, Ohio in 2018. Data from this review will identify how the Company’s current cybersecurity configurate compares with other AGA members during 2019.

The Gas Company’s cybersecurity capability was audited by the NYPSC in August of 2018. The official results have not yet been published but unofficial results indicate no major deficiencies.

The Company has not been a victim of any cyber attacks that we were aware of.

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

Many of our commercial and industrial gas customers use natural gas in the production of their products.  During economic downturns, these customers may see a decrease in demand for their products, which in turn may lead to a decrease in the amount of natural gas they require for production. During any economic slowdown there is typically an increase in individual and corporate customer bankruptcies.

Pike has limited industrial customers and is therefore less vulnerable to economic conditions in its service territory. An increase in customer bankruptcies would increase our bad debt expenses and reduce our cash flows.

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

We may not generate sufficient cash flows from operations to meet all of our cash needs.  As part of the Gas Company’s June 2017 Order by the NYPSC, we have estimated capital expenditures to upgrade our distribution system of approximately $6.0 million in fiscal year 2018 through 2020.  We also continue to have debt retirement obligations of approximately $3.0 million per year at the Gas Company and $1.0 million per year at Pike. Additionally, we estimate investments into Leatherstocking Gas of between $100,000 to $300,000 for fiscal years 2019 and 2020, respectively, to fund our one-half of the cost (based on ownership interest) of capital projects.

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

Changes to the Tax Code.

In December 2017, Congress enacted, and the President signed, significant changes to the federal income tax code known as The Tax Cuts and Jobs Act (“Tax Act”). The legislation significantly changes U.S. tax law by, among other things, permanently reducing the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. As part of the Tax Act, taxpayers with a tax year-end other than December 31, 2017 had to prorate their tax rate applicable for their entire fiscal year.  As a result, since the Company has a tax year ended of September 30, 2018, their federal income tax rate for fiscal year 2018 will be 24.25%.  As a result of the reduction in the U.S. corporate income tax rate from 35% to 21% under the Tax Act, the Company revalued its ending U.S. net deferred tax liabilities at December 31, 2017.  These changes have affected our balance sheet income statement and cash flow as the New York and Pennsylvania commissions have issued orders that require the Company to return to Corning gas and Pike electric customers the difference between the federal income tax allowance in base rates and the new statuary rate of 21% This did not impact Pike gas or Leatherstocking Gas. The refund to customers began on October 1, 2018. The non-regulated segments of the Company’s operation are not subject to the Commission Orders. The vast majority of the tax benefits will be refunded to customers via bill sur-credits or the next base rate case.

ITEM 2 – PROPERTIES

Corning Gas and the Holding Company’s headquarters are located at 330 West William Street, Corning, New York. This structure is physically connected to the operations center. Leatherstocking headquarters are officially in Binghamton, New York and its operations center is located in Corning, New York. Pike’s headquarters and operation center are in Westfall, Pennsylvania.

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

toc

ITEM 3 - LEGAL PROCEEDINGS

The Company has lawsuits pending of the type incurred in the normal course of business and the Company believes that any potential losses should be covered by insurance and will not have a material impact on the business.

toc

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

PART II

toc

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The principal market on which the Holding Company’s common stock is traded is the OTCQX Best Marketplace, under the symbol CNIG. Trading in the common stock is limited and sporadic. The following table sets forth the high and low closing sale prices as reported on the OTCQX for the Holding Company’s common stock for each quarter within the Holding Company’s last two fiscal years. Because the Holding Company’s stock is traded on the OTCQX, these quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions. The number of shareholders of record of the Holding Company’s common stock was 618 at September 30, 2018. Per share amounts for the dates presented in the table have been retroactively restated to reflect the stock split that occurred during the year ended September 30, 2017. See Note 9 in the consolidated financial statements.

MARKET PRICE - (OTCQX)

Quarter Ended	High	Low
December 31, 2016	23.75	17.55
March 31, 2017	22.50	18.50
June 30, 2017	24.00	18.48
September 30, 2017	21.25	18.35
December 31, 2017	20.50	18.22
March 31, 2018	19.50	17.51
June 30, 2018	18.51	17.01
September 30, 2018	19.01	17.10

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

For the fiscal year ended September 30, 2018, there were a total of 27,054 shares of common stock issued for $223,783 of services and $165,075 in connection with the DRIP (dividend reinvestment program). There were 16,725 shares issued to officers and directors, 750 shares sold to Leatherstocking Gas, which used the shares to compensate its independent director, Carl Hayden, and 9,579 shares issued to various investors under the DRIP.

Dividends on shares of common stock are accrued when declared by the board of directors. For the quarter ended December 31, 2016, $372,347 was accrued for dividends paid on January 15, 2017 to stockholders of record on December 31, 2016. For the quarter ended March 31, 2017, $397,997 was accrued for dividends paid on April 15, 2017 to stockholders of record on March 31, 2017. For the quarter ended June 30, 2017, $403,684 was accrued for dividends paid on July 15, 2017 to stockholders of record on June 30, 2017. For the quarter ended September 30, 2017, $403,990 was accrued for dividends paid on October 15, 2017 to stockholders of record on September 30, 2017. For the quarter ended December 31, 2017, $405,328 was accrued for dividends paid on January 15, 2018 to stockholders of record on December 31, 2017. For the quarter ended March 31, 2018, $421,110 was accrued for dividends paid on April 16, 2018 to stockholders of record on March 31, 2018. For the quarter ended June 30, 2018, $421,932 was accrued for dividends paid on July 16, 2018 to stockholders of record on June 30, 2018. For the quarter ended September 30, 2018, $422,739 was accrued for dividends paid on October 12, 2018 to stockholders of record on September 30, 2018.

Series A Cumulative Preferred Stock accrues cumulative dividends at a rate of 6.0% of the liquidation preference per share ($25.00) and are expected to be paid on or about the 14th day of April, July, October and January of each year. For the quarter ended September 30, 2018, $78,975 was accrued for the dividend paid on October 12, 2018. Dividends on the Series A Preferred Stock are reported as interest expense. Series B Convertible Preferred Stock accrues cumulative dividends at a rate of 4.8% of the liquidation preference per share ($20.75) and are expected to be paid on or about the 14th day of April, July, October and January of each year. For the quarter ended September 30, 2018, $61,066 was accrued for dividends paid on October 12, 2018.

toc

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Holding Company’s primary business, through its subsidiaries, is natural gas and electric distribution. Corning Gas, the largest subsidiary, serves approximately 15,000 customers through over 425 miles of pipeline in the Corning, Hammondsport and Virgil, New York areas. The market for natural gas in our traditional service territory is relatively saturated with limited growth potential. However, growth opportunities do exist in extending our mains to areas adjacent or reasonably close to areas we currently serve. In addition, the Gas Company continues to see expansion opportunities in the commercial and industrial markets. Pike serves approximately 4,800 electric and 1,200 gas customers in Pike County, Pennsylvania. Economic activity and population growth offers the opportunity for revenue improvement. In addition, the Holding Company has 50% interests in two joint ventures, Leatherstocking Gas and Leatherstocking Pipeline , to pipe gas to areas of the northeast currently without gas service. We continue to focus on improving the efficiency of our operations and making capital investments to improve our infrastructure.

Our key performance indicators are net income and stockholders’ equity.

	Year Ended September 30,
	2018	2017
Net income	$2,144,268	$2,100,628
Stockholders' equity	$32,840,724	$32,343,059
Stockholders' equity per outstanding share	$10.87	$10.80

In 2018, our operating income increased approximately $1.4 million over 2017. This increase was primarily the result of an increase in margin of $2.5 million. Our consolidated net income after tax was approximately $2.1 million (after Preferred A dividends and before Preferred B dividends). This was an increase of approximately $0.1 million from the prior year. In 2018, pre-tax income increased by $1,026,852 or 36.7%. This increase was substantially offset by an increase in federal and state income taxes of $983,212.

As the parent of regulated utility companies, stockholders’ equity is an important performance indicator for us. The NYPSC and PAPUC allows the Gas Company and Pike to earn a reasonable return on its book equity. Therefore, stockholders’ equity is a precursor of future earnings potential. In 2018, stockholders’ equity increased approximately $500,000 due mainly to an increase in paid in capital of $235,424 and increase to retained earnings of $228,896 which represents net income for the period less dividends declared of $1,915,372.

The company has two other performance indicators one is operational/safety measures and the other is cash flow from operations. Performance indicators include leak repair, main and service replacements and customer service metrics. In 2018, we invested $7.8 million in system improvement and projects, repairing 134 leaks and replacing 249 services and 9.8 miles of main. In 2017, we invested approximately $6.4 million in system improvement and projects, repairing 251 leaks and replacing 281 services and 11.1 miles of main. At Pike, we are currently implementing metrics similar to the Gas Company and using standard electric reliability metrics. Cash flow from operations increased from $2,951,887 to $5,885,984 between FY2017 and FY2018 respectively. This improvement occurred despite $1.4 million spent on winter storm Riley at Pike during FY2018.

Our customer service group has implemented several changes to positively impact our customers. Customers have had the option of third party payment of their gas bill through their banking institution. We have also instituted online meter reading. Bill processing has been consolidated to shorten the time between meter readings and mailing, allowing a more direct link between the consumption of gas and the receipt by the customer of their bill. In 2015, due to our new customer information system we were able to institute on-line bill paying. Our principal customer service metric is the number of customer complaints. In 2018, the NYPSC reported 3 complaints against the Gas Company. In 2017, the NYSPSC recorded 9 complaints. None of these complaints were marked as major or unresolved against the Gas Company since all were resolved in a timely manner. A similar metric for recording customer complaints exists in Pennsylvania for both Leatherstocking Gas and Pike.

Earnings

Earnings on a consolidated basis were as follows:

Net income
	2018	2017
Utility net income	$2,276,099	$2,231,803
Loss from Joint ventures	(131,831)	(131,175)
Net income	$2,144,268	$2,100,628

Utility operating revenue
	2018	2017
Retail electric revenue:
Residential	$4,061,857	$3,855,286
Commercial	4,222,811	4,166,882
Street lights	128,137	84,073
Total retail electric revenue	8,412,805	8,106,241

Retail gas revenue:
Residential	$15,926,261	$12,906,325
Commercial	2,605,985	2,103,918
Transportation	4,364,457	4,188,523
Wholesale	2,006,685	1,627,027
Total retail gas revenue	24,903,388	20,825,793

Total retail revenue	33,316,193	28,932,034

Local production	807,128	524,510
Other utility revenues	153,840	585,623
Total revenue	$34,277,161	$30,042,167

The following tables further summarize other income on the utility revenue table above:

	2018	2017
Other utility revenues:
Customer discounts forfeited	$110,618	$113,177
Reconnect fees	2,100	2,750
Other gas and electric revenues (see below)	21,432	463,414
Surcharges	19,690	6,282
Total other utility revenues	$153,840	$585,623

	2018	2017
Other gas &electric revenues:
Delivery rate adjustment carrying costs	$5,018	$4,619
RDM amortizations net	(41,522)	(323,537)
Contract customer reconciliation	(77,476)	287,676
Revenue write-off from Pike purchase	174,104	—
Customer performance incentive	32,000	—
Annual MFC reconciliations	—	(2,554)
Local production revenues	2,731	134,215
Annual DRA Reconciliation	(148,187)	(282,311)
Pole attachment billings	102,811	219,950
Write off non-refundable customer deposits	—	195,132
Rate case make whole adjustment	—	326,631
Regulatory deficiencies	—	(98,522)
All Other	(28,047)	2,115
	$21,432	$463,414

In 2018 our operating revenue increased by approximately $4.2 million or 14.1%. The increase was mainly attributable to an increase in Pike gas revenues of $0.4 million and a $3.8 million increase in Corning Gas revenues.

Margin
	2018	2017
Utility Electric Revenues	$8,600,381	$8,562,787
Electricity Purchased	2,659,264	2,534,197
Margin	$5,941,117	$6,028,590
	69.08%	70.40%

Utility Gas Revenues	$25,676,780	$21,479,380
Natural Gas Purchased	7,048,801	5,348,184
Margin	$18,627,979	$16,131,196
	72.55%	75.10%

Our utility gas margin (the excess of utility operating revenues over the cost of natural gas purchased) increased approximately $2.5 million from 2017 to 2018. This increase was mainly attributable to increased volumes and prices at the Gas Company. The margin decrease of 2.55% primarily results from the timing of fuel cost recovery between 2018 and 2017 thru the company cycle billings.

We anticipate that the cost of gas should remain relatively stable because of our access to local production and current economic and government projections. The cost of electricity should also remain relatively stable because of Pike’s supply agreement with O&R.

Operating Expenses

Operating and maintenance expenses increased approximately $0.1 million from 2017 to 2018 due to normal inflation and a number of small storms at Pike.

Investment Income

Investment income decreased by $132,701 to $80,174 in 2018 due to lower realized gains and dividends on the Company’s marketable securities.

Effective Tax Rate

There was an effective income tax rate of 44% for the year ended September 30, 2018 and 25% for the year ended September 30, 2017.

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

The earnings sharing mechanism approved by the NYPSC in the June 2017 Order provided for sharing between Corning Gas stockholders and customers of the earned return on equity (ROE) above certain levels. Under the earnings sharing mechanism, Corning Gas is allowed to retain all earnings up to and including a 9.5% ROE level, 50% of earnings above 9.5% up to and including 10%, 25% of earnings above 10% up to and including 10.5%, and 10.0% of earnings above 10.5%. We believe that these limits do not have a significant effect on our liquidity because even at those limits we have sufficient cash collected from our earnings to support operations.

Cash flows from financing activities consist of dividends paid, repayment of long-term debt, new debt and changes in the outstanding balances of our lines-of-credit. For Corning Gas, we have a revolving line of credit of $8.0 million at a variable interest rate determined by the Gas Company’s funded debt to EBITDA ratio calculated ninety days after the end of each quarter added to the daily LIBOR rate. This line expires on April 1, 2019. The amount outstanding under this line on September 30, 2018 was approximately $5.4 million with an interest rate of 4.91%. Our lender has a purchase money security interest in all our natural gas purchases utilizing funds advanced by the bank under the credit agreement and all proceeds of sales and accounts receivable from the sale of that gas. Pike also has a revolving line of credit of $2.0 million at an interest rate equal to LIBOR plus 2.75% with principal repayable on demand by the lender. As of September 30, 2018, the amount outstanding was approximately $1.3 million.

On September 30, 2018, we had approximately $40.7 million in long term debt outstanding. We made principal payments on outstanding debt during fiscal year 2018 consistent with the requirements of our debt instruments and refinancing activities. On November 30, 2017, the Gas Company entered into a long-term debt agreement with Manufactures and Traders Trust Company (“M&T”) Bank for $29 million at a fixed rate of 4.16% with a ten year maturity (the “November 2017 Credit Agreement”). This debt replaced all of the Gas Company long term debt and is secured by all personal property of the Gas Company including, among other things, accounts, deposit accounts, general intangibles, inventory, and all fixtures, including, among other things, pipelines, easements, rights of way and compressors in the Gas Company’s distribution system. The November 2017 security agreement contains various representations, warranties, covenants and agreements customary in security agreements and various events of default with remedies under the New York Uniform Commercial Code and the security agreement. This refinancing is consistent with our June 2017 NYSPSC rate order. The November 2017 term note may be prepaid upon payment of a prepayment premium equal to the greater of 1% of the amount prepaid or the present value of the spread between the 4.16% fixed interest rate of the 2017 term note and the then current “market rate” based on the most recent U.S. Treasury Obligations with a term corresponding to the remaining period to the maturity date.

On May 23, 2018, Pike entered into a credit agreement (the “May 2018 Credit Agreement”) with M&T and refinanced its outstanding loan with M&T, issuing an $11.2 million term note pursuant to the May 2018 Credit Agreement. The Pike credit agreement contains various affirmative and negative covenants of Pike including: a total funded debt to EBITDA ratio of not greater than 3.75 to 1.0, measured quarterly based on Pike’s trailing twelve month operating performance and fiscal quarterly financial statements; a minimum cash flow coverage of not less than 1.10 to 1.0, measured quarterly based on Pike’s trailing twelve month operating performance and fiscal quarterly financial statements; compliance and financial statement requirements; and prohibitions on changes in management or control, any sale of all or substantially all of its assets, acquisitions of substantially all the assets of any other entity, or other material changes to its business, purposes, structure or operations which could materially adversely affect Pike. The note bears interest at 4.92%. The note is payable in 119 consecutive monthly payments of $118,763 plus accrued interest, beginning on June 23, 2018 with a final payment of unpaid principal and interest on the maturity date of May 23, 2028. The note is secured by all personal property of Pike. Pike will owe a pre-payment penalty of 1% on any pre-paid principal made in advance of the maturity date.

On August 15, 2018, the Gas Company entered into a $3.6 million multiple disbursement term note with M&T which permitted draws from time to time in accordance with its terms until October 31, 2018 at which time amounts outstanding under the note totaling $3.6 million converted to a ten year term loan, payable in 119 equal monthly installments with an additional final installment of unpaid principal and interest due on October 31, 2028. Before converting to a term loan, the note had a variable interest rate of the one-month LIBOR rate plus 3% (5.26% as of September 30, 2018). After October 31, 2018, the interest rate was fixed at 4.92%. Additional terms of this note are substantially the same as those in the November 2017 Credit Agreement. As of September 30, 2018 the amount borrowed was $2.5 million. The remaining $1.1 million was borrowed in October 2018.

The Gas Company is responsible for managing its gas supply assets. At September 30, 2018, the Gas Company had 657,293 Dth at a cost of $1,620,916 in storage. As the result of these actions, we anticipate that the Gas Company will have sufficient gas to supply our customers for the 2018-2019 winter heating season. The contract with O&R should provide for sufficient electricity and natural gas to supply Pike for the 2018-2019 winter heating and summer cooling demand.

As of September 30, 2018, we believe that cash flow from operating activities and borrowings under our lines of credit will be sufficient to satisfy debt service requirements over the next twelve months. We believe new debt and proceeds from equity will be required to satisfy our capital expenditures to finance our internal growth needs for the next twelve months.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Contractual Obligations

The following tables summarize the Gas Company’s expected future contractual cash obligations as of September 30, 2018, and the twelve-month periods over which they occur.

 The aggregate maturities of long-term debt for each of the five years subsequent to September 30, 2018 are as follows:

2019	$3,793,998
2020	$3,959,043
2021	$10,653,804
2022	$3,384,210
2023	$3,534,150
The estimated interest payments on the above debts are as follows:
2019	$1,769,026
2020	$1,612,541
2021	$1,398,830
2022	$859,534
2023	$709,594

The estimated pension plan benefit payments are as follows:
2019	$1,325,795
2020	$1,409,858
2021	$1,458,455
2022	$1,450,201
2023	$1,458,056

The projected benefit obligation of the benefit plan has been calculated based on the census and plan provisions, as well as a number of economic and demographic assumptions. The discount rate for the period ending September 30, 2018 is 4.89% and is assumed to be the rate going forward. A decrease in the discount rate of 1% could increase the projected benefit obligation by $2.89 million and an increase in the discount rate of 1% could decrease the obligation by $2.3 million. Either change would impact the estimated pension plan payment for future periods.

Lines of Credit and Short Term Debt

On May 8, 2017 the Gas Company entered into an agreement with M&T for a revolving line of credit of $8.0 million at a variable interest rate determined by the Gas Company’s funded debt to EBITDA ratio calculated ninety days after the end of each quarter added to the daily LIBOR rate. This line expired on April 1, 2018. The line of credit has been renewed under the same terms and expires on April 1, 2019. The amount outstanding under this line on September 30, 2018 was approximately $5.4 million with an interest rate of 4.91%. The maximum amount outstanding during the year ended September 30, 2018 was $7,920,609. Our lender has a purchase money security interest in all our natural gas purchases utilizing funds advanced by the bank under the credit agreement and all proceeds of sale and accounts receivable from the sale of that gas.

On August 31, 2016, Pike entered into an agreement with M&T for a $2.0 million revolving line of credit at an interest rate equal to LIBOR plus 2.75% with principal repayable on demand by the lender. The line of credit has been renewed under the same terms and expires on April 26, 2019. The amount outstanding under this line on September 30, 2018 was approximately $1.3 million with an interest rate of 5.06%. The maximum amount outstanding during the year ended September 30, 2018 was $1,841,429. The agreement contains various affirmative and negative covenants of Pike including, (i) a total funded debt to tangible net worth ratio of not greater than 1.4 to 1.0, (ii) a total funded debt to EBITDA ratio of not greater than 3.75 to 1.0, and (iii) a minimum cash flow overage of not less than 1.1 to 1.0, with each of the financial covenants measured quarterly based on Pike’s trailing twelve month operating performance and fiscal quarterly financial statements commencing with the period ended September 30, 2017; compliance, accounting, and financial statement requirements, and prohibitions on changes in management or control, any sale of all or substantially all of its assets, acquisitions of substantially all the asset of any other entity, or other material changes to its business, purposes, structure or operations which could materially adversely affect Pike.

In addition, M&T issued to O&R a letter of credit in the amount of $1.525 million as security for the obligations of Pike under the Electric Supply Agreement and the Gas Supply and Gas Transportation Agreement, each, as amended, dated August 31, 2016, three years of electric and gas supply for the customers of Pike, with up to three one-year extensions.

Regulatory Matters

Holding Company

On April 11, 2016, the Holding Company filed a petition in Case 16-G-0200 with the NYPSC, seeking a declaratory ruling that Public Service Law Section 70(4), which pertains to the acquisition of more than 10 percent of the voting capital stock of a gas corporation, does not apply to the exercise of rights to convert the 4.8% Series B Convertible Preferred Stock (see Note 9 – Stockholders’ Equity for additional information) to common stock of the Holding Company, or that, if that section is applicable at all to the Holding Company, there is no need for NYPSC approval under the statute because the relevant subscription rights are to be issued pro-rata to existing shareholders, thereby limiting the potential changes in relative ownership concentration that are the focus of Section 70(4). In the alternative, if the NYPSC determined that the statute applies to the conversion of preferred shares to common shares in the Holding Company, the Holding Company requested that the NYPSC approve such acquisition of common shares by shareholders of the Holding Company whose ownership interests exceed 10 percent of the Holding Company’s stock. On August 1, 2016, the NYPSC issued an order in Case 16-G-0200. Although the NYPSC declined to issue the requested declaratory ruling that Public Service Law 70(4) is inapplicable, the NYPSC approved the exercise of conversion rights on a Series B Convertible Preferred Stock by our three holders of 10% or more of our common stock. The three holders, our President Michael German, funds controlled or with investments managed by Mario Gabelli, and the Article 6 Marital Trust under the First Amended and Restated Jerry Zucker Revocable Trust, reported on filings with the U.S. Securities and Exchange Commission that they acquired 57,936, 73,398 and 0 shares of our Series B Convertible Preferred Stock, respectively. There can be no assurance that any of such shares will actually be converted into our common stock.

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

On August 9, 2018 The NYSPSC issued an order in Case 17-M-0815 that required the Company to return to customers the difference between the federal income tax allowance in base rates and the new statutory rate of 21%. The refund to customers began on October 1, 2018. The customers will experience a decrease of 5.20% on their overall bill in the year starting October 1, 2018 and 7.83% in the year starting October 1, 2019. The amount returned to customers will be $1,317,719 and $2,112,540 respectively. These refunds will not impact the Company’s allowed earnings. The impact of the change in the tax act on deferred regulatory balances will be deferred until the Company’s next base rate case. The company has recorded those amounts as a Regulatory Liabilities on the Balance sheet.

Pike

The acquisition of Pike was subject to the approval of the PAPUC. At its public meeting held on August 11, 2016, the PAPUC approved the Recommended Decision of the Administrative Law Judge, dated June 30, 2016, which approved the Joint Petition for Full Settlement of the Joint Application of Pike, O&R and the Company, and the Pennsylvania Office of Consumer Advocate and the Pennsylvania Officer of Small Business Advocate (the “Settlement”). The Settlement required Pike and the Holding Company to take a variety of actions including, among a series of other matters, hiring a general manager and other staffing of Pike, which had no employees when owned by O&R, and not filing for a rate increase prior to March 1, 2018. The general manager and several staff members were hired in 2017 and 2018.

The PAPUC issued an order in Case M-2018-2641242 that require the Company to return to customers the difference between the federal income tax allowance in base rates and the new statutory rate of 21%. Pike’s electric customers will receive a refund of $73,923 or decrease of 0.67% on their overall bill effective October 1, 2018. No refunds were ordered for Pike’s gas operation because amounts were not material. The impact of the change in the tax act on deferred regulatory balances will be deferred until the Company’s next base rate case. The company has recorded those amounts as a Regulatory Liabilities on the Balance sheet.

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

The PAPUC issued an order in Case M-2018-2641242 that require the Company to return to customers the difference between the federal income tax allowance in base rates and the new statuary rate of 21%. No refunds were ordered for Leatherstocking Gas operation since the Company has experienced federal income tax losses since 2012.

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

Accounting for Utility Revenue and Cost of Gas Recognition

Corning Gas records revenues from residential and commercial customers based on meters read on a cycle basis throughout each month, while certain large industrial and utility customers’ meters are read at the end of each month. Corning Gas does not accrue revenue for gas delivered but not yet billed, as the NYPSC requires that such accounting be adopted during a rate proceeding, which we have not done. Currently Corning Gas does not anticipate adopting unbilled revenue recognition nor does it believe it would have a material impact on financial results. Our tariffs contain mechanisms that provide for the recovery of the cost of gas applicable to firm customers, which includes estimates. Under these mechanisms, we periodically adjust rates to reflect increases and decreases in the cost of gas and electricity. Annually, we reconcile the difference between the total gas costs collected from customers and the cost of gas. We defer any excess or deficiency and subsequently either recover it from, or refund it to, customers over the following twelve-month period for gas. Quarterly, we reconcile the difference between electric costs collected from customers and the cost of electricity. The default service charges for electricity are adjusted every quarter. To the extent estimates are inaccurate, a regulatory asset on the balance sheet is increased or decreased. Leatherstocking Gas reads all meters at the end of the month and therefore has no unbilled. Pike reads all meters at the end of the month and therefore no longer has unbilled revenue.

Accounting for Regulated Operations - Regulatory Assets and Liabilities

Corning Gas is subject to regulation by NYPSC and Pike is subject to regulation by the PAPUC. We record the results of our regulated activities in accordance with Financial Accounting Standards Board (FASB) ASC No. 980, which results in differences in the application of generally, accepted accounting principles between regulated and non-regulated businesses. FASB ASC No. 980 requires the recording of regulatory assets and liabilities for certain transactions that would have been treated as revenue and expense in non-regulated businesses. In certain circumstances, FASB ASC No. 980 allows entities whose rates are determined by third-party regulators to defer costs as "regulatory" assets in the balance sheet to the extent that the entity expects to recover these costs in future rates. Management believes that currently available facts support the continued application of FASB ASC No. 980 and that all regulatory assets and liabilities are recoverable or refundable through the regulatory environment.

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

Pension and Post-Retirement Benefits

The amounts reported in our financial statements related to pension and other post-retirement benefits are determined on an actuarial basis, which requires the use of many assumptions in the calculation of such amounts. These assumptions include the discount rate, the expected return on plan assets, the rate of compensation increase and, for other post-retirement benefits, the expected annual rate of increase in per capita cost of covered medical and prescription benefits. Changes in actuarial assumptions and actuarial experience could have a material impact on the amount of our pension and post-retirement benefit costs and funding requirements. In 2016, the mortality assumption was changed to the sex-distinct RP-2014 Mortality Tables with improvements projected using Scale MP-2016 on a fully generational basis. The increase in discount rate from 4.49% to 4.89% as of September 2018 decreased the benefit obligation. The net effect of changes to the assumptions and discount rate is a decrease of approximately $1.3 million to the pension benefit obligation. However, we expect to recover substantially all our net periodic pension and other post-retirement benefit costs attributed to employees in accordance with NYPSC authorization. For financial reporting purposes, the difference between the amounts of such costs as determined under applicable accounting principles is recorded as either a regulatory asset or liability.

Preferred Stock and Temporary Equity

The Holding Company classifies conditionally redeemable convertible preferred shares, which includes preferred shares subject to redemption upon the occurrence of uncertain events not solely within control of the Holding Company, as temporary equity in the mezzanine section of the consolidated balance sheet, in accordance with the guidance enumerated in FASB ASC No. 480 "Distinguishing Liabilities from Equity". The Company also analyzes the embedded conversion feature for bifurcation, based on whether the host instrument has more equity-like or debt-like characteristics. Dividends are recorded as a reduction to retained earnings and issuance costs reduce the initial proceeds and are then accreted over the life of the instrument to the redemption amount.

The Holding Company records mandatorily redeemable stock as a liability in accordance with FASB ASC No. 480. Dividends are recorded as interest expense and issuance costs are treated the same way as debt issuance costs.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains statements which, to the extent they are not recitations of historical facts, constitute "forward-looking statements" within the meaning of the Securities Litigation Reform Act of 1995 (“Reform Act”). The words "estimate", "project", "anticipate", "expect", "intend", "believe", "could" and similar expressions are intended to identify forward-looking statements. All such forward-looking statements are intended to be subject to the safe harbor protection provided by the Reform Act. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be achieved. As forward looking statements, these statements involve risks, uncertainties and other factors that could cause actual results to differ materially from the expected results. Accordingly, actual results may differ materially from those expressed in any forward looking statements. Factors that could cause results to differ materially from our management's expectations include, but are not limited to, those listed under Item 1A - "Risk Factors" of this Annual Report on Form 10-K for the fiscal year ended September 30, 2018, in addition to:

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

toc

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are filed with this Form 10-K:

Report of Freed Maxick CPAs, P.C., Independent Registered Public Accounting Firm

Consolidated Financial Statements:

 Consolidated Balance Sheets as of September 30, 2018 and 2017

 Consolidated Statements of Income for the years ended September 30, 2018 and 2017

              Consolidated Statements of Comprehensive Income for the years ended September 30, 2018 and 2017

 Consolidated Statements of Stockholders’ Equity for the years ended September 30, 2018 and 2017

 Consolidated Statements of Cash Flows for the years ended September 30, 2018 and 2017

Notes to Consolidated Financial Statements

toc

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

toc

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2018, the Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. Based upon the Company’s evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2018.

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

The Audit Committee of our Company’s Board of Directors meets with the independent public accountants and management periodically to discuss internal controls over financial reporting and auditing and financial reporting matters. The Audit Committee reviews with the independent public accountants the scope and results of the audit effort. The Audit Committee’s Report will be reported in the Proxy Statement issued in connection with the Company’s 2019 Annual Meeting of Stockholders.

The Company’s management, including the Company’s chief executive officer and chief financial officer, assessed the effectiveness of the Company’s internal controls over financial reporting as of September 30, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework from 2013. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our internal controls over financial reporting was effective as of September 30, 2018.

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

 toc

ITEM 9B - OTHER INFORMATION

None

PART III

toc

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated herein by reference to the Registrant’s definitive Proxy Statement relating to its 2019 Annual Meeting of Shareholders (the "Proxy Statement"), under the captions "Board of Directors," "Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Code of Business Conduct and Ethics" or an amendment to this Annual Report in Form 10-K. The Proxy Statement, or an amendment to this Annual Report on Form 10-K containing the required information, will be filed with the SEC prior to January 28, 2019.

Based solely upon a review of Section 16(a) reports furnished to the Company pursuant to Rule 16a-3 under the Exchange Act, the Company believes that all such forms required to be filed pursuant to Section 16(a) of the Exchange Act were timely filed, as necessary, by the officers, directors and security holders required to file such forms.

toc

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 will be contained under the caption "Executive Compensation” in the Proxy Statement and incorporated herein by reference or an amendment to this Annual Report on Form 10-K. The Proxy Statement, or an amendment to this Annual Report on Form 10-K containing the required information, will be filed with the SEC prior to January 28, 2019.

 toc

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required with respect to security ownership of certain beneficial owners will be set forth under the caption "Principal Stockholders" and "Equity Compensation Plan Information at September 30, 2019" in the Proxy Statement and incorporated herein by reference or an amendment to this Annual Report on Form 10-K. The Proxy Statement, or an amendment to this Annual Report on Form 10-K containing the required information, will be filed with the SEC prior to January 28, 2019.

toc

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 will be contained under the caption "Certain Relationships and Related Transactions" and "Director Independence" in the Proxy Statement and incorporated herein by reference or an amendment to this Annual Report on Form 10-K. The Proxy Statement, or an amendment to this Annual Report on Form 10-K containing the required information, will be filed with the SEC prior to January 28, 2019.

toc

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 will be contained under the caption "Audit Committee Report - Principal Accounting Fees and Services" in the Proxy Statement and incorporated herein by reference or an amendment to this Annual Report on Form 10-K. The Proxy Statement, or an amendment to this Annual Report on Form 10-K containing the required information, will be filed with the SEC prior to January 28, 2019.

PART IV

toc

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Financial Statement Schedules (see Item 8 Financial Statements and Supplementary Data)
(b) Exhibits

Exhibits incorporated by reference for filings made before January 1, 1995 may be found in the Company's Commission File 0-643

Exhibit No.	Description
3.1	The Holding Company’s Certificate of Incorporation, (included as Exhibit B to the Proxy Statement/Prospectus forming portion of the Form S-4)
3.2	Second Amended and Restated By-laws of Corning Natural Gas Holding Corporation, effective February 6, 2018 (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K dated February 6, 2018)
3.3	Certificate of Amendment to the Certificate of Incorporation with respect to the number of shares of common stock and preferred stock filed with the Department of State of the State of New York on May 1, 2018 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated May 1, 2018)
4.4*	Corning Natural Gas Holding Corporation 2018 Employee Long-Term Incentive Plan (incorporated by reference to Appendix 1 of the Company’s definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 22, 2018)
10.1*	Employment Agreement dated November 30, 2006 between Michael German and the Company (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated November 30, 2006)

10.14*	Settlement and Release Agreement between the Company and Thomas K. Barry dated December 30, 2011 (incorporated by reference to Exhibit 10.30 of the Company’s Registration Statement on Form S-1 (No. 333-182386), originally filed with the Securities and Exchange Commission on June 28, 2012)
10.16	Operating Agreement of the Leatherstocking Gas Company, LLC (incorporated by reference to Exhibit 10.32 of the Company’s Registration Statement on Form S-1 (No. 333-182386), originally filed with the Securities and Exchange Commission on June 28, 2012)
10.21*	Form of Restricted Stock Agreement – Officers under the Corning Natural Gas Corporation’s Amended and Restated 2007 Stock Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated December 11, 2012)
10.2*	Amended and Restated Severance Agreement effective August 18, 2006 between the Company and Kenneth J. Robinson (incorporated by reference to Exhibit 10.18 of the Company’s Current Report on Form 8-K dated August 14, 2006)
10.22*	Form of Restricted Stock Agreement - Non-employee Directors under the Corning Natural Gas Corporation’s Amended and Restated 2007 Stock Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated December 11, 2012)
10.3*	First Amendment to Employment Agreement between Michael I. German and the Company dated December 31, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 10-Q dated August 12, 2009)
10.32	Stock Purchase Agreement between the Holding Company and Article 6 Marital Trust under the First Amended and Restated Jerry Zucker Revocable Trust Dated April 2, 2007, dated April 7, 2014
10.33	Stock Purchase Agreement between the Holding Company and the Retirement Plan for the L.S. Starret Company with QCI Management, Inc., as Registered Investment Advisor dated April 14, 2014
10.34	Stock Purchase Agreement between the Holding Company and DBH, LLC with QCI Asset Management, Inc., as Registered Investment Advisor dated April 14, 2014
10.35	Stock Purchase Agreement between the Holding Company and Cold Spring Construction Profit Sharing Plan with QCI Asset Management, Inc., as Registered Investment Advisor dated April 14, 2014
10.37	Stock Purchase Agreement between the Holding Company and Timothy E. Delaney with QCI Asset Management, Inc., as Registered Investment Advisor dated April 14, 2014
10.38	Stock Purchase Agreement between the Holding Company and Robert B. Johnston dated April 16, 2014
10. 4	Amended and Restated 2007 Stock Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 10-Q dated August 12, 2009)
10.48	Pledge and Security Agreement between Corning Natural Gas Holding Corporation and Mirabito Regulated Industries, LLC with Five Star Bank dated August 27, 2014 (incorporated by reference to Exhibit 10.6 of the September 2014 8-K)
10.49	Pledge and Security Agreement between Corning Natural Gas Holding Corporation and Mirabito Regulated Industries, LLC with Five Star Bank dated August 27, 2014 (incorporated by reference to Exhibit 10.7 of the September 2014 8-K)
10.61	Multiple Disbursement Term Note between the Gas Company and Manufacturers and Traders Trust Company, dated January 27, 2016 (incorporated by reference to Exhibit 10.1 of January 2016 8-K)
10.72	Loan Agreement between Leatherstocking Gas (Borrower) and Leatherstocking Pipeline (Guarantor) and Five Star Bank, dated July 11, 2016 (incorporated by reference to Exhibit 10.2 of the June 2016 10-Q)
10.73	General Security Agreement between Leatherstocking Gas and Five Star Bank dated July 11, 2016 (incorporated by reference to Exhibit 10.3 of the June 2016 10-Q)
10.74	General Security Agreement between Leatherstocking Pipeline and Five Star Bank dated July 11, 2016 (incorporated by reference to Exhibit 10.4 of the June 2016 10-Q)
10.79	Continuing Guaranty, dated August 31, 2016, from Corning Natural Gas Holding Corporation to M&T Bank with respect to the obligations of Pike County Light & Power Company to M&T Bank (incorporated by reference to Exhibit 10.5 on the September 2016 8-K)
10.87	Credit Agreement, dated August 15, 2018, between Corning Natural Gas Company and M&T Bank (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated August 15, 2018)
10.88	Multiple Disbursement Term Note, dated August 15, 2018, from Corning Natural Gas Corporation to M&T Bank in the maximum principal amount of $3,600,000 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated August 15, 2018)
10.89	General Security Agreement, dated August 15, 2018, from Corning Natural Gas Corporation to M&T Bank (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K dated August 15, 2018)
10.90	Replacement Credit Agreement, dated May 23, 2018, between Pike Light & Power Company and M&T Bank (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated May 23, 2018)
10.91	Replacement Term Note, dated May 23, 2018, from Pike Light & Power Company to M&T Bank in the initial principal amount of $11,200,000 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated May 23, 2018)
10.92	Continuing Guaranty, dated May 23, 2018, between Pike Light & Power Company and M&T Bank (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K dated May 23, 2018)
10.93	General Security Agreement, dated May 23, 2018, between Pike Light & Power Company and M&T Bank (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K dated May 23, 2018)
21**	Subsidiary of Company
23.1**	Consent of Freed Maxick CPA's, P.C.
24	Power of Attorney
31.1**	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act - Michael I. German
31.2**	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act - Firouzeh Sarhangi
32.1***	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

101***	The following materials from the Corning Natural Gas Corporation Annual Report on Form 10-K for the period ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language):
(i) the Condensed Consolidated Balance Sheets at September 30, 2018 and 2017
(ii) the Condensed Consolidated Statements of Income and Comprehensive Income for the years ended
September 30, 2018 and 2017
(iii) the Condensed Consolidated Statements of Stockholders' Equity for the years ended
September 30, 2018 and 2017
(iv) the Condensed Consolidated Statements of Cash Flows for the years ended September 30, 2018 and 2017
(v) related notes to the Condensed Consolidated Financial Statements

*	Indicates management contract or compensatory plan or arrangement
**	Filed herewith
***	Furnished herewith

 SIGNATURES

toc

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORNING NATURAL GAS HOLDING CORPORATION

Date: December 20, 2018	/s/ Michael I. German
Michael I. German
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 20, 2018	/s/ Firouzeh Sarhangi
Firouzeh Sarhangi, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Date: December 20, 2018	/s/ Michael I. German
Michael I. German, President and Chief Executive Officer and Director
(Principal Executive Officer)

Date: December 20, 2018	*
Henry B. Cook, Chairman of the Board of Directors

Date: December 20, 2018	*
Ted W. Gibson, Director

Date: December 20, 2018	*
Robert B. Johnston, Director

Date: December 20, 2018	*
Joseph P. Mirabito, Director

Date: December 20, 2018	*
William Mirabito, Director

Date: December 20, 2018	*
George J. Welch, Director

Date: December 20, 2018	*
John B. Williamson III, Director

*By: /s/ [Attorney-in-fact]

[Attorney-in-fact]

Attorney-in-fact

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Corning Natural Gas Holding Corporation

Corning, New York

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Corning Natural Gas Holding Corporation and subsidiaries (collectively, the “Company”) as of September 30, 2018 and 2017, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the fiscal years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Freed Maxick CPAs, P.C.

We have served as the Company’s auditor since 2013.

Rochester, New York

December 21, 2018

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets as of September 30,

Assets	2018	2017

Plant:
Utility property, plant and equipment	$114,559,199	$106,976,488
Less: accumulated depreciation	(26,966,064)	(24,840,560)
Total plant, net	87,593,135	82,135,928

Investments:
Marketable securities available-for-sale at fair value	2,193,578	2,212,548
Investment in joint ventures	2,740,575	2,707,406
	4,934,153	4,919,954
Current assets:
Cash and cash equivalents	219,962	442,930
Customer accounts receivable (net of allowance for
uncollectible accounts of $228,666 and $50,311, respectively)	3,350,700	2,729,875
Other accounts receivable	385,987	583,176
Related party receivables	208,876	90,533
Gas stored underground, at average cost	1,620,916	1,382,196
Materials and supplies inventories	1,818,974	1,336,857
Prepaid expenses	1,468,030	1,449,588
Total current assets	9,073,445	8,015,155

Regulatory and other assets:
Regulatory assets:
Unrecovered electric and gas costs	1,236,124	1,106,277
Deferred regulatory costs	4,279,839	4,166,223
Deferred pension	4,043,072	5,774,901
Other	583,437	604,816
Total regulatory and other assets	10,142,472	11,652,217

Total assets	$111,743,205	$106,723,254

See accompanying notes to consolidated financial statements.

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets as of September 30,

	2018	2017
Liabilities and capitalization

Long-term debt, less current installments	$36,975,484	$33,871,946
Less: debt issuance costs	(338,903)	(188,039)
Total long-term debt	36,636,581	33,683,907

Redeemable preferred stock - Series A	5,166,082	5,158,870
(Authorized 255,500 shares. Issued and outstanding:
210,600 shares at September 30, 2018 and 210,600 shares at September 30, 2017, less debt issuance costs of $98,918 and $112,880, respectively)

Current liabilities:
Current portion of long-term debt	3,793,998	4,201,588
Borrowings under lines-of-credit and short-term debt	6,662,357	5,569,418
Accounts payable	3,247,376	2,140,058
Accrued expenses	410,237	490,292
Customer deposits and accrued interest	1,227,398	1,277,528
Dividends declared	483,806	465,056
Current income taxes	—	210,438
Total current liabilities	15,825,172	14,354,378

Deferred credits and other liabilities:
Deferred income taxes	4,896,771	6,785,440
Regulatory liabilities	3,777,495	—
Deferred compensation	1,412,345	1,443,729
Pension costs and post-retirement benefits	6,016,240	7,528,430
Other	219,948	488,640
Total deferred credits and other liabilities	16,322,799	16,246,239

Commitments and contingencies (see Note 14)	—	—

Temporary equity:
Redeemable convertible preferred stock - Series B
(Authorized 244,500 shares. Issued and outstanding:
244,263 shares at September 30, 2018 and 2017)	4,951,847	4,936,801

Common stockholders' equity:
Common stock ($.01 par value per share	30,218	29,948
($.01 par value per share. Authorized 4,500,000 shares. Issued and outstanding:
3,021,851 shares at September 30, 2018 and 2,994,797 at September 30, 2017)
Additional paid-in capital	27,320,162	27,084,738
Retained earnings	5,399,751	5,170,855
Accumulated other comprehensive income	90,593	57,518
Total common stockholders' equity	32,840,724	32,343,059

Total liabilities and capitalization	$111,743,205	$106,723,254

See accompanying notes to consolidated financial statements.

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income for the years ended September 30,

	2018	2017
Utility operating revenues:
Gas operating revenues	$25,676,780	$21,479,380
Electric operating revenues	8,600,381	8,562,787
Total utility operating revenues	34,277,161	30,042,167

Cost of sales:
Gas purchased	7,048,801	5,348,184
Electricity purchased	2,659,264	2,534,197
Total cost of sales	9,708,065	7,882,381

Gross margin	24,569,096	22,159,786

Costs and expense:
Operating and maintenance expense	12,390,482	12,357,913
Taxes other than income taxes	3,590,036	2,628,509
Depreciation	2,375,500	2,143,084
Other deductions, net	285,784	489,059
Total costs and expenses	18,641,802	17,618,565

Utility operating income	5,927,294	4,541,221

Other income and (expense):
Interest expense	(2,132,511)	(1,895,170)
Other income	35,849	24,372
Investment income	80,174	212,875
Loss from joint ventures	(131,831)	(131,175)
Rental income	48,552	48,552

Income from utility operations before income taxes	3,827,527	2,800,675

Income tax expense:
Income tax expense, current	42,372	101,500
Income tax expense, deferred	1,640,887	598,547
Total income tax expense	(1,683,259)	(700,047)

Net income	2,144,268	2,100,628
Less Series B Preferred Stock Dividends	244,263	244,019
Net income attributable to common stockholders	1,900,005	1,856,609

Weighted average earnings per share-
basic	$0.63	$0.62
diluted	$0.63	$0.62

Average shares outstanding - basic	3,010,465	2,986,153
Average shares outstanding - diluted	3,010,465	2,986,153

See accompanying notes to consolidated financial statements.

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income for the years ended September 30,

	2018	2017
Net income	$2,144,268	$2,100,628
Other comprehensive income (loss):
Net unrealized gain (loss) on securities available for sale
net of tax of $1,076 and ($25,099), respectively	33,075	(37,648)

Total comprehensive income	$2,177,343	$2,062,980

See accompanying notes to consolidated financial statements.

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity

	Number of	Common	Additional Paid in	Retained	Accumulated Other Comprehensive
	Shares	Stock	Capital	Earnings	Income	Total
Balances at September 30, 2016	2,974,606	$29,746	$26,763,747	$4,901,774	$95,166	$31,790,433

Issuance of common stock	20,191	202	320,991	—	—	321,193
Dividends declared on common	—	—	—	(1,587,284)	—	(1,587,284)
Dividends declared on Series B Preferred Stock	—	—	—	(244,263)	—	(244,263)

Comprehensive income:
Change in unrealized gain on securities available for sale, net of income taxes	—	—	—	—	(37,648)	(37,648)
Net income	—	—	—	2,100,628	—	2,100,628
Balances at September 30, 2017	2,994,797	$29,948	$27,084,738	$5,170,855	$57,518	$32,343,059

Issuance of common stock	27,054	270	388,588	—	—	388,858
Dividends declared on common	—	—	—	(1,671,109)	—	(1,671,109)
Dividends declared on Series B Preferred Stock	—	—	—	(244,263)	—	(244,263)
Stock issuance costs	—	—	(153,164)	—	—	(153,164)

Comprehensive income:
Change in unrealized gain on securities available for sale, net of income taxes	—	—	—	—	33,075	33,075
Net income	—	—	—	2,144,268	—	2,144,268
Balances at September 30, 2018	3,021,851	$30,218	$27,320,162	$5,399,751	$90,593	$32,840,724

See accompanying notes to consolidated financial statements.

CORNING NATURAL GAS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows for the years ended September 30,

	2018	2017
Cash flows from operating activities:
Net income	$2,144,268	$2,100,628
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	2,375,500	2,143,084
Amortization of debt issuance cost	80,258	107,044
Non-cash pension expenses	933,452	838,932
Regulatory asset amortizations	428,925	818,152
Stock issued for services	223,783	149,510
Gain on sale of marketable securities	(68,062)	(179,496)
Deferred income taxes	1,640,887	598,547
Bad debt expense	267,189	53,357
Loss from joint ventures	131,831	131,175

Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(690,825)	567,531
Gas stored underground	(238,720)	(479,189)
Materials and supplies inventories	(482,117)	72,350
Prepaid expenses	23,930	(153,837)
Unrecovered gas and electric costs	(129,847)	(328,968)
Deferred regulatory costs	(578,767)	(129,694)
Other	21,379	—
Increase (decrease) in:
Accounts payable	1,107,318	(1,238,965)
Accrued expenses	(335,410)	(161,452)
Customer deposits and accrued interest	(50,130)	(377,156)
Deferred compensation	(31,384)	(10,053)
Deferred pension costs & post-retirement benefits	(713,813)	(1,353,300)
Other liabilities and deferred credits	(173,661)	(216,313)
Net cash provided by operating activities	5,885,984	2,951,887

Cash flows from investing activities:
Sale of securities net	120,107	62,550
Amount (paid to) received from related parties	(115,798)	81,943
Investment in joint ventures	(165,000)	(255,000)
Acquisition of Pike County Light & Power Company, net of cash acquired	—	724,544
Capital expenditures	(7,832,707)	(6,447,279)
Net cash used in investing activities	(7,993,398)	(5,833,242)

Cash flows from financing activities:
Net proceeds under lines-of-credit	1,092,939	387,919
Debt issuance costs paid	(174,475)	(80,000)
Cash received from sale of Series A preferred stock,
net of issuance costs	—	2,639,175
Dividends paid	(1,729,966)	(1,651,374)
Proceeds under long-term debt	43,034,390	4,200,000
Repayment of long-term debt	(40,338,442)	(5,980,403)
Net cash provided by (used in) financing activities	1,884,446	(484,683)
Net decrease in cash and cash equivalents	(222,968)	(3,366,038)
Cash and cash equivalents at beginning of year	442,930	3,808,968
Cash and cash equivalents at end of year	$219,962	$442,930

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$1,694,384	$991,863
Income taxes	42,372	200,085
Non-cash financing activities:
Dividends paid with shares	$165,075	$171,693
Number of shares issued as dividends	9,579	8,716

See accompanying notes to consolidated financial statements.

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies

Corning Natural Gas Holding Corporation’s (the “Holding Company”) primary business, through its subsidiaries, Corning Natural Gas Corporation (“Corning Gas” or “Gas Company”) and Pike County Light & Power Company (“Pike”), is natural gas and electric distribution. Corning Gas provides gas on a commodity and transportation basis to its customers in the Southern Tier of New York State. Pike provides electric and gas service to customers in Pike County, Pennsylvania. As used in these notes, the term “the Company” refers to the consolidated operations of the Holding Company, the Gas Company and its dormant subsidiary Corning Natural Gas Appliance Corporation (the “Appliance Company’), and Pike. The Company follows the Uniform System of Accounts prescribed by the Public Service Commission of the State of New York (NYPSC) which has jurisdiction over and sets rates for New York State gas distribution companies and the Pennsylvania Public Utility Commission (“PAPUC”) which has jurisdiction over and sets rates for Pennsylvania gas and electric distribution companies. The Company’s regulated operations meet the criteria to and, accordingly, follow the accounting and reporting of the Financial Accounting Standard Board (“FASB”) ASC No. 980 “Regulated Operations”. The Company’s consolidated financial statements contain the use of estimates and assumptions for reporting certain assets, liabilities, revenue and expenses and actual results could differ from the estimates. The more significant accounting policies of the Company are summarized below.

(a) Principles of Consolidation and Presentation

The consolidated financial statements include the Holding Company and its wholly owned subsidiaries, Corning Gas, Pike and the Appliance Company. All intercompany accounts and balances have been eliminated.

It is the Company’s policy to reclassify amounts in the prior year financial statements to conform to the current year presentation.

(b) Property, Plant and Equipment

Utility property, plant and equipment are stated at the historical cost of construction or acquisition. These costs include payroll, fringe benefits, materials and supplies and transportation costs. The Company charges normal repairs to maintenance expense.

(c) Depreciation

The Company provides for depreciation for accounting purposes using a straight-line method based on the estimated economic lives of property and equipment as determined by the current rate plan based on the latest depreciation study. The depreciation rate used for Corning Gas utility plant, expressed as an annual percentage of depreciable property, was 2.0% and 2.0% for of the years ended September 30, 2018 and 2017, respectively. The NYPSC allows the Gas Company recovery in revenues to offset costs of building certain projects. At the time utility properties are retired, costs of removal less any salvage are charged to accumulated depreciation.

The depreciation rate used for Pike, expressed as an annual percentage of depreciable property, was 2.1% and 2.1% for of the years ended September 30, 2018 and 2017, respectively. Pike also charges cost of removal less any salvage to accumulated depreciation.

(d) Accounting for Impairment

FASB ASC No. 360-10-15, “Accounting for the Impairment or Disposal of Long-Lived Assets” establishes accounting standards to account for the impairment of long-lived assets, and certain identifiable intangibles. Under FASB ASC No. 360-10-15, the Company reviews assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. FASB ASC No. 360-10-15 also requires that a rate regulated enterprise recognize an impairment when regulatory assets are no longer probable of recovery. No impairment losses were incurred for the years ended September 30, 2018 and 2017.

(e) Marketable Securities

Marketable securities, which are intended to fund the Gas Company’s deferred compensation plan obligations, are classified as available for sale. Such securities are reported at fair value based on quoted market prices, with unrealized gains and losses, net of the related income tax effect, excluded from income, and reported as a component of accumulated other comprehensive income in stockholders’ equity until realized. The cost of securities sold was determined using the specific identification method. For all investments in the unrealized loss position, none have been in an unrealized loss position for more than 12 months. None are other than temporary impairments based on management’s analysis of available market research. In 2018 and 2017, the Gas Company sold equity securities for realized gains included in earnings of $68,062 and $179,496, respectively.

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

The Company has determined the fair value of certain assets through application of FASB ASC 820 “Fair Value Measurements and Disclosures”.

Fair value of assets and liabilities measured on a recurring basis at September 30, 2018 and 2017 are as follows:

Fair Value Measurements at Reporting Date Using:
	Fair Value	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Level 2	Level 3
September 30, 2018
Available-for-sale securities	$2,193,578	$2,193,578	$—	$—

September 30, 2017
Available-for-sale securities	$2,212,548	$2,212,548	$—	$—

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

(k) Debt Issuance Costs

Debt issuance costs are presented as a direct deduction from the associate debt. Costs associated with the issuance of debt by the Company are amortized over the lives of the related debt.

(l) Regulatory Matters

Certain costs of the Company are deferred and recognized as expenses when they are reflected in rates and recovered from customers as permitted by FASB ASC No. 980. These costs are shown as regulatory assets. Such costs arise from the traditional cost-of-service rate setting approach whereby all prudently incurred costs are generally recoverable through rates. Deferral of these costs is appropriate while the Company’s rates are regulated under a cost-of-service approach of the NYPSC and PAPUC for utilities (see Note 5 - Regulatory Matters).

As regulated utilities, the Gas Company and Pike defer certain costs for future recovery. In a purely competitive environment, such costs might have been currently expensed. Accordingly, if the Company’s rate settings were changed from a cost-of-service approach and the Gas Company and Pike were no longer allowed to defer these costs under FASB ASC No. 980, certain of these assets might not be fully recoverable. However, the Company cannot predict the impact, if any, of competition and continues to operate in a cost-of-service based regulatory environment. Accordingly, the Company believes that accounting under FASB ASC No. 980 is appropriate.

(m) Revenue Recognition

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

In addition to weather normalization, the Gas Company has implemented a revenue decoupling mechanism (RDM). The RDM reconciles actual delivery service revenues to allowed delivery service revenues (which are based on the annual customer and volume forecasts in the last rate case) for certain residential customers. The Gas Company will refund or surcharge customers for differences between actual and allowed revenues. The shortfall or excess after the annual reconciliation will be surcharged or refunded to customers over a twelve-month period starting September 1st each year. Pike does not have a revenue decoupling mechanism as part of their rate structure.

(n) Cost of Sales

Cost of sales consists only of the costs of purchasing gas and electricity sold during the period presented.

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

(o) Operating and Maintenance Expense

Operating and maintenance expense includes all personnel, administrative, and marketing expenses of the Company, as well as expenses incurred in the maintenance of the Company’s utility property, plant and equipment.

(p) Federal Income Tax

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

(q) Revenue Taxes

The Gas Company collects state revenue taxes on residential delivery rates. The amount included in Revenue and Taxes other than Federal Income Taxes was $287,109 and $236,697 in 2018 and 2017, respectively. Pike collects state taxes on total revenue. The amounts collected were $514,177 and $542,277 in 2018 and 2017, respectively.

(r) Stock Based Compensation

The Holding Company accounts for stock based awards in accordance with FASB ASC No. 718. The Holding Company awards restricted shares as compensation to our directors.  The shares awarded become unrestricted upon a director leaving the board.  Directors who also serve as officers of Corning Gas are not compensated for their service as directors. Since these shares are restricted, in recording compensation expense, the expense incurred is recorded at 25% less than the closing price of the stock on the day the stock was awarded. During the years ending September 30, 2018 and 2017 the company issued 17,475 and 11,475 shares, respectively, as stock based compensation and recorded related expense of $223,783 and $149,510, respectively.

(s) Earnings Per Share

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

For the fiscal years 2018 and 2017, the impact of Preferred B shares on earnings per share was determined to be anti-dilutive. The net income and average shares outstanding used to compute basic and diluted earnings per share for the years ended September 30, 2018 and September 30, 2017 are as follows:

	2018	2017
Net income attributable to common stockholders	$1,900,005	$1,856,609
Add Preferred B Dividends	244,263	244,019
Net income	$2,144,268	$2,100,628

Average shares outstanding - basic	3,010,465	2,986,153
Effect of dilutive stock options	—	—
Effect of Preferred B Shares	—	—
Average shares outstanding - diluted	3,010,465	2,986,153

(t) 311 Transportation Agreement /Compressor Station

On January 11, 2010, the Gas Company entered into a contract (“311 Transportation Agreement”) with a local gas producer that provided for the building of a compressor station as well as the transfer of a 6” pipeline owned by the gas producer to the Company for nominal consideration. The contract also sets forth the terms, rates and condition of the transport of the local producer gas to the interstate pipeline system. On May 21, 2010, the 311 Transportation Agreement was revised to reflect a change in the projected gas delivery schedule and delivery volumes. The previously agreed to transportation rates did not change. The contract’s maximum daily delivery quantity remained the same. The schedule for attaining the maximum daily delivery quantity was altered to accommodate the project’s construction schedule. The Gas Company bought the $11 million compressor station and $2.1 million pipeline from the local producer for two dollars. The local producer had the right to repurchase these facilities for two dollars in ten years. This transaction became effective on May 12, 2011, when the station began operations. Although the Gas Company has plant available for use that had an original cost of $13.1 million, only two dollars was recognized in accordance with the Uniform System of Accounts (313.2) which states that in the case of gas plant contributed to the utility, gas plant accounts shall be charged only with such expenses, if any, incurred by the utility. On May 23, 2018 the Gas Company modified its contract with the gas producer eliminating the producer’s right to repurchase the compressor station.

(u) Collective Bargaining Agreement

The Company had 63 employees as of September 30, 2018, and 61 as of September 30, 2017. Of this total, approximately one third are members of the International Brotherhood of Electrical Workers Local 139 labor union working under an agreement effective until April 5, 2021.

(v) Leatherstocking Companies

The Holding Company has a 50% investment in Leatherstocking Gas Company, LLC (“Leatherstocking Gas”) and Leatherstocking Pipeline Company, LLC (“Leatherstocking Pipeline”). The investment and equity in both companies (collectively, “Joint Ventures”) has been recognized in the consolidated financial statements. The Holding Company has accounted for its equity investment using the equity method of accounting based on the guidelines established in FASB ASC No. 323. In applying the guidance of FASB ASC 323, the Holding Company recognized the investment in the Joint Ventures as an asset at cost. The investment will fluctuate in future periods based on the Holding Company’s allocable share of earnings or losses from the Joint Ventures which is recognized through earnings.

(w) Preferred Stock and Temporary Equity

The Holding Company classifies conditionally redeemable convertible preferred shares, which includes preferred shares subject to redemption upon the occurrence of uncertain events not solely within control of the Holding Company, as temporary equity in the mezzanine section of the consolidated balance sheet, in accordance with the guidance enumerated in FASB ASC No. 480-10 "Distinguishing Liabilities from Equity". The Company also analyzes the embedded conversion feature for bifurcation, based on whether the host instrument has more equity-like or debt-like characteristics. Dividends are recorded as a reduction to retained earnings and issuance costs reduce the initial proceeds and are then accreted over the life of the instrument to the redemption amount.

The Holding Company records mandatorily redeemable stock as a liability in accordance with FASB ASC No. 480. Dividends are recorded as interest expense and issuance costs are treated the same way as debt issuance costs.

(x) Adoption of New Accounting Guidance

In July 2015, the FASB issued new accounting guidance simplifying inventory measurement by requiring companies to value inventory at the lower of cost or net realizable value. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. The adoption of this guidance, which occurred in the first quarter of our 2018 fiscal year, did not have a material effect on our consolidated financial statements.

(y) New Accounting Pronouncements Not Yet Adopted

In May 2014, FASB issued new accounting guidance on revenue from contracts with customers. The new guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods and services to customers. The updated guidance will replace most existing revenue recognition guidance in GAAP when it becomes effective. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. We do not expect this to have a significant impact on our consolidated financial statements but will require additional disclosures.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (ASC Topic 842), which requires lessees to recognize substantially all leases on-balance sheet and disclose key information about leasing arrangements. The new standard establishes a right of use ("ROU") model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The new standard is effective for annual and interim periods beginning after December 15, 2018.  ASU 2016-02 requires entities to adopt a modified retrospective transition method for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the consolidated financial statements.  The Company continues to evaluate the impact that adopting ASU 2016-02 will have on its consolidated financial statements, but does not believe it will have a material impact at this time.

(2) Major Customers

The Gas Company has three major customers, Corning Incorporated, New York State Electric & Gas, and Bath Electric, Gas & Water Systems. Although no customer represents at least 10% of our total revenue, the loss of any of these customers could have a significant impact on the Company’s financial results.

(3) Utility Property, Plant and Equipment

The following table summarizes fixed assets included in utility property, plant and equipment on the Holding Company’s Consolidated Balance Sheet at September 30, 2018 and 2017:

	2018	2017
Utility Plant	$4,936,788	$4,369,936
Poles & Line	12,813,450	11,981,447
Pipeline	51,090,474	49,954,559
Structures	32,474,188	28,095,818
Land	1,787,034	1,786,319
Construction Work in Progress	3,187,796	3,494,649
All Other	8,269,469	7,293,760
	$114,559,199	$106,976,488

Useful life for the above assets range from 35 to 55 years for utility plant, 30 to 65 years for poles and line, 66 years for pipeline, from 45 to 47 years for structures, 50 to 65 years for land rights and 5 to 25 years for all other and corporate fixed assets. Utility plant includes station equipment, services, meters, regulators including all costs to install those assets. Poles and line include poles, line and conductors. Total mains installed are represented in pipeline. Structures include both regulator station buildings and office and operations buildings. All other plant includes all general plant except for buildings and land and land rights. Accumulated depreciation as of September 30, 2018 and 2017 was $26,966,064 and $24,840,560 respectively. Depreciation expense for the years ended as of September 30, 2018 and 2017 was $2,375,500 and $2,143,084 respectively.

(4) Marketable Securities

A summary of the marketable securities at September 30, 2018 and 2017 is as follows:

	Cost Basis	Unrealized Gain	Unrealized Loss	Market Value
2018
Cash and equivalents	$158,210	—	—	158,210
Metlife stock value	38,197	—	—	38,197
Government and agency bonds	264,376	—	9,246	255,130
Corporate bonds	193,526	—	3,716	189,810
Mutual funds	22,359	—	292	22,067
Corning Preferred A Stock	572,875	—	23,144	549,731
Equity securities	813,215	167,218	—	980,433
Total securities	$2,062,758	$167,218	$36,398	$2,193,578

2017
Cash and equivalents	$262,150	—	—	262,150
Metlife stock value	40,377	—	—	40,377
Government and agency bonds	288,431	—	3,134	285,297
Corporate bonds	194,597	—	3,681	190,916
Mutual funds	24,382	678	—	25,060
Corning Preferred A Stock	572,875	—	—	572,875
Equity securities	733,068	102,805	—	835,873
Total securities	$2,115,880	$103,483	$6,815	$2,212,548

The government and agency bonds have contractual maturity dates between November 15, 2019 and June 30, 2025. The contractual maturity dates for the corporate bonds are from March 15, 2019 to April 27, 2026.

(5) Regulatory Matters

Below is a summary of the Gas Company’s deferred regulatory assets as of September 30, 2018 and 2017:

	2018	2017
Unrecovered gas and electric costs	$1,236,124	$1,106,277
Deferred regulatory costs	4,279,839	4,166,223
Deferred pension costs	4,043,072	5,774,901
Total regulatory assets	$9,559,035	$11,047,401

Unrecovered gas costs arise from an annual reconciliation of certain gas revenue and costs (as described in Note 1) and are recoverable in customer rates in the year following the reconciliation.

The following table summarizes regulatory costs at September 30, 2018 and 2017:

	2018	2017
Deferred rate case costs	$348,475	$443,474
Deferred rate case reconciliations	3,931,364	3,722,749
Total	$4,279,839	$4,166,223

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

In fiscal year 2015 the Gas Company determined that it met the criteria to record the minimum pension liability as a regulatory asset in accordance with FASB ASC 980-715-25-5. As a result of this change in estimate, amounts previously recorded as Accumulated OCI, net of tax has been recorded as regulatory assets in the current year in accordance with ASC 980-715-25-8, as well as a related deferred tax liability. The amount of the regulatory asset was $3,149,493 as of September 30, 2018 and $4,851,550 as of September 30, 2017. For periods after the fiscal year ended September 30, 2015, there will be no change to OCI because of the change in estimate. Factors considered included: (1) consistent recovery of the pension costs on an accrual basis historically and in the current rate case, (2) no indication of expected changes to recovery, and (3) the existence of a reconciliation process to track the recovery of these costs. For these reasons management determined the Gas Company met the criteria as set forth in ASC 980-725-25-5.

Also included in pension costs and post-retirement benefits is approximately $893,579 and $851,500 for 2018 and 2017, respectively, for regulatory assets and (liabilities) related to pension and post-retirement costs. These amounts include both amounts approved to be amortized in the previous rate case and amounts being accumulated for the next rate case.

The Company expects to recover the cost of its regulatory assets. The Company expects that regulatory assets other than deferred unrecovered gas costs and deferred pension costs related to minimum pension liability will be fully recoverable from customers by the end of its next rate case.

Total Regulatory Assets on the Balance Sheet as of September 30, 2018 amounts to $9,559,035 compared to $11,047,401 at September 30, 2017. The Regulatory Assets include $1,544,347 at September 30, 2018 and $349,547 at September 30, 2017 that is subject to Deferred Accounting Petitions and $845,707 at September 30, 2018 and $752,925 at September 30, 2017 that is under regulatory audit. The remaining items in regulatory assets are either approved in rates, part of annual reconciliations approved by the NYSPSC and PAPUC or approved through various commission directives.

(6) Long-term Debt

Long-term debt, including the current portion, was as follows at September 30, 2018 and 2017:

	2018	2017

Note Payable - fixed interest rate of 4.16% with monthly installments through November 2027	$27,017,405	$—
Note Payable - fixed interest rate of 4.92% with monthly installments through May 2028	10,911,401	—
Multiple Disbursement Note – variable interest rate through October 2018, fixed at 5.31% thereafter, with monthly installments through November 2028	2,534,424	—
Vehicle loans - variable interest rate ranging from 4.69% to 5.1%	306,252	30,677
Note Payable – repaid in 2018	—	15,742,857
Note Payable – repaid in 2018	—	3,800,000
Note Payable – repaid in 2018	—	4,200,000
Demand Note Payable	—	3,000,000
Note Payable - variable calculated quarterly with monthly installments through September 2021	—	11,300,000
Total long-term debt	$40,769,482	$38,073,534
Less current installments	3,793,998	4,201,588
Long-term debt less current installments	$36,975,484	$33,871,946

The aggregate maturities of long-term debt for each of the five years subsequent to September 30, 2018 are as follows:

2019	$3,793,998
2020	$3,959,043
2021	$12,402,551
2022	$3,384,210
2023	$3,534,150

On November 30, 2017, the Gas Company entered into a long-term debt agreement with M&T Bank for $29 million at a fixed rate of 4.16% with a ten year maturity (the “November 2017 Credit Agreement”). Principal and interest payments on the note commenced on December 30, 2017, with 120 consecutive monthly payments of $296,651 due on the last day of each month, with the unpaid principal and any unpaid interest due and payable in full on November 30, 2027. This debt replaced all of the Gas Company long term debt and a $3.0 million demand note payable that was presented as long-term debt as of September 30, 2017. This debt is secured by all personal property of the Gas Company including, among other things, accounts, deposit accounts, general intangibles, inventory, and all fixtures, including, among other things, pipelines, easements, rights of way and compressors in the Gas Company’s distribution system pursuant to the November 2017 Credit Agreement. The November 2017 Credit Agreement contains various affirmative and negative covenants of the Gas Company including, among others: (i) a “Total Funded Debt to Tangible Net Worth” (as such terms are defined in the November 2017 Credit Agreement) ratio of not greater than 1.40 to 1.0; and (ii) a “Total Funded Debt to EBITDA” (as such terms are defined in the November 2017 Credit Agreement) ratio of not greater than 3.75 to 1.0; and (iii) a minimum Cash Flow Coverage (as defined in the November 2017 Credit Agreement) of not less than 1.10 to 1.0; in each case measured quarterly based on the Gas Company’s trailing twelve month operating performance and fiscal quarterly financial statements; delivery of compliance and financial statement requirements, and prohibitions on any sale of all or substantially all of its assets, acquisitions of substantially all the assets of any other entity, doing business under any assumed name, material changes to its business, purposes, structure or operations which could materially adversely affect the Gas Company, or any merger, consolidation or other similar transaction. Events of default under the November 2017 Credit Agreement and the term note which permit the lender to exercise its remedies, including immediate acceleration of the principal and interest on any loans outstanding to the Gas Company, include, among others: (i) default in the payment of principal or interest on the loans under the November 2017 Credit Agreement, (ii) default by the Gas Company on any other obligation under the November 2017 Credit Agreement and related documents, (iii) failure to pay when due any other obligations of the Gas Company which could result in the acceleration of that obligation, (iv) various failures by any pension plan maintained by the Gas Company to comply with applicable law or any underfunding which the Lender determines may have an material adverse effect on the Gas Company’s ability to repay its debts, (v) entry of any judgments or order of any court or governmental entity against the Gas Company, and (vi) various bankruptcy and insolvency events. In addition, additional events of default under the November 2017 Credit Agreement include: any adverse change in the Gas Company, its business, assets, operations, affairs or condition which the lender determines will have a material adverse effect on the Gas Company, its business, assets, operation or condition (financial or otherwise) or on its ability to repay its debts, and at any time the lender in good faith deems itself insecure with respect to payment of the Gas Company’s obligations to it or other performance of such obligations. The November 2017 Security Agreement contains various representations, warranties, covenants and agreements customary in security agreements and various events of default substantially similar to those in the November 2017 Credit Agreement with remedies under the New York Uniform Commercial Code and the November 2017 Security Agreement. This refinancing is consistent with our June 2017 NYSPSC rate order. The 2017 Term Note may be prepaid upon payment of a prepayment premium equal to the greater of 1% of the amount prepaid or the present value of the spread between the 4.16% fixed interest rate of the 2017 Term Note and the then current “market rate” based on the most recent U.S. Treasury Obligations with a term corresponding to the remaining period to the maturity date.

On May 23, 2018, Pike entered into a credit agreement (the “May 2018 Credit Agreement”) with Manufactures and Traders Trust Company (“M&T”) and refinanced its outstanding loan with M&T, issuing an $11.2 million term note pursuant to the May 2018 Credit Agreement. The Pike Credit Agreement contains various affirmative and negative covenants of Pike including: a total funded debt to EBITDA ratio of not greater than 3.75 to 1.0, measured quarterly based on Pike’s trailing twelve month operating performance and fiscal quarterly financial statements; a minimum cash flow coverage of not less than 1.10 to 1.0, measured quarterly based on Pike’s trailing twelve month operating performance and fiscal quarterly financial statements; compliance and financial statement requirements; and prohibitions on changes in management or control, any sale of all or substantially all of its assets, acquisitions of substantially all the assets of any other entity, or other material changes to its business, purposes, structure or operations which could materially adversely affect Pike. The note bears interest at 4.92%. The note is payable in 119 consecutive monthly payments of $118,763 plus accrued interest, beginning on June 23, 2018 with a final payment of unpaid principal and interest on the maturity date of May 23, 2028. The note is secured by all personal property of Pike. Pike will owe a pre-payment penalty of 1% on any pre-paid principal made in advance of the maturity date.

On August 15, 2018, the Gas Company entered into a $3.6 million multiple disbursement term note with M&T which permitted draws from time to time in accordance with its terms until October 31, 2018 at which time amounts outstanding under the note ($3.6 million) converted to a ten year term loan and be payable in 119 equal monthly installments with an additional final installment of unpaid principal and interest due on November 30, 2028. As of September 30, 2018 the amount borrowed was $2.5 million. The remaining $1.1 million was borrowed in October 2018. Before converting to a term loan, the note bears interest at the one-month LIBOR rate plus 3% (5.26% as of September 30, 2018). After October 31, 2018, the interest rate was fixed at 4.92%. Additional terms of this note are substantially the same as those in the November 2017 Credit Agreement.

On January 27, 2016, we entered into an agreement with M&T in the amount of $17.4 million to consolidate all previous term debt into one loan. This note in the amount of $15.3 million was paid in full as part of the November 30, 2017 financing.

Also on January 27, 2016, the Gas Company entered into an agreement with M&T in the amount of $4.2 million for a multiple disbursement note to refinance seventy percent of the NYPSC mandated 2015 construction projects with no additional collateral pledged. All amounts have been borrowed as of March 31, 2016. This note in the amount of $3.7 million was paid in full as part of the November 30, 2017 long term debt financing agreement with M&T.

The Gas Company entered into an additional $4.2 million Multiple Disbursement Term Note with M&T on August 31, 2016 which permitted draws from time to time in accordance with its terms until December 31, 2016 at which time amounts outstanding under the note were payable in 56 monthly installments of principal, based on a 7-year amortization schedule, with all unpaid principal and interest payable in full on August 31, 2021. This note in the amount of $4.2 million was paid in full as part of the November 30, 2017 financing.

On August 31, 2016, Pike entered into a Credit Agreement with M&T in the amount of $12.0 million. The outstanding debt under this credit agreement in the amount of $11.3 million was paid in full as part of the May 23, 2018 financing.

The Gas Company and Pike were in compliance with all of their loan covenants as of September 30, 2018.

(7) Lines of Credit and Short Term Debt

On May 8, 2017 the Gas Company entered into an agreement with M&T for a revolving line of credit of $8.0 million at a variable interest rate determined by the Gas Company’s funded debt to EBITDA ratio calculated ninety days after the end of each quarter added to the daily LIBOR rate. This line expired on April 1, 2018. The line of credit has been renewed under the same terms and expires on April 1, 2019. The amount outstanding under this line on September 30, 2018 was approximately $5.4 million with an interest rate of 4.91%. The maximum amount outstanding during the year ended September 30, 2018 was $7,920,609. Our lender has a purchase money security interest in all our natural gas purchases utilizing funds advanced by the bank under the credit agreement and all proceeds of sale and accounts receivable from the sale of that gas.

On August 31, 2016, Pike entered into an agreement with M&T for a $2.0 million revolving line of credit at an interest rate equal to LIBOR plus 2.75% with principal repayable on demand by the lender. The line of credit has been renewed under the same terms and expires on April 26, 2019. The amount outstanding under this line on September 30, 2018 was approximately $1.3 million with an interest rate of 5.06%. The maximum amount outstanding during the year ended September 30, 2018 was $1,841,429. The agreement contains various affirmative and negative covenants of Pike including, (i) a total funded debt to tangible net worth ratio of not greater than 1.4 to 1.0, (ii) a total funded debt to EBITDA ratio of not greater than 3.75 to 1.0, and (iii) a minimum cash flow overage of not less than 1.1 to 1.0, with each of the financial covenants measured quarterly based on Pike’s trailing twelve month operating performance and fiscal quarterly financial statements commencing with the period ended September 30, 2017; compliance, accounting, and financial statement requirements, and prohibitions on changes in management or control, any sale of all or substantially all of its assets, acquisitions of substantially all the asset of any other entity, or other material changes to its business, purposes, structure or operations which could materially adversely affect Pike.

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

In accordance with FASB ASC No. 480, because of the mandatory redemption feature, Series A Cumulative Preferred Stock is treated as liability. The issuance costs are treated as debt issuance costs and will be amortized over the life of the instrument and a direct reduction of the Preferred A shares on the balance sheet. Unamortized debt issuance costs were $105,668 and $112,880 at September 30, 2018 and 2017, respectively. Dividends are recorded as interest expense. For the quarter ended September 30, 2018, $78,975 was accrued as interest expense and paid on October 12, 2018 to shareholders of record on September 30, 2018. For the quarter ended September 30, 2017, $78,975 was accrued for dividends paid on October 15, 2017 to shareholders of record on September 30, 2017. Preferred A dividends recorded as interest expense for the years ended September 30, 2018 and 2017 were approximately $315,000 and $210,000, respectively.

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

In accordance with FASB ASC No. 480, Series B Cumulative Preferred Stock is not considered mandatorily redeemable as a result of the conversion feature presenting a contingency related to the redemption dates. Accordingly, this is not considered a liability. However, as a result of the decision related to conversion and not reaching redemption resting with the holder, this instrument has been classified as temporary equity in accordance with ASC 480. Upon conversion, the instrument would be reclassified as permanent equity. Dividends will be recorded each period in the consolidated statement of changes in stockholders’ equity and began to accrue July 1, 2016. For the quarter ended September 30, 2018, $61,066 was accrued for dividends paid on October 12, 2018 to shareholders of record on September 30, 2018. The Company determined that bifurcation of the embedded conversion option feature was not required. The issuance costs of approximately $150,000 reduce the initial proceeds and will be accreted until redemption or conversion.

(9) Stockholders’ Equity

For the fiscal year ended September 30, 2018, there were a total of 27,054 shares of common stock issued for $223,783 of services and $165,075 in connection with the DRIP (dividend reinvestment program). There were 16,725 shares issued to officers and directors, 750 shares sold to Leatherstocking Gas, which used the shares to compensate its independent director, Carl Hayden and 9,579 shares issued to various investors under the DRIP.

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

Dividends on shares of common stock are accrued when declared by the board of directors. For the quarter ended December 31, 2016, $372,347 was accrued for dividends paid on January 15, 2017 to stockholders of record on December 31, 2016. For the quarter ended March 31, 2017, $397,997 was accrued for dividends paid on April 15, 2017 to stockholders of record on March 31, 2017. For the quarter ended June 30, 2017, $403,684 was accrued for dividends paid on July 15, 2017 to stockholders of record on June 30, 2017. For the quarter ended September 30, 2017, $403,990 was accrued for dividends paid on October 15, 2017 to shareholders of record on September 30, 2017. For the quarter ended December 31, 2017, $405,328 was accrued for dividends paid on January 15, 2018 to stockholders of record on December 31, 2017. For the quarter ended March 31, 2018, $421,110 was accrued for dividends paid on April 16, 2018 to stockholders of record on March 31, 2018. For the quarter ended June 30, 2018, $421,932 was accrued for dividends paid on July 16, 2018 to stockholders of record on June 30, 2018. For the quarter ended September 30, 2018, $422,739 was accrued for dividends paid on October 12, 2018 to stockholders of record on September 30, 2018. Total dividends for the years ended September 30, 2018 and 2017 were $1,671,109 and $1,587,284, respectively.

On April 27, 2017, at its regular meeting, the Company’s Board of Directors declared a 20% common stock dividend payable to holders of record of its Common Stock on May 30, 2017, payable on or about June 15, 2017. The dividend was equivalent to one share of common stock issued for each five shares of common stock outstanding. There were 498,310 shares issued. The relative size of the additional shares issued made the substance of the transaction that of a stock split effected in the form of a dividend. It was the Company’s intent to obtain wider distribution and improved marketability of the shares. In accordance with this transaction there was no adjustment to the stated par value of the common stock and the Company recorded the transaction at par value. In connection with this dividend the conversion price for the preferred shares Series B was adjusted from one share of common stock to 1.2 shares. The Company has retrospectively restated the consolidated financial statements, share and per share information included in this annual report on a post-split basis.

(10) Investment in Joint Ventures

The Holding Company has an interest in Leatherstocking Gas and Leatherstocking Pipeline, each of which is a joint venture with Mirabito Regulated Industries, LLC, accounted for by the equity method. Leatherstocking Gas is currently moving forward on expansions to several areas in the northeast. The Holding Company and Mirabito Industries each own 50% of the joint venture and each appoints three managers to operate Leatherstocking Gas. The seventh manager is a neutral manager agreed to by the Holding Company and Mirabito Industries who is not an officer, director, or employee of either company, currently Carl T. Hayden. The current managers are Joseph P. Mirabito, John J. Mirabito and William Mirabito from Mirabito Industries; Matthew J. Cook, Michael I. German and Russell S. Miller from the Holding Company; and Carl T. Hayden as the neutral manager. Michael I. German is the Chief Executive Officer and President of the Holding Company and is also a stockholder and current board member of the Holding Company. Joseph P. Mirabito and William Mirabito are stockholders and current board members of the Holding Company. Leatherstocking Gas has received franchises from the Village and Town of Sidney, Village and Town of Bainbridge, Village and Town of Windsor, Village and Town of Unadilla, and Village and Town of Delhi in New York. Leatherstocking Gas’ petitions for authority to exercise its franchises in the Town and Village of Windsor are currently pending before the NYPSC. In addition, Leatherstocking Gas has acquired sixteen franchises in Susquehanna and Bradford Counties, Pennsylvania.

The interests in Leatherstocking Pipeline, which was formed with the same structure and managers as Leatherstocking Gas, are also held by the Holding Company. Leatherstocking Pipeline is an unregulated company whose purpose is to serve one customer in Lawton, Pennsylvania. In the spring and summer of 2012, Leatherstocking Pipeline built and placed in service facilities to serve that customer. The investment and equity in both Leatherstocking companies (collectively, the “Joint Ventures”) has been recognized in the consolidated financial statements. The Holding Company has accounted for its equity investment using the equity method of accounting based on the guidelines established in FASB ASC No. 323. In applying the guidance of FASB ASC No. 323, the Holding Company recognized the investment in the Joint Ventures as an asset at cost. The investment will fluctuate in future periods based on the Holding Company’s allocable share of earnings or losses from the Joint Ventures which is recognized through earnings.

The following table represents the Holding Company’s investment activity in the Joint Ventures at September 30, 2018 and September 30, 2017:

	2018	2017
Beginning balance in investment in joint ventures	$2,707,406	$2,583,582
Investment in joint ventures during year	165,000	255,000
Loss in joint ventures during year	(131,831)	(131,176)
Ending balance in joint ventures	$2,740,575	$2,707,406

As of and for the year ended September 30, 2018, the Joint Ventures had combined assets of $13.3 million, combined liabilities of $7.9 million and combined net losses of approximately ($264,000). As of and for the year ended September 30, 2017, the Joint Ventures had combined assets of $12.9 million, combined liabilities of $7.6 million and combined net losses of approximately $262,000.

(11) Income Taxes

 Income tax expense for the years ended September 30 is as follows:

Income tax expense for the years ended September 30 is as follows:
	2018	2017
Current	$42,372	$101,500
Deferred	1,640,887	598,547
Total	$1,683,259	$700,047

Actual income tax expense differs from the expected tax expense computed at the statuary rate of 24.25% as follows:

	2018	2017
Expected federal tax expense	$928,175	$952,229
Regulatory deferral for tax rate difference	411,421	—
Prior Year Tax Recorded	168,591
Adjustment of non-regulatory tax reserves for tax rate difference	(83,998)	—
Regulatory adjustment	—	(346,183)
Dividends received deduction	—	(10,517)
State tax expense (net of federal)	273,199	183,279
Other, net	(14,129)	(78,761)
Actual tax expense	$1,683,259	$700,047

The tax effects of temporary differences that result in deferred income tax assets and liabilities at September 30 are as follows:

38

	2018	2017
Deferred income tax assets:
Unbilled revenue	$61,910	$93,141
Deferred compensation reserve	386,348	582,664
Post-retirement benefit obligations	1,242,647	2,799,467
Inventories	—	16,941
NOL carryforwards	1,783,281	3,220,127
Deferred Tax Asset resulting from 2017 Jobs Act	1,075,299
Customer Contribution	953,347
Other	463,043	945,067
Total deferred income tax assets	5,965,875	7,657,407

Deferred income tax liabilities:
Property, plant and equipment, principally due to differences in depreciation	9,015,898	11,586,697
Pension benefit obligations	661,394	1,880,268
Comprehensive income	39,662	23,295
Deferred rate expense and allocations	95,830	179,607
Deficiency of gas adjustment clause revenues billed	376,203	467,944
Intangibles	76,675	124,141
Other	596,984	180,895
Total deferred income tax liabilities	10,862,646	14,442,847

Net deferred income tax (assets) liabilities	$4,896,771	$6,785,440

The Holding Company has federal, New York and Pennsylvania State tax net operating loss carry forwards available of approximately $4.7 million for federal and $9.0 million for state as of September 30, 2018 that begin to expire at the end of the Holding Company’s fiscal 2025 tax year.

On August 9, 2018 The NYSPSC issued an order in Case 17-M-0815 that required the Company to quantify the amount of the deferred taxes that will be due customers as a result of the 2017 Jobs and Cut Act. The PAPUC issued a similar order in Case M-2018-2641242. The estimated amount due customers has been recorded as regulatory liability in the amount of $3,777,495.

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

(12) Pension and Other Post-Retirement Benefit Plans

There are currently three covered participants related to the deferred compensation obligation that are all former officers. The liability on the consolidated balance sheet represents the present value of the future obligation. In 1997, the Gas Company established a trust (the Rabbi Trust) to fund a deferred compensation plan for certain officers. The fair market value of assets in the trust was $2,155,281 (plus $38,197 in additional stock) and $2,172,171 (plus $40,377 in additional stock) at September 30, 2018 and 2017, respectively, and the plan liability, which is labeled as deferred compensation on the balance sheet, was $1,412,345 and $1,443,729 at September 30, 2018 and 2017, respectively. The assets of the trust are available to general creditors in the event of insolvency. In 2018, the mortality assumption was based on the 2008 VBT Primary Male Smoker tables with generational improvements using scale MP-2016 for two of the covered participants which resulted in a decrease in the liabilities of $31,384.

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

In addition to the Gas Company’s defined benefit pension plans, the Gas Company offers post-retirement benefits comprised of medical and life coverage to its employees who meet certain age and service criteria. For union participants who retire on or after September 2, 1992, the Gas Company cost for post-retirement benefits is contractually limited and will not exceed $150 per month. This contract is in effect until April 5, 2021. The monthly benefit for all non-union employees, who retire between the ages of 62 and 65, will be the lesser of 40% of the retiree’s plan premium or $150. After age 65, the Gas Company pays up to $150 a month for the cost of the retiree’s supplemental plan. In addition, the Gas Company offers limited life insurance coverage to active employees and retirees. The post-retirement benefit plan is not funded. The Gas Company accrues the cost of providing post-retirement benefits during the active service period of the employee.

The following table shows reconciliations of the Gas Company’s pension and post-retirement plan benefits as of September 30:

	Pension Benefits		Post-retirement Benefits
	2018	2017	2018	2017
Change in benefit obligations:
Benefit obligation at beginning of year	$22,011,497	$22,027,976	$1,409,521	$1,486,476
Service cost (excluding expected expenses)	421,642	433,097	17,781	21,140
Interest cost	961,202	900,772	48,240	47,098
Participant contributions	—	—	107,254	82,699
Actuarial loss	(398,494)	(326,249)	(154,349)	(70,558)
Benefits paid	(1,165,319)	(1,024,099)	(193,158)	(157,334)
Curtailments	—	—	—	—
Benefit obligation at end of year	21,830,528	22,011,497	1,235,289	1,409,521
Change in plan assets:
Fair value of plan assets at beginning of year	16,149,671	14,884,196	—	—
Actual return on plan assets	1,371,493	1,118,638	—	—
Company contributions	974,364	1,177,960	85,904	74,635
Participant contributions	—	—	107,254	82,699
Benefits paid	(1,172,808)	(1,031,123)	(193,158)	(157,334)
Fair value of plan assets at end of year	17,322,720	16,149,671	—	—
Funded status	(4,507,808)	(5,861,826)	(1,235,289)	(1,409,521)
Unrecognized net actuarial loss/(gain)	3,103,970	4,642,637	(93,919)	65,924
Unrecognized prior service cost	—	—	139,442	142,989
(Accrued) prepaid benefit cost	(1,403,838)	(1,219,189)	(1,189,766)	(1,200,608)
Accrued contribution	—	—	—	—

Amounts recognized in the balance sheets consists of:
accrued benefit liability	(4,507,808)	(5,861,826)	(1,235,289)	(1,409,521)

Amounts recognized in the balance sheets consist of:
Accrued pension cost as of beginning of fiscal year	(1,219,189)	(1,142,551)	(1,200,608)	(1,189,810)
Pension (cost	(1,071,707)	(1,159,013)	(75,062)	(85,433)
Contributions	974,364	1,177,960	—	—
Change in receivable contribution	(87,306)	(95,585)
Net benefits paid	—	—	85,904	74,635
Change in additional minimum liability	—	—		----
Accrued pension cost as of end of fiscal year	(1,403,838)	(1,219,189)	(1,189,766)	(1,200,608)

Fair value of plan assets at end of year
Cash and equivalents	$323,755	$110,596	—	----
Government and agency issues	4,076,999	4,371,407	—	----
Corporate bonds	2,997,197	3,031,536	—	----
Fixed index funds	843,799	558,530	—	----
Fixed income	594,130	401,031	—	----
Equity securities	8,486,840	7,676,571	—	----
	$17,322,720	$16,149,671	—	----

The funded status of both plans totaling a deficiency of approximately $5.7 million and $7.3 million at September 30, 2018 and 2017, respectively, are included in deferred pension & post-retirement benefits on the consolidated balance sheets along with an additional pension regulatory liability of approximately $273,000 and $264,000 as of September 30, 2018 and September 30, 2017, respectively for amounts owed to customers. In the fourth quarter of fiscal 2015 the Gas Company determined that it meets the criteria to record these items as a regulatory asset in accordance with FASB ASC No. 980-715-25-5. See Note 5 to the Notes of the Consolidated Financial Statements for additional information.

Amortization of unrecognized net loss for the Retirement Plan for fiscal year ending September 30, 2018:

1	Projected benefit obligation as of September 30, 2018	$21,830,528
2	Plan assets at September 30, 2018	(17,322,720)
3	Unrecognized loss as of September 30, 2018	3,103,970
4	Ten percent of greater of (1) or (2)	2,183,053
5	Unamortized loss subject to amortization - (3) minus (4)	920,917
6	Active future service of active plan participants expected to receive benefits	11.38
7	Minimum amortization of unamortized net loss - (5)/(6)	80,924
8	Amortization of loss for 2017-2018	$850,661

Amortization of unrecognized net loss for the Post-Retirement Plan for the fiscal year ended September 30, 2018:

Unrecognized net loss at October 1, 2017 subject to amortization	$139,442
Amount to be amortized 2018 - 2019
Amortization period	13 years
Amortization for 2018 - 2019 (loss divided by period)	$10,726

	Pension Benefits		Post-retirement Benefits
	2018	2017	2018	2017
Components of net period benefit cost :
Service cost	428,642	440,097	17,781	21,140
Interest cost	961,202	900,772	48,240	47,098
Expected return on plan assets	(1,200,819)	(1,115,909)	—	—
Amortization of prior service	—	2,622	3,547	3,547
Amortization of unrecognized actuarial loss	969,988	1,027,016	5,494	13,648
Net periodic benefit cost	1,159,013	1,254,598	75,062	85,433

For ratemaking and financial statement purposes, pension and post-retirement represents the amount approved by the NYPSC in the Gas Company’s most recently approved rate case. Pension and post retirement expense (benefit) for ratemaking and financial statement purposes was approximately $941,427 and $764,000 for the years ended September 30, 2018 and 2017, respectively. The difference between the pension expense (benefit) for ratemaking and financial statement purposes, and the amount computed above has been deferred as regulatory assets and are not included in the prepaid pension cost noted above. The cumulative amounts deferred equal $893,579 and $923,351 as of September 30, 2018 and 2017, respectively.

	Pension Benefits		Post-retirement Benefits
	2018	2017	2018	2017
Weighted average assumptions used to determine net
period cost at September 30:
Discount rate	4.89%	4.49%	4.01%	3.53%
Salary increases	3.00%	2.00%	N/A	N/A
Expected return on assets	7.50%	7.50%	N/A	N/A

For the year ended September 30, 2018 and September 30, 2017, the discount rate was prepared by utilizing an analysis of the plan’s expected future cash flows and high-quality fixed-income investments currently available and expected to be available during the period to maturity of the pension benefits. The discount rate used is an estimate of the rate at which a defined benefit pension plan could settle its obligations. Rather than using a rate and curve developed using a bond portfolio, this method selects individual bonds to match to the expected cash flows of the Plan. Management feels this provides a more accurate depiction of the true cost to the Plan to settle the obligations as the Plan could theoretically go into the marketplace and purchase the specific bonds used in the analysis in order to settle the obligations of the Plan.

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

For measurement purposes, a 7% annual rate of increase in the per capita cost of covered benefits (health care cost trend rate) was assumed for 2018. A 1% increase in the actual health care cost trend would result in approximately a 3.5% increase in the service and interest cost components of the annual net periodic post-retirement benefit cost and a 4.8% increase in the accumulated post-retirement benefit obligation. A 1% decrease in the actual health care cost trend would result in approximately a 2.9% decrease in the service and interest cost components of the annual net periodic post-retirement benefit cost and a 4.1% decrease in the accumulated post-retirement benefit obligation.

The Gas Company expects to contribute $711,098 to the Retirement Plan during the year ended September 30, 2019.

The estimated pension plan benefit payments are as follows:
2019	$1,325,795
2020	$1,409,858
2021	$1,458,455
2022	$1,450,201
2023	$1,458,056
2024+	$7,626,536

The Gas Company also maintains the Corning Natural Gas Corporation Employee Savings Plan (the “Savings Plan”). All employees of the Gas Company who work for more than 1,000 hours per year and who have completed one year of service may enroll in the Savings Plan at the beginning of each calendar quarter. Under the Savings Plan, participants may contribute up to 50% of their wages. For all employees, the Gas Company will match one-half of the participant’s contribution up to a total of 50% of the participant’s contribution up to a total of 6% of the participant’s wages. The plan is subject to the federal limitation. The Gas Company contribution to the plan was $93,538 in 2018 and $90,685 in 2017.

(13) Segment Reporting

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

	For the year ended September 30, 2018
	Gas Company	Pike	Holding Company	Total Consolidated
Total electric utility revenue	$0	$8,600,381	$0	$8,600,381
Total gas utility revenue	$24,050,606	$1,626,174	$0	$25,676,780
Investment income	$80,174	$0	$0	$80,174
Equity investment (loss)	$0	$0	$(131,831)	$(131,831)
Net income (loss)	$1,705,445	$878,690	$(439,867)	$2,144,268
Income tax expense (benefit)	$1,359,655	$337,623	$(14,019)	$1,683,259
Interest expense	$1,281,675	$533,588	$317,248	$2,132,511
Depreciation expense	$1,781,933	$589,907	$3,660	$2,375,500
Amortization expense	$206,863	$281,868	$20,452	$509,183
Total assets	$81,706,061	$26,686,811	$3,350,333	$111,743,205
Capital expenditures	$6,359,565	$1,473,142	$0	$7,832,707

	For the year ended September 30, 2017
Total electric utility revenue	$0	$8,562,787	$0	$8,562,787
Total gas utility revenue	$20,238,540	$1,240,840	$0	$21,479,380
Investment income	$212,875	$0	$0	$212,875
Equity investment (loss)	$0	$0	$(131,175)	$(131,175)
Net income (loss)	$1,456,160	$963,889	$(319,421)	$2,100,628
Income tax expense (benefit)	$168,999	$680,634	$(149,586)	$700,047
Interest expense	$1,180,765	$496,702	$217,703	$1,895,170
Depreciation expense	$1,708,742	$434,342	$0	$2,143,084
Amortization expense	$682,888	$227,275	$0	$910,163
Total assets	$79,281,143	$23,683,430	$3,758,681	$106,723,254
Capital expenditures	$5,188,772	$1,258,507	$0	$6,447,279

(14) Commitments and Contingencies

The Gas Company is a local distribution company and has contracted for gas supply from various sources to provide the commodity to the city gates. The city gate is the transfer point at which we take ownership of the gas supply from local producers and interstate pipelines and billing metering starts. The Gas Company maintains storage capacity of approximately 736,000 dekatherms. The Gas Company is responsible for managing its gas supply assets. At September 30, 2018, the Gas Company had 657,293 dekatherms at a cost of $1,620,916 in storage. As the result of these actions, we anticipate that the Gas Company will have sufficient gas to supply our customers for the 2018-2019 winter heating season. The contract with O&R should provide sufficient electricity and natural gas to supply Pike for the 2018-2019 winter heating and summer cooling.

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

(15) Related Party Transactions

Related party receivables are expenditures paid on behalf of the Holding Company’s joint venture investments. The outstanding receivable as of September 30, 2018 and September 30, 2017 was $208,876 and $90,533 respectively.