Form 10-K/A
period 2018-09-30
Corning Natural Gas Holding Corp
filed 2018-12-26
CIK 1582244

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (check one):

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

Number of shares of Common Stock outstanding as of the close of business on December 20, 2018: 3,027,678

EXPLANATION OF AMENDMENT

Corning Natural Gas Holding Corporation is filing this Form 10-K/A as Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended September 30, 2018 (the “Annual Report”) that was filed with the Securities and Exchange Commission on December 20, 2018 for the purpose of correcting the date of the report of the company’s independent registered accounting firm, Freed Maxick CPAs, P.C., which due to a clerical error was dated December 21, 2018 instead of December 20, 2018, the date that the Annual Report was filed.

This Amendment does not reflect any subsequent events occurring after the original filing date of the Annual Report and does not modify or update in any way disclosures made in the Annual Report except to furnish corrected independent registered accounting firm’s report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORNING NATURAL GAS HOLDING CORPORATION

Date: December 26, 2018	/s/ Michael I. German
Michael I. German
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 26, 2018	/s/ Firouzeh Sarhangi
Firouzeh Sarhangi, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Date: December 26, 2018	/s/ Michael I. German
Michael I. German, President and Chief Executive Officer and Director
(Principal Executive Officer)

Date: December 26, 2018	* Henry B. Cook, Chairman of the Board of Directors

Date: December 26, 2018	* Ted W. Gibson, Director

Date: December 26, 2018	* Robert B. Johnston, Director

Date: December 26, 2018	* Joseph P. Mirabito, Director

Date: December 26, 2018	* William Mirabito, Director

Date: December 26, 2018	* George J. Welch, Director

Date: December 26, 2018	* John B. Williamson III, Director

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

December 20, 2018