Form 10-K/A
period 2018-09-30
Corning Natural Gas Holding Corp
filed 2019-01-25
CIK 1582244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

Number of shares of Common Stock outstanding as of the close of business on January 20, 2019: 3,032,182

EXPLANATION OF AMENDMENT

Corning Natural Gas Holding Corporation is filing this Form 10-K/A as Amendment No. 2 (the “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended September 30, 2018 (the “Annual Report”) that was filed with the Securities and Exchange

Commission on December 20, 2018 for the purpose of including the following portions of Corning Natural Gas Holding Corporation’s Annual Report:

Item 10 — Directors, Executive Officers and Corporate Governance

Item 11 — Executive Compensation

Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13 — Certain Relationships and Related Transactions, and Director Independence

Item 14 — Principal Accounting Fees and Services

Item 15 — Exhibits, Financial Statement Schedules

Except as described above, no other amendments are being made to the Annual Report.  This Amendment does not reflect events occurring after the September 30, 2018 fiscal year end except as expressly set forth in the December 20, 2018 filing of the Annual Report or herein, or modify or update the disclosure contained in the Annual Report in any way other than as required to reflect the additions discussed above and reflected below.

EXPLANATORY NOTE

Corning Natural Gas Holding Corporation (“Holding Company”) is a successor issuer to Corning Natural Gas Corporation (“Gas Company”) as of November 12, 2013 as a result of a share-for-share exchange, creating a holding company structure. As of November 12, 2013, the Gas Company became a wholly-owned subsidiary of Holding Company.

As used in this Form 10-K, the term “Company”, “we” or “us” refers to the consolidated companies, the terms “Gas Company” and “Corning Gas” mean Corning Natural Gas Corporation, and the term “Pike” means Pike County Light & Power Company, unless the context clearly indicates otherwise. Except as otherwise stated, the information contained in this Form 10-K/A is as of September 30, 2018.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

Board of Directors.  The names, ages, positions, business experience and principal occupations and employment of each member of the board of directors is set forth below (each of the director’s terms will expire on April 24, 2019):

Name	Age	Position	Director of Holding Company Since	Director of Gas Company Since

Henry B. Cook, Jr.	71	Chairman of the Board and Director	2013	2007
Michael I. German	68	Chief Executive Officer, President and Director	2013	2006
Ted W. Gibson	76	Director	2013	2006
Robert B. Johnston	53	Director	2014	—
Joseph P. Mirabito	60	Director	2013	2010
William Mirabito	58	Director	2013	2010
George J. Welch	73	Director	2013	2007
John B. Williamson III	64	Director	2013	2010

Henry B. Cook, Jr. is our chairman of the board of directors and has served as a director of the Holding Company since its organization in 2013 and a director of Corning Gas since May 2007.  Mr. Cook is also a director of the Corning Natural Gas Appliance Corporation (“Corning Appliance”). He has served as the president of Triple Cities Acquisition, LLC, a heavy truck parts and vehicle dealer, and Roadwolf Transportation Products, LLC, as importer of heavy duty truck parts, since 2001. Mr. Cook has exhibited his expertise in the development and management of the business of those two companies. This business experience, together with the expertise about our business and operations derived from his years of service on the board of the Company and leadership as chairman of the board led the board of directors to conclude that Mr. Cook has the judgment and skills desired for continued service on the board. He is not related to Matthew J. Cook, our vice president – operations.

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

Robert B. Johnston has been a director of the Holding Company and Corning Gas since July 15, 2014. He has served as the Executive Vice President and Chief Strategy Officer for The InterTech Group, Inc. (“InterTech”) since 2008. In this capacity, he is responsible for merger and acquisition activities, investments and communications at InterTech as well as oversight of a number of InterTech operating companies. He previously served as the President, Chief Executive Officer and Deputy Governor of The Hudson’s Bay Company, and he currently serves on the several public company boards including Supremex Inc. where he is the chairman of the board of directors, Colabor Inc., Produce Investments PLC, FIH Group PLC and Circa Enterprises. Additionally, he serves on the board of directors of the South Carolina Community Loan Fund and is a member of the advisory board of the McGill University Executive Institute. Mr. Johnston previously served on the Boards of Gas Natural Inc., Pacific Northern Gas, Central Vermont Public Service Corporation, Fyffes PLC, Galvanic Applied Sciences, The Hudson’s Bay Company, Experiences Canada, Carolina Youth Development Center and Canada’s National History Society. Mr. Johnston completed the University of Oxford Advanced Management and Leadership Program and received an MBA from the John Molson School of Business, a MA in Public Policy & Public Administration and a BA in Political Science from Concordia University. Additionally, he holds the ICD.D Designation from the Institute of Corporate Directors (Canada). Mr. Johnston’s extensive financial and operational experience coupled with his corporate governance and regulated utility experience led the board to conclude that he should continue to serve as a director.

Joseph P. Mirabito has been a director of the Holding Company since its organization in 2013 and has been a director of Corning Gas since November 2010. He and William Mirabito are cousins. He was president of Mirabito Fuel Group from 1986 to 1998. He has also served as president of Granite Capital Holdings, Inc. from 1998 to 2009. He is currently president and chief executive officer of Mirabito Holdings, Inc. and Mirabito Regulated Industries, LLC. He serves as a director on several professional and civic boards in the central New York region. Mr. Mirabito also serves as a director on the boards of Corning Appliance, Leatherstocking Gas and Leatherstocking Pipeline. Mr. Mirabito’s business and corporate management experience in the energy delivery businesses where he serves as the president and chief executive officer, his knowledge of the local communities in Central New York served by those businesses and his prior experience in advising and serving on the board and committees of Wilber Bank, led the board of directors to conclude that Mr. Mirabito has the skills, connections and experience desired for continued service on the board.

William Mirabito has served as a director of the Holding Company since its organization in 2013 and has been a director of Corning Gas since November 2010. He and Joseph Mirabito are cousins. He was president of Mang Insurance Agency from 2008 to 2015 and has served as senior vice president of Mirabito Holdings, Inc. and Mirabito Regulated Industries, LLC since 2014. He is also the chairperson of the audit committee for Mirabito Holdings, Inc. He previously served on the board and finance commitee of the Fox Hospital in Oneonta, NY. He is also a board member of Springbrook, NY, and serves on its executive committee. Mr. Mirabito also serves as a director on the boards of Corning Appliance, Leatherstocking Gas and Leatherstocking Pipeline. Mr. Mirabito’s business and management experience as president of Mang Insurance Agency and senior vice president of Mirabito Holdings, Inc. and Mirabito Regulated Industries, LLC, and his experience in advising and serving on the board and committees of Fox Hospital and Springbrook led the board of directors to conclude that Mr. Mirabito has the skills and experience desired for continued service on the board.

George J. Welch has served as a director of the Holding Company since its organization in 2013 and has been a director of Corning Gas since May 2007. He is also a director of Corning Appliance. He is the senior partner in the law firm of Welch Law in Corning, New York where his practice concentrates on business transactions and real estate. He has served as a director of many regional organizations, including a regional economic development organization and PaneLogic, Inc., a provider of control system integration services. Mr. Welch serves on the Alfred State College Council, an advisory group to the president of the College. Mr. Welch's extensive experience in legal matters and economic development, and as a community leader, led the board to conclude that he should continue to serve as a director.

John B. Williamson, III has served as a director of the Holding Company since its organization in 2013 and has been a director of Corning Gas since November 2010. He is also a director of Corning Appliance. Since 2004, Mr. Williamson has served as chairman of RGC Resources, Inc., a $230 million-dollar energy distribution and services holding company. He served as director, president and chief executive officer of RGC Resources from 1999 to 2013. In addition, he serves as a director of Bank of Botetourt, Optical Cable Corporation and Luna Innovations Corporation. Mr. Williamson received an MBA from the College of William and Mary and a BS from Virginia Commonwealth University. Mr. Williamson’s experience as the chairman, president and chief executive officer of an energy distribution and services company, as well as his experience in advising and serving on the board and committees of other corporations, resulting in his broad understanding of the operational, financial and strategic issues that businesses generally and utilities face, led the board to conclude that he should continue to serve as a director.

Executive Officers.  The names, ages, positions and certain other information concerning the current executive officers and significant employees of the Holding Company, Pike and the Gas Company are set forth below.

Name	Age	Position
Michael I. German*	68	Chief Executive Officer, President and Director
Firouzeh Sarhangi	60	Chief Financial Officer and Treasurer
Matthew J. Cook	57	Vice President - Operations
Russell S. Miller	55	Vice President - Gas Supply and Marketing

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

Matthew J. Cook joined Corning Gas in February 2008 as vice president – operations. Mr. Cook has 30 years of natural gas utility experience.  In addition to the Operations department, Mr. Cook manages the Customer Service Department and Facilities. From 2000 until joining Corning Gas, Mr. Cook was employed by Mulcare Pipeline Solutions, a supplier of products and services to the natural gas industry, in various positions including sales manager and technical specialist. Previously, Mr. Cook served as operations engineer and gas engineer for New York State Electric and Gas. Mr. Cook also serves as a vice president of Corning Appliance and as a director on the boards of Leatherstocking Gas and Pike. He is not related to our director, Henry B. Cook, Jr.

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

Audit Committee Report. The Holding Company has a separately designated standing audit committee. In accordance with its written charter that was approved and adopted by our board, our audit committee assists the board in fulfilling its responsibility of overseeing the quality and integrity of our accounting, auditing and financial reporting practices.  A copy of the audit committee charter is available on our website at www.corninggas.com.  The audit committee is directly responsible for the appointment of our independent registered public accounting firm and is charged with reviewing and approving all services performed for us by the independent registered public accounting firm and for reviewing the accounting firm’s fees.  The audit committee reviews the independent registered public accounting firm’s internal quality control procedures, reviews all relationships between the independent registered public accounting firm and the Holding Company and its subsidiaries in order to assess the accounting firm’s independence, and monitors compliance with our policy regarding non-audit services, if any, rendered by the independent registered public accounting firm.  In addition, the audit committee ensures the regular rotation of the lead audit partner and concurring partner.  The audit committee reviews management’s programs to monitor compliance with our policies on business ethics and risk management.

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

The audit committee oversees management’s implementation of internal controls and procedures for financial reporting designed to ensure the integrity and accuracy of our financial statements and to ensure that we are able to timely record, process and report the information required for public disclosure.  In fulfilling its oversight responsibilities, the audit committee reviewed and discussed the financial statements with management and Freed Maxick CPA’s, P.C. (“Freed Maxick”), our independent registered public accounting firm. The audit committee reviewed and discussed the audited financial statements of the Company for the years ended September 30, 2018 and September 30, 2017, with Freed Maxick. The audit committee also discussed with Freed Maxick, the matters required by AU Section 380, “Communication with Audit Committees” (Statement on Auditing Standards No. 61, as amended). The audit committee reviewed with Freed Maxick, which is responsible for expressing an opinion on the conformity of our audited financial statements with accounting principles generally accepted in the United States, its judgment as to the quality, not just the acceptability, of our accounting principles and other matters as are required to be discussed with the audit committee pursuant to generally accepted auditing standards.

In discharging its oversight responsibility as to the audit process, the audit committee obtained from our independent registered public accounting firm a formal written statement describing all relationships between the independent registered public accounting firm and us that might bear on the accounting firm’s independence consistent with the requirements of the Public Company Accounting Oversight Board and discussed with the accounting firm any relationships that may impact its objectivity and independence.  In considering the accounting firm’s independence, the audit committee also considered whether the non-audit services performed by the registered public accounting firms on our behalf were compatible with maintaining the independence of the registered public accounting firms.

In reliance upon (1) the audit committee’s reviews and discussions with management and Freed Maxick, (2) management’s assessment of the effectiveness of our internal control over financial reporting, and (3) the receipt of an opinion from Freed Maxick dated December 20, 2018, stating that the Holding Company’s financial statements for the fiscal year ended September 30, 2018 are presented fairly, in all material respects, in conformity with U.S. generally accepted accounting principles, the audit committee recommended to our board that these audited financial statements be included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018, for filing with the SEC.

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

				Change in
				Pension
				Value and
				Nonqualified
				Deferred
Name and				Compensation		All Other
Principal Position	Year	Salary ($)	Bonus ($)	Earnings ($)	Stock ($)[2]	Compensation[1] ($)	Total($)

Michael I. German, President and Chief	2018	170,338	—	38,019	—	5,099	213,456
Executive Officer	2017	170,500	—	37,871	—	3,727	212,098
Firouzeh Sarhangi, Chief Financial	2018	144,615	14,500	57,057	5,625	4,271	226,068
Officer and Treasurer	2017	152,946	18,100	42,844	—	3,030	216,920
Matthew Cook, Vice President – Operations	2018	148,115	8,940	37,010	5,625	4,413	204,103
	2017	152,594	14,421	29,020	—	3,779	199,814
Russell Miller, Vice President – Gas Supply	2018	139,115	8,110	49,791	5,625	4,416	207,057
and Marketing	2017	143,447	14,274	37,055	—	1,762	196,538

(1)	The amounts reported include 401(k) matching contributions by the Company in fiscal 2018 of $5,099 for Mr. German, $4,271 for Ms. Sarhangi, $4,413 for Mr. Cook and $4,416 for Mr. Miller and in fiscal 2017 of $3,727 for Mr. German, $3,030 for Ms. Sarhangi, $3,779 for Mr. Cook and $1,762 for Mr. Miller.

(2)	The amounts reported include stock grants in fiscal 2018 of $5,625 for Ms. Sarhangi, $5,625 for Mr. Cook, $5,625 for Mr. Miller.

Employment Agreements.

Pursuant to his employment agreement dated November 30, 2006, Mr. German continues to serve as president and chief executive officer of Corning Gas for 2019 under the automatic renewal provisions of his contract. The employment agreement provides for termination payments to Mr. German as follows:

  If Mr. German terminates his employment for Good Reason (as defined in the employment agreement – generally a decrease in title, position or responsibilities, a decrease in salary or bonus or a reduction in benefits), then he will receive compensation and benefits until the effective date of his termination, plus a severance package equal to his then current annual salary.
  If Mr. German’s employment is terminated without cause (as defined in the employment agreement), then he will receive compensation and benefits until the effective date of his termination, plus a severance package equal to his then current annual salary.
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

On April 17, 2012, Corning Gas entered into Change of Control Agreements (the “Agreements”) with all executive, officers other than Mr. German. None of our other executive officers have employment agreements.

Change of Control Agreements.

On April 17, 2017, we entered into Change of Control Agreements with each of our named executive officers other than Mr. German: Ms. Sarhangi, Mr. Cook, and Mr. Miller. Each agreement was effective as of April 27, 2017, and terminates on the first to occur of: (i) termination of the executive’s employment with the Company prior to a Change of Control (as defined in the agreements); (ii) one year from the date of a Change of Control; or (iii) May 1, 2022, but only if no Change of Control has occurred as of such date. Steve Grandinali , general manger of Pike, also has a Change of Control Agreement.

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

Outstanding Equity Awards at Fiscal Year End.

There were no outstanding equity awards as of September 30, 2018.

Director Compensation. For fiscal year 2018, the Holding Company paid its directors with restricted stock grants of 450 shares per quarter. The shares awarded become unrestricted upon a director leaving the board.  Directors who also serve as officers are not compensated for their service as directors.  On February 15, 2018, shares were issued for the quarter ended December 31, 2017, on June 08, 2018, shares were issued for the quarter ended March 31, 2018, on August 15, 2018, shares were issued for the quarter ended June 30, 2018, and on November 23, 2018, shares were issued for the quarter ended September 30, 2018. Information regarding shares of restricted stock awarded to directors in the fiscal year ended September 30, 2018, is summarized below, at the amount recognized for financial statement reporting purposes in accordance with FASB ASC 718.

Name	Fees Earned or	Stock Awards	All Other Compensation	Total

		($)	($)	($)

Henry B. Cook, Jr.	—	25,988	—	25,988	(1)
Ted W. Gibson	—	25,988	—	25,988	(1)
Robert B. Johnston	—	25,988	—	25,988	(1)
Joseph P. Mirabito	—	25,988	—	25,988	(1)
William Mirabito	—	25,988	—	25,988	(1)
George J. Welch	—	25,988	—	25,988	(1)
John B. Williamson III	—	25,988	—	25,988	(1)

(1)	As of September 30, 2018, each director had 450 shares of stock award outstanding, which were issued on November 23, 2018.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Security Ownership of Principal Shareholders and Management. As of January 20, 2019, there were 3,032,182 shares of common stock outstanding, 210,600 shares of 6% Series A Cumulative Preferred Stock, and 244,263 shares of Series B Convertible Preferred Stock. Each share of the Series B Convertible Preferred Stock is convertible into 1.2 shares of common stock at the option of the holder. The following table sets forth, as of January 20, 2019, information regarding the beneficial ownership of our stock by each shareholder known by us to be the beneficial owner of more than 5% of our stock, each director, each executive officer, and all our directors and executive officers as a group.

			6% Series A Cumulative		Series B Convertible
	Common Stock**		Preferred Stock		Preferred Stock
Names and Address(1)(2)	Shares	Percentage	Shares	Percentage	Shares	Percentage

The Gabelli Group(3)	527,745	17.42%	—		73,298	30.01%
One Corporate Center
Rye, NY 10580
Michael I. German(4)	548,730	18.11%	5,129	2.44%	57,936	23.72%
The Article 6 Marital Trust(5)	347,341	11.46%	26,736	12.70%	—
under The First Amended and
Restated Jerry Zucker Revocable Trust
4838 Jenkins Avenue
North Charleston, SC 29405
Ted W. Gibson(6)	139,451	4.60%	43,047	20.44%	—
Henry B. Cook, Jr.(7)	37,291	1.23%	—
Firouzeh Sarhangi(8)	4,714	*	1,400	*	—
George J. Welch(9)	22,483	*	10,600	5.03%	912	*
Joseph P. Mirabito(10)	62,555	2.06%	600	*	481	*
William Mirabito(11)	63,660	2.10%	6,135	2.91%	1,351	*
John B. Williamson III(12)	18,364	*	1,052	*	1,416	*
Russell Miller(13)	1,808	*	—		—
Matthew Cook(14)	2,025	*	—		—
Robert B. Johnston(15)	15,005	*	11,000	5.22%	—
All directors, director nominees
and executive officers as a group
(11 individuals)	916,086	30.24%	78,963	37.49%	62,096	25.42%

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

(1)	Unless otherwise indicated, we believe that all persons named in the table have sole investment and voting power over the shares of common stock owned.

(2)	Unless otherwise indicated, the address of each beneficial owner is c/o Corning Natural Gas Holding Corporation, 330 West William Street, Corning, New York 14830.

(3)	Includes 513,086 shares of common stock held by Gabelli Funds, LLC, which includes 73,298 shares of Series B Convertible Preferred Stock and 105,664 shares of common stock held by Teton Advisors, Inc. which includes 15,095 shares of Series B Convertible Preferred Stock adjusted for the 20% stock dividend paid to holders of the common stock on May 30, 2017. Each of Gabelli Funds and Teton Advisors has sole voting and dispositive power over the shares of common stock held by it. Based solely on information in Amendment No. 17 to Schedule 13D filed with the SEC on June 28, 2016.

(4)	Includes 57, 936 shares of Series B Convertible Preferred Stock, 7,690 shares of common stock owned by Mr. German’s son of which Mr. German disclaims beneficial ownership and 37,853 shares of common stock acquired through the Holding Company’s Dividend Reinvestment Program.

(5)	Based solely on information in Amendment No. 2 to Schedule 13D filed with the SEC on April 23, 2014 adjusted for the 20% stock dividend paid to holders of the common stock on May 30, 2017.

(6)	Includes 17,940 shares of restricted stock.

(7)	Includes 10,650 shares of restricted stock and 2,085 shares of common stock acquired through the Holding Company’s Dividend Reinvestment Program.

(8)	Includes 914 shares of common stock acquired through the Holding Company’s Dividend Reinvestment Program.

(9)	Common stock shares include 17,850 shares of restricted stock, 912 shares of Series B Convertible Preferred Stock, 8,000 Series A held by his wife and 3,164 shares of common stock acquired through the Holding Company’s Dividend Reinvestment Program. Mr. Welch disclaims beneficial ownership of the securities owned by his wife except to the extent of his pecuniary interest therein.

(10)	Common stock shares include 14,096 shares of restricted stock, 481 shares of Series B Convertible Preferred Stock and 1,299 shares held by Mr. Mirabito’s wife. Mr. Mirabito disclaims beneficial ownership of the securities owned by his wife except to the extent of his pecuniary interest therein.

(11)

Common stock shares include 7,096 shares of restricted stock, 1,351 shares of Series B Convertible Preferred Stock and 950 shares of common stock acquired through the Holding Company’s Dividend Reinvestment Program.

(12)	Common stock shares include 14,096 shares of restricted stock, 1,416 shares of Series B Convertible Preferred Stock and 1,687 shares owned jointly with his spouse.
(13)	Includes 58 shares owned by Mr. Miller’s wife, 132 shares held jointly by his wife and 156 shares of common stock acquired through the Holding Company’s Dividend Reinvestment Program. Mr. Miller disclaims beneficial ownership of the securities owned by his wife except to the extent of his pecuniary interest therein.

(14)	Includes 205 shares of common stock acquired through the Holding Company’s Dividend Reinvestment Program.

(15)	Includes 13,050 shares of restricted stock.

Equity Compensation Plan Information. The Corning Natural Gas Corporation 2007 Stock Plan provided for the issuance of various equity awards based on shares of our common stock.  Beginning in 2008 and continuing for a period of nine years, on the day of each annual meeting of shareholders, the total maximum number of shares available for issuance automatically increased to the number of shares equal to 15% of the shares outstanding.  The 2007 plan was assumed by Holding Company as of November 12, 2013, and all outstanding grants were deemed to relate to common stock of Holding Company as of that date.  The 2007 plan expired in 2017 and as of September 30, 2018 there were no outstanding grants under the plan.  At the annual meeting held on April 24, 2018, our shareholders approved the Holding Company’s 2018 Long-Term Incentive Plan, which replaced the 2017 plan. The 2018 plan provides for grants of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, and dividend equivalent units to officers, employees, and directors of the Holding Company and its subsidiaries.  There are a total of 350,000 shares authorized for grant under the 2018 plan.  At September 30, 2018, there were 338,100 shares available under the plan.

Number of
securities
remaining available
	Number of		for future issuance
	securities		under equity
	to be issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding securities
	outstanding options,	outstanding options,	reflected in the
Plan category	warrants and rights	warrants and rights	first column)

Equity compensation plans approved	—	—	338,100
by security holders
Equity compensation plans not approved	—	—	—
by security holders
Total	—	—	338,100

ITEM 13.  Certain Relationships and Related Transactions and Director Independence

Certain Relationships and Related Transactions. The Holding Company holds 50/50 joint ventures with Mirabito Regulated Industries, called Leatherstocking Gas Company, LLC and Leatherstocking Pipeline Company, LLC. Mr. Joseph P. Mirabito and Mr. William Mirabito are officers, directors and are 20% and 21% shareholders, respectively, of Mirabito Holdings, Incorporated, a sister company of Mirabito Regulated Industries. Together they hold approximately 4% of the Holding Company’s outstanding common stock. They are also on the board of the Holding Company, Corning Gas, Corning Appliance, Leatherstocking Gas and Leatherstocking Pipeline. The Holding Company and Mirabito Regulated Industries invested $165,000 each into Leatherstocking Gas in fiscal 2018. No investments were made into Leatherstocking Pipeline by either member in fiscal 2018. The Company paid $152,784.51 to US Bank Voyager Fleet System for purchase of gas for our service vehicles. Mirabito Energy Products is a Voyager Network Partner and is the dba of Mirabito Holdings, Inc. Joseph P. Mirabito is currently president and chief executive officer of Mirabito Holdings, Inc. William Mirabito is currently the senior vice president of Mirabito Holdings, Inc. For coverage of emergency services in the Town of Virgil, the Company also paid Mirabito Energy, Vestal, $15,120.

The Company paid a total of $11,271 to the law firm of Welch and Zink, Mr. Welch, managing partner, for legal services performed during the fiscal year ended September 30, 2018.

The Company paid $4,030 to Cook Brothers Truck Parts for the fiscal year ended September 30, 2018. Mr. Henry Cook is the majority owner of Cook Brothers Truck Parts.

	2018	2017
Audit Fees	$184,800	$187,100
Audit-related Fees	9,400	9,100
Tax Fees	29,100	33,800
All Other Fees	—	5,200
Total	$223,300	$235,200

Director Independence.  The board of directors has determined and confirmed that each of Mr. Cook, Mr. Gibson, Mr. Johnston, Mr. Joseph Mirabito, Mr. William Mirabito, Mr. George Welch and Mr. Williamson do not have a material relationship with Corning Gas or Holding Company that would interfere with the exercise of independent judgment and are independent as defined by the applicable laws and regulations and the listing standards of the New York Stock Exchange.

ITEM 14.  Principal Accounting Fees and Services

The following is a summary of the aggregate fees for the fiscal years ended September 30, 2018 and 2017, by our independent registered public registered public accounting firm, Freed Maxick CPA’s, P.C. (“Freed Maxick”).

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

All Other Fees. These are fees related to filing requirements for Pike County Federal Energy Regulatory Commission reporting.

The audit committee authorized the payment by us of the fees billed to us by Freed Maxick in fiscal 2018 and 2017.  The decision to engage Freed Maxick was approved by the audit committee.  The audit committee has considered whether the provision of non-audit services is compatible with maintaining independence. All audit and non-audit services are required to be pre-approved by the audit committee in accordance with its charter. In fiscal 2017 and 2016, Freed Maxick had no direct or indirect financial interest in Corning in the capacity of promoter, underwriter, voting director, officer or employee.

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
(iv) the Condensed Consolidated Statements of Cash Flows for the years ended September 30, 2018 and 2017
(v) related notes to the Condensed Consolidated Financial Statements
Indicates management contract or compensatory plan or arrangement that was previously filed with, or incorporated by reference into, Corning Natural Gas Holding Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 2018 as filed with the Securities and Exchange Commission December 20, 2018.
*	Indicates management contract or compensatory plan or arrangement
**

Previously filed with, or incorporated by reference into, Corning Natural Gas Holding Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 2018 as filed with the Securities and Exchange Commission December 20, 2018.

***	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corning Natural Gas Holding Corporation (Registrant)

Date January 25, 2019	/s/ Firouzeh Sarhangi
By: Firouzeh Sarhangi, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 2 to Annual Report has been signed below by the following persons on behalf of the registrant and in the capacitated and on the dates indicated.

/s/ Michael I. German	Chief Executive Officer,
Michael I. German	President and Director	January 25, 2019

/s/ Firouzeh Sarhangi	Chief Financial Officer and
Firouzeh Sarhangi	Treasurer	January 25, 2019

/s/ Henry B. Cook, Jr.	Chairman of the Board and
Henry B. Cook, Jr.	Director	January 25, 2019

/s/ Ted W. Gibson
Ted W. Gibson	Director	January 25, 2019

/s/ Robert B. Johnston
Robert B. Johnston	Director	January 25, 2019

/s/ Joseph P. Mirabito
Joseph P. Mirabito	Director	January 25, 2019

/s/ William Mirabito
William Mirabito	Director	January 25, 2019

/s/ George J. Welch
George J. Welch	Director	January 25, 2019

/s/ John B. Williamson III
John B. Williamson III	Director	January 25, 2019