Form 10-Q
period 2018-12-31
Corning Natural Gas Holding Corp
filed 2019-02-08
CIK 1582244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

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

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☐ Smaller Reporting Company ☑ Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding as of February 8, 2019
Common Stock, $.01 par value	3,032,182

1

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.
CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

	Unaudited
Assets	December 31, 2018	September 30, 2018

Plant:
Utility property, plant and equipment	$116,223,363	$114,559,199
Less: accumulated depreciation	(27,599,916)	(26,966,064)
Total plant, net	88,623,447	87,593,135

Investments:
Marketable securities at fair value	2,122,337	2,193,578
Investment in joint ventures	2,733,696	2,740,575
	4,856,033	4,934,153

Current assets:
Cash and cash equivalents	549,107	219,962
Customer accounts receivable, (net of allowance for
uncollectible accounts of $179,992 and $228,666, respectively)	5,039,937	3,350,700
Other accounts receivable	242,362	385,987
Related party receivables	289,919	208,876
Gas stored underground, at average cost	1,564,798	1,620,916
Materials and supplies inventories	2,081,183	1,818,974
Prepaid expenses	1,154,633	1,468,030
Total current assets	10,921,939	9,073,445

Regulatory and other assets:
Regulatory assets:
Unrecovered gas and electric costs	776,400	1,236,124
Deferred regulatory costs	4,221,599	4,279,839
Deferred pension	4,100,016	4,043,072
Other	578,254	583,437
Total regulatory and other assets	9,676,269	10,142,472

Total assets	$114,077,688	$111,743,205

See accompanying notes to consolidated financial statements.

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets (continued)

	Unaudited
	December 31, 2018	September 30, 2018
Liabilities and capitalization

Long-term debt, less current installments	$37,083,328	$36,975,484
Less: debt issuance costs	(284,015)	(338,903)
Total long-term debt	36,799,313	36,636,581

Redeemable preferred stock - Series A	5,171,265	5,166,082
(Authorized 255,500 shares. Issued and outstanding:
210,600 shares at December 31, 2018 and 210,600 shares at
September 30, 2018, less debt issuance costs of $93,735 and
$98,918, respectively)

Current liabilities:
Current portion of long-term debt	3,861,282	3,793,998
Borrowings under lines-of-credit and short-term debt	8,857,089	6,662,357
Accounts payable	2,274,924	3,247,376
Accrued expenses	405,496	410,237
Customer deposits and accrued interest	1,391,523	1,227,398
Dividends declared	484,901	483,806
Total current liabilities	17,275,215	15,825,172

Deferred credits and other liabilities:
Deferred income taxes	5,097,470	4,896,771
Regulatory liabilities	3,777,495	3,777,495
Deferred compensation	1,453,060	1,412,345
Pension costs and post-retirement benefits	6,110,346	6,016,240
Other	194,656	219,948
Total deferred credits and other liabilities	16,633,027	16,322,799

Commitments and contingencies	—	—

Temporary equity:
Redeemable convertible preferred stock - Series B
(Authorized 244,500 shares. Issued and outstanding:
244,263 shares at December 31 and September 30, 2018)	4,955,609	4,951,847

Common stockholders' equity:
Common stock ($.01 par value per share.	30,297	30,218
Authorized 4,500,000 shares. Issued and
outstanding: 3,029,678 shares at December 31, 2018
and 3,021,851 at September 30, 2018)
Additional paid-in capital	27,452,591	27,320,162
Retained earnings	5,764,774	5,399,751
Accumulated other comprehensive (loss) income	(4,403)	90,593
Total common stockholders' equity	33,243,259	32,840,724

Total liabilities and capitalization	$114,077,688	$111,743,205

See accompanying notes to consolidated financial statements.

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)	Three Months Ended
	December 31, 2018	December 31, 2017
Utility operating revenues:
Gas operating revenues	$7,067,078	$5,869,972
Electric operating revenues	2,400,528	1,900,570
Total utility operating revenues	9,467,606	7,770,542

Cost of Sales:
Gas purchased	2,294,669	1,456,190
Electricity purchased	977,230	621,694
Total cost of sales	3,271,899	2,077,884

Gross margin	6,195,707	5,692,658

Cost and expense:
Operating and maintenance expense	2,893,679	2,985,704
Taxes other than income taxes	924,312	837,119
Depreciation	620,364	607,700
Other deductions, net	116,495	76,169
Total costs and expenses	4,554,850	4,506,692

Utility operating income	1,640,857	1,185,966

Other income and (expense):
Interest expense	(610,990)	(566,534)
Other income	55,205	55,395
Investment (loss) income	(83,980)	19,681
Loss from joint ventures	(6,879)	(1,066)
Rental income	12,138	12,138

Income from utility operations before income taxes	1,006,351	705,580

Income tax expense, deferred	(256,557)	(284,943)

Net income	749,794	420,637
Less Series B Preferred Stock Dividends	61,066	61,066
Net income attributable to common stockholders	688,728	359,571

Weighted average earnings per share-
basic	$0.23	$0.12
diluted	$0.23	$0.12

Average shares outstanding - basic	3,025,308	2,996,755
Average shares outstanding - diluted	3,318,424	2,996,755

See accompanying notes to consolidated financial statements

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
For the Three Months Ended December 31, 2018 and 2017
(Unaudited)
	2018	2017
Net Income	$749,794	$420,637
Other comprehensive income:
Net unrealized gain on debt securities available for sale
net of tax of $2,046 and $19,613, respectively	5,135	28,814
Total other comprehensive income	5,135	28,814

Total comprehensive income	$754,929	$449,451

See accompanying notes to consolidated financial statements.

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders' Equity
For the Three Months Ended December 31, 2018
(Unaudited)

	Number of Shares	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total

Balances at September 30, 2018	3,021,851	$30,218	$27,320,162	$5,399,751	$90,593	$32,840,724

Adoption of accounting standard (See Note 1)	—	—	—	100,131	(100,131)	—
Issuance of common stock	7,827	79	132,429	—	—	132,508
Dividends declared on common	—	—	—	(423,836)	—	(423,836)
Dividends declared on Preferred B
Shares	—	—	—	(61,066)		(61,066)

Comprehensive income:
Change in unrealized gain on debt
securities available for sale,
net of income taxes	—	—	—	—	5,135	5,135
Net income	—	—	—	749,794	—	749,794
Balances at December 31, 2018	3,029,678	$30,297	$27,452,591	$5,764,774	($4,403)	$33,243,259

See accompanying notes to consolidated financial statements

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
	Three Months Ended
	December 31, 2018	December 31, 2017
Cash flows from operating activities:
Net income	$749,794	$420,637
Adjustments to reconcile net income to net cash
Provided by operating activities:
Depreciation	620,364	607,700
Amortization of debt issuance cost	24,755	32,166
Non-cash pension expenses	235,357	195,013
Regulatory asset amortizations	114,221	96,229
Stock issued for services	89,072	44,628
Loss (gain) on sale of marketable securities	15,018	(8,847)
Unrealized loss on investments	76,307	—
Deferred income taxes	256,557	284,943
Bad debt expense	70,000	10,001
Loss on joint ventures	6,879	1,066

Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(1,615,612)	(1,753,700)
Gas stored underground	56,118	424,055
Materials and supplies inventories	(262,209)	191,414
Prepaid expenses	313,397	361,557
Unrecovered gas and electric costs	459,724	(549,241)
Deferred regulatory costs	(64,155)	308,408
Other	5,183	6,230
Increase (decrease) in:
Accounts payable	(972,452)	51,544
Accrued expenses	(2,196)	(33,517)
Customer deposits and accrued interest	164,125	284,153
Deferred compensation	40,715	39,362
Deferred pension costs & post-retirement benefits	(198,195)	(253,612)
Other liabilities and deferred credits	(33,898)	(126,067)
Net cash provided by operating activities	148,869	634,122

Cash flows from investing activities:
Purchase of securities, net	(14,949)	(30,519)
Amount paid to related parties	(83,588)	(3,541)
Capital expenditures	(1,650,676)	(1,778,640)
Net cash used in investing activities	(1,749,213)	(1,812,700)

Cash flows from financing activities:
Net proceeds under (repayment of) lines-of-credit	2,194,732	(301,392)
Debt issuance costs paid	—	(105,902)
Dividends paid	(440,371)	(424,287)
Proceeds under long-term debt	1,018,465	29,000,000
Repayment of long-term debt	(843,337)	(27,248,313)
Net cash provided by financing activities	1,929,489	920,106
Net increase (decrease) in cash and cash equivalents	329,145	(258,472)

Cash and cash equivalents at beginning of period	219,962	442,930

Cash and cash equivalents at end of period	$549,107	$184,458

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$463,336	$552,749
Income taxes	$—	$12,372
Non-cash financing activities:
Dividends paid with shares	$43,436	$40,769
Number of shares issued for dividends	2,115	2,340

See accompanying notes to consolidated financial statements

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 – Basis of Presentation

Corning Natural Gas Holding Corporation (“Holding Company”) was incorporated in New York in July 2013 to serve as a holding company for Corning Natural Gas Corporation (the “Gas Company” or “Corning Gas”) and its dormant subsidiary Corning Natural Gas Appliance Corporation (“Appliance Company”). Pike County Light & Power Company (“Pike”) is also a wholly-owned subsidiary of the Holding Company. The Holding Company has 50% ownership interests in our joint ventures Leatherstocking Gas Company, LLC (“Leatherstocking Gas”), its subsidiary, Leatherstocking Gas Development Corporation, and Leatherstocking Pipeline Company, LLC (“Leatherstocking Pipeline”). As used in this document, the term “the Company” refers to the consolidated operations of the Holding Company, Gas Company, Pike and Appliance Company.

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

The consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Holding Company’s latest annual report on Form 10-K for the fiscal year ended September 30, 2018 (“Annual Report”), filed on December 20, 2018. These interim consolidated financial statements are unaudited.

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

Because our business is highly seasonal in nature, sales for each quarter of the year vary and are not comparable. Sales vary depending on seasonal variations in temperature, although the Gas Company’s weather normalization and revenue decoupling clauses approved by the New York Public Service Commission (“NYPSC”) serve to stabilize net revenue, by insulating the Gas Company, to an extent, from the effects of unusual temperature variations and conservation. Certain larger customer classes are not covered by weather normalization or revenue decoupling and weather will impact revenue from these classes. Neither Pike nor Leatherstocking have weather normalization or revenue decoupling clauses.

It is the Holding Company’s policy to reclassify amounts in the prior year financial statements to conform to the current year presentation.

Adoption of New Accounting Guidance

On October 1, 2018, we adopted Accounting Standards Update (“ASU”) 2016-01 “Financial Instruments—Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”) and Accounting Standards Codification (“ASC”) 606 – “Revenues from Contracts with Customers” (“ASC 606”).

With respect to ASU 2016-01, we reclassified net after-tax unrealized gains on equity securities of $100,131 as of October 1, 2018 from accumulated other comprehensive income to retained earnings. We continue to carry our investments in equity securities at fair value and there is no change to the asset values or total stockholders’ equity that we would have otherwise recorded. Beginning in fiscal 2019, we are including unrealized gains and losses arising from the changes in the fair values of our equity securities as a component of investment (loss) income in the Consolidated Statements of Income. ASU 2016-01 prohibited the restatement of prior year financial statements and for periods ending prior to 2018, unrealized gains and losses from the changes in fair value of available-for-sale equity securities were recorded in other comprehensive income.

We adopted ASC 606 using the modified retrospective method, whereby the cumulative effect of the adoption is required to be recorded as an adjustment to retained earnings. For the three months ended December 31, 2018, the Company recognized revenues from contracts with customers in accordance with ASC 606. The revenues recognized were equivalent to the revenues that would have been recognized had the Companies not adopted ASC 606 and had recognized all revenues in accordance with ASC 605 – Revenue Recognition (ASC 605). For the three months ended December 31, 2017, the Company recognized revenues, including revenues from contracts with customers, in accordance with ASC 605. No prior period adjustment or charge to retained earnings for cumulative impact was required as a result of the Company’s adoption of ASC 606. ASC 606 also provides for certain other disclosures which are included in Note 2.

New Accounting Pronouncements Not Yet Adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases (ASC Topic 842), which requires lessees to recognize substantially all leases on-balance sheet and disclose key information about leasing arrangements. The new standard establishes a right of use ("ROU") model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The new standard is effective for annual and interim periods beginning after December 15, 2018.  ASU 2016-02 requires entities to adopt a modified retrospective transition method for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the consolidated financial statements.  The Company continues to evaluate the impact that adopting ASU 2016-02 will have on its financial statements, but does not believe it will have a material impact at this time.

Note 2 – Revenue From Contracts With Customers

The following table presents, for the three months ended December 31, 2018, revenue from contracts with customers as defined in ASC 606, as well as additional revenue from sources other than contracts with customers, disaggregated by major source.

	For the three months ended December 31, 2018
	Revenues from contracts with customers	Other revenues (a)	Total utility operating revenues
Corning Gas
Residential gas	$3,970,033	($111,373)	$3,858,660
Commercial gas	606,705	—	606,705
Transportation	1,118,428	9,141	1,127,569
Street lights gas	129	—	129
Wholesale	764,651	—	764,651
Local production	186,274	6,854	193,128
Total Corning Gas	$6,646,220	($95,378)	$6,550,842

Pike
Residential gas	$405,780	$7,677	$413,457
Commercial gas	102,779	—	102,779
Total Pike retail gas	508,559	7,677	516,236

Residential electric	1,188,119	22,628	1,210,747
Commercial electric	1,155,486	—	1,155,486
Electric – street lights	34,295	—	34,295
Total Pike retail electric	2,377,900	22,628	2,400,528

Total Pike	$2,886,459	$30,305	$2,916,764

Total consolidated utility operating revenue	$9,532,679	($65,073)	$9,467,606

(a) Other revenues include revenue from alternative revenue programs, such as revenue decoupling mechanisms under New York gas rate plans and weather normalization clauses. This also reflects reductions in revenues resulting from the deferral as regulatory liabilities of the net benefits of the federal Tax Cuts and Jobs Act of 2017. See “Regulatory Matters” in Note 10.

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

Pike recognizes revenues for electric and gas service on a monthly billing cycle basis. Pike does not accrue for gas and electricity delivered. Pike does not have a weather normalization clause as protection against severe weather.

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

Revenues are recorded as energy is delivered, generated or services are provided and billed to customers. Amounts billed are recorded in customer accounts receivable, with payment generally due the following month.

Note 3 - Pension and Other Post-Retirement Benefit Plans

Components of Net Periodic Benefit Cost:

	Pension Benefits Three Months Ended December 31,		Other Benefits Three Months Ended December 31,
	2018	2017	2018	2017
Service Cost	$116,453	$107,161	$4,123	$4,445
Interest Cost	258,774	240,301	11,939	12,060
Expected return on plan assets	(319,966)	(300,205)	—	—
Amortization of prior service cost	—	—	888	887
Amortization of net (gain) loss	212,665	242,497	(1,677)	1,374
Net period benefit cost	$267,926	$289,754	$15,273	$18,766

For ratemaking and financial statement purposes, pension expense represents the amount approved by the NYPSC in the Gas Company’s most recently approved rate case. Pension expense (benefit) for ratemaking and financial statement purposes was $245,000 for the three months ended December 31, 2018 and $185,539 for the three months ended

December 31, 2017. The difference between the pension expense (benefit) for ratemaking purposes, and the actual pension expense has been deferred as a regulatory asset and amounted to $908,892 and $661,743 at December 31, 2018 and 2017, respectively.

The NYPSC has allowed the Gas Company to recover incremental costs associated with other post-retirement benefits through rates on a current basis. Other post-retirement benefit expense (benefit) (OPEB) for ratemaking and financial statement purposes was $15,050 for the three months ended December 31, 2018 and $11,924 for the three months ended December 31, 2017. The difference between the other post-retirement benefit expense (benefit) for ratemaking and financial statement purposes, and the amount computed above has been deferred as a regulatory asset and is not included in the prepaid cost noted above. The net period benefit costs have been included in the income statement in the operating and maintenance expense. Total pension and OPEB costs are recorded in accordance with accounting prescribed by the NYPSC.

Contributions

The Gas Company expects to contribute $711,098 to its Pension Plan. A total of $220,702 has been paid to the Pension Plan for the first three months of this fiscal year and $350,864 was paid for the three months ended December 31, 2017.

Note 4 – Financing Activities

On August 15, 2018, the Gas Company entered into a $3.6 million multiple disbursement term note with M&T which permitted draws from time to time for capital expenditures in accordance with its terms until October 31, 2018 at which time amounts outstanding under the note totaling $3.6 million converted to a ten year term loan, payable in 119 equal monthly installments with an additional final installment of unpaid principal and interest due on November 30, 2028.  Before converting to a term loan, borrowings on the note had a variable interest rate of the one-month LIBOR rate plus 3% (5.26% as of September 30, 2018).  After October 31, 2018, the interest rate was fixed at 4.71%.  Additional terms of this note are substantially the same as those in the Gas Company’s November 2017 Credit Agreement with M&T.  As of December 31, 2018, the outstanding balance of this note was approximately $3.5 million.

On December 4, 2018, Pike entered into a demand note with M&T for $510,000, payable in 364 days unless otherwise converted into a term note (“replacement term note”).  The note has a fixed interest rate of 4.89%. The intent of the Company is to convert this demand note to a term loan.

We are in compliance with our financial covenant calculations as of December 31, 2018.

Note 5 - Fair Value of Financial Instruments

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

The Holding Company has determined the fair value of certain assets through application of FASB ASC 820 “Fair Value Measurements and Disclosures”.

Fair value of assets and liabilities measured on a recurring basis at December 31, 2018 and September 30, 2018 are as follows:

Fair Value Measurements at Reporting Date Using:

	Fair Value	Quoted Prices In Active Markets for Identical Assets/Liabilities (Level 1)	Level 2	Level 3
December 31, 2018
Available-for-sale securities	$2,122,337	$2,122,337	$0	$0
September 30, 2018
Available-for-sale securities	$2,193,578	$2,193,578	$0	$0

A summary of the marketable securities at December 31, 2018 and September 30, 2018 is as follows:

	Cost Basis	Unrealized Gain	Unrealized Loss	Market Value
December 31, 2018
Cash and equivalents	$167,601	$—	$—	$167,601
Metlife stock value	37,116	—	—	37,116
Government and agency bonds	260,208	—	2,715	257,493
Corporate bonds	188,532	—	3,150	185,382
Mutual funds	22,359	—	208	22,151
Holding Company Preferred A Stock	572,875	22,915	—	595,790
Equity securities	817,850	38,954	—	856,804
Total securities	$2,066,541	$61,869	$6,073	$2,122,337

September 30, 2018
Cash and equivalents	$158,210	$—	$—	$158,210
Metlife stock value	38,197	—	—	38,197
Government and agency bonds	264,376	—	9,246	255,130
Corporate bonds	193,526	—	3,716	189,810
Mutual funds	22,359	—	292	22,067
Holding Company Preferred A Stock	572,875	—	23,144	549,731
Equity securities	813,215	167,218	—	980,433
Total securities	$2,062,758	$167,218	$36,398	$2,193,578

Realized gains included in earnings for the periods reported in investment income are as follows:

Investment Income	Three Months Ended December 31,
	2018	2017
Net gains and losses recognized during the period on investments	$(15,018)	$8,847

Unrealized losses on equity securities included in investment income for the quarter ended December 31, 2018 were $76,307.

Financial assets and liabilities valued using level 1 inputs are based on unadjusted quoted market prices as of the close of business on the days noted within active markets.

Note 6 – Stockholders’ Equity

For the three months ended December 31, 2018, there were a total of 7,827 shares of common stock issued for $132,508. The amounts issued were for the following:

	Shares	Amount
Dividend reinvestment program (DRIP)	2,527	$43,436
Directors	3,150	48,355
Leatherstocking Gas Company	150	2,717
Officers	2,000	38,000
Total	7,827	$132,508

Shares issued to Leatherstocking Gas were used to compensate its independent director, Carl Hayden.

For the three months ended September 30, 2018, dividends were paid on October 12, 2018 to stockholders of record on September 30, 2018 in the amount of $422,740. For the quarter ended December 31, 2018, $423,836 was accrued for dividends paid on January 14, 2019 to stockholders of record on December 31, 2018.

Series A Cumulative Preferred Stock accrues cumulative dividends at a rate of 6.0% of the liquidation preference per share ($25.00) and are expected to be paid on or about the 14th day of April, July, October and January of each year and began October 14, 2016. For the three months ended September 30, 2018, dividends were paid on October 12, 2018 in the amount of $78,975. For the three months ended December 31, 2018, $78,975 was accrued for dividends paid on January 14, 2019. Dividends on the Series A Cumulative Preferred Stock are reported as interest expense. Series B Convertible Preferred Stock accrues cumulative dividends at a rate of 4.8% of the liquidation preference per share ($20.75) and are expected to be paid on or about the 14th day of April, July, October and January of each year and began October 14, 2016. At September 30, 2018 there was $61,066 accrued for Series B dividends paid on October 12, 2018. For the three months ended December 31, 2018, $61,066 was accrued for dividends paid on January 14, 2019. See Note 9 for additional information on the preferred stock, including its mandatory redemption provisions.

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

244,263 shares of Series B Convertible Preferred Stock were excluded from the calculation of diluted earnings per share for the quarter ended December 31, 2017 because their inclusion would have been anti-dilutive.

Note 7 – Investment in Joint Ventures

The Holding Company has an interest in Leatherstocking Gas and Leatherstocking Pipeline (the Joint Venture), each of which is a joint venture with Mirabito Regulated Industries, LLC, accounted for by the equity method.

The following table represents the Holding Company’s investment activity in the Joint Ventures for the three months ended December 31, 2018 and December 31, 2017:

	2018	2017
Beginning balance in investment in joint ventures	$2,740,575	$2,707,406
Loss in joint ventures	(6,879)	(1,066)
Ending balance in joint ventures	$2,733,696	$2,706,340

As of and for the three months ended December 31, 2018 and 2017, the Joint Ventures financial summary is as follows:

	2018	2017
Total assets	$13,300,000	$13,300,000
Total liabilities	$7,800,000	$7,900,000
Net loss	$13,758	$2,133

Note 8 – Effective Tax Rate

Income tax expense for the three months ended December 31 is as follows:

	2018	2017
Current	$—	$—
Deferred	256,557	284,943
Total	$256,557	$284,943

 Actual income tax expense differs from the expected tax expense (computed by applying the federal corporate tax rate of 21% before income tax expense) as follows:

	2018	2017
Expected federal tax expense	$211,333	$239,876
State tax expense (net of federal)	59,126	30,923
Federal Income Sur Credit Amortization	14,679	—
Prior Period Tax Write off	(21,232)	—
Other, net	(7,349)	14,144
Actual tax expense	$256,557	$284,943

On December 22, 2017, the federal Tax Cuts and Jobs Act (“Tax Act”) was signed into law. The Tax Act makes significant changes to the federal tax structure, which will impact the tax liabilities of utility companies. On August 9, 2018 The NYSPSC issued an order in Case 17-M-0815 that required the Company to return to customers the difference between the federal income tax allowance in base rates and the new statutory rate of 21%. The refund to customers began on October 1, 2018. Impacted customers will experience a decrease of 5.20% on their overall bill in the year starting October 1, 2018 and 7.83% in the year starting October 1, 2019. The amounts returned to customers will be $1,317,719 and $2,112,540 respectively. These refunds will not impact the Company’s allowed earnings. The impact of the change in the tax act on deferred regulatory balances will be deferred until the Company’s next base rate case. The Company has recorded those amounts as a Regulatory Liabilities on the Accompanying Balance Sheets.

The PAPUC issued an order in Case M-2018-2641242 that require the Company to return to customers the difference between the federal income tax allowance in base rates and the new statutory rate of 21%. Pike’s electric customers will receive a total refund of $73,923 or decrease of 0.67% on their overall bill effective October 1, 2018. No refunds were ordered for Pike’s gas operation because amounts were not material. The impact of the change in the tax act on deferred regulatory balances will be deferred until the Company’s next base rate case. The Company has recorded those amounts as a Regulatory Liabilities on the Accompanying Balance Sheets.

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

Series A Preferred Stock accrues cumulative dividends at a rate of 6.0% of the liquidation preference per share ($25.00) and are expected to be paid on or about the 14th day of April, July, October and January of each year. The dates of record for the dividends, are March 31, June 30, September 30 and December 31, immediately preceding the relevant dividend payment date. On September 30, 2023, outstanding shares of Series A Preferred Stock will mature and be redeemed solely in cash at a redemption price equal to the liquidation preference per share plus an amount equal to all accrued but unpaid dividends subject to our having funds legally available for redemption under New York law. The dividends for the three months ended December 31, 2018 and 2017 were $82,512 and $78,975, respectively, and these are recorded as interest expense.

In accordance with ASC 480, because of the mandatory redemption feature this is treated as liability. The issuance costs are treated as debt issuance costs and will be amortized over the life of the instrument. The debt issuance costs reduce the carrying value of the liability. The amortization of the Series A Preferred Stock debt issuance costs was $5,183 and $2,538 for the three months ended December 31, 2018 and 2017, respectively.

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

Although by its terms the Series B Preferred Stock is mandatorily redeemable on September 30, 2026, in accordance with ASC 480 it is not considered mandatorily redeemable for accounting purposes as a result of the conversion feature presenting a contingency related to the redemption dates. Accordingly, this is not considered a liability. However, as a result of the decision related to conversion and not reaching redemption resting with the holder, this instrument has been classified as temporary equity in accordance with ASC 480. Upon conversion, the instrument would be reclassified as permanent equity. Dividends were $61,066 for both the three months ended December 31, 2018 and 2017. The issuance costs of approximately $120,000 reduced the initial proceeds and will be accreted until redemption or conversion. During both the three months ended December 31, 2018 and 2017 there was accretion of $3,762.

Note 10 – Regulatory Matters

On June 17, 2016, the Gas Company filed with the NYPSC a three-year plan to implement a levelized increase in revenues from gas delivery service of $3,463,287 in each year over the period June 1, 2017 through May 31, 2020, resulting in total bill impacts on customers in each year of 10.4%.

On June 15, 2017, the NYPSC, in Case 16-G-0369, issued an Order Adopting Terms of Joint Proposal and Establishing Gas Rate Plan (the “June 2017 Order”) adopting without substantive modification a Joint Proposal (the “2017 Joint Proposal”) among the Gas Company, the Staff of the Department of Public Service, and multiple intervenors (which represent large industrial customers) to resolve all issues in Case 16-G-0369. As adopted by the June 2017 Order, the 2017 Joint Proposal is a comprehensive settlement extending for three consecutive Rate Years (the twelve months ending May 31, 2018, 2019 and 2020) and permits Corning Gas to increase its base rates for gas delivery service. The new base rates under the June 2017 Order, when offset by the elimination of existing surcharges at the beginning of Rate Year 1 and levelized over the three Rate Years, result in the following incremental revenue increases over the prior Rate Year: Rate Year 1 - $1,558,553, Rate Year 2 - $1,573,706, and Rate Year 3 - $1,566,594, equating to increases of approximately 6.2%, 5.9% and 5.5%, respectively, as a percentage of total delivery revenues including gas costs. The 2017 Joint Proposal, as adopted, permits a rate of return on common equity of 9.0%, and an “Earnings Sharing Mechanism” that provides for Corning Gas to retain all earnings above 9.00% up to and including 9.50%, and for customers to retain 50% of the earnings above 9.50% up to and including 10.00%, 75% of earnings above 10.00% up to and including 10.50%, and 90% of earnings above 10.50%.

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

On August 9, 2018 The NYSPSC issued an order in Case 17-M-0815 that required the Company to return to customers the difference between the federal income tax allowance in base rates and the new statutory rate of 21%. The refund to customers began on October 1, 2018. Customers will experience an average decrease of 5.20% on their overall bill in the year starting October 1, 2018 and 7.83% in the year starting October 1, 2019. The amounts returned to customers will be $1,317,719 and $2,112,540 respectively. These refunds will not impact the Company’s allowed earnings.

In addition, the impact of the change in the tax act on deferred regulatory balances will be deferred until the Company’s next base rate case. The Company has recorded those amounts as a Regulatory Liabilities on the Accompanying Balance Sheets.

The PAPUC issued an order in Case M-2018-2641242 that require the Company to return to customers the difference between the federal income tax allowance in base rates and the new statutory rate of 21%. Pike’s electric customers will receive a refund of $73,923 or decrease of 0.67% on their overall bill effective October 1, 2018. No refunds were ordered for Pike’s gas operation because amounts were not material. The impact of the change in the Tax Act on deferred regulatory balances will be deferred until the Company’s next base rate case. The Company has recorded those amounts as a Regulatory Liabilities on the Accompanying Balance Sheets.

Total Regulatory Assets on the Accompanying Balance Sheets as of December 31, 2018 amounts to $9,098,015 compared to $9,559,035 at September 30, 2018. The Regulatory Assets include $1,544,347 at December 31, 2018 and $1,544,347 at September 30, 2018 that is subject to Deferred Accounting Petitions and $908,892 at December 31, 2018 and $845,708 at September 30, 2018 that is under regulatory audit. The remaining items in regulatory assets are either approved in rates, part of annual reconciliations approved by the NYSPSC and PAPUC or approved through various commission directives.

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

The following table reflects the results of the segments consistent with the Holding Company’s internal financial reporting process. The following results are used in part, by management, both in evaluating the performance of, and in allocating resources to, each of the segments for the three months ended December 31, 2018 and 2017.

As of and for the three months ended December 31, 2018

	Gas Company	Pike	Holding Company	Total Consolidated
Total electric utility revenue	$—	$2,400,528	$—	$2,400,528
Total gas utility revenue	$6,550,842	$516,236	$—	$7,067,078
Investment income	($83,980)	$—	$—	($83,980)
Equity investment (loss)	$—	$—	($6,879)	($6,879)
Net income (loss)	$601,999	$233,793	($85,998)	$749,794
Income tax expense (benefit)	$212,478	$43,549	$530	$256,557
Interest expense	$359,386	$163,589	$88,015	$610,990
Depreciation expense	$454,695	$164,754	$915	$620,364
Amortization expense	$53,072	$77,722	$8,183	$138,977
Total assets	$84,015,010	$26,816,322	$3,246,356	$114,077,688
Capital expenditures	$1,297,208	$353,468	$—	$1,650,676

As of and for the three months ended December 31, 2017

	Gas Company	Pike	Holding Company	Total Consolidated
Total electric utility revenue	$—	$1,900,570	$—	$1,900,570
Total gas utility revenue	$5,432,840	$437,132	$—	$5,869,972
Investment income	$19,681	$—	$—	$19,681
Equity investment (loss)	$—	$—	($1,066)	($1,066)
Net income (loss)	$424,316	$46,962	($50,641)	$420,637
Income tax expense (benefit)	$276,946	$39,660	($31,663)	$284,943
Interest expense	$358,283	$129,082	$79,169	$566,534
Depreciation expense	$442,545	$164,240	$915	$607,700
Amortization expense	$47,557	$48,672	$—	$96,229
Total assets	$81,907,287	$23,138,397	$3,063,649	$108,109,333
Capital expenditures	$1,702,185	$76,455	$—	$1,778,640

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This report contains statements which, to the extent they are not recitations of historical facts, constitute "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 (Reform Act). The words "estimate", "project", "anticipate", "expect", "intend", "believe", "could" and similar expressions are intended to identify forward-looking statements. All such forward-looking statements are intended to be subject to the safe harbor protection provided by the Reform Act. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be achieved. As forward-looking statements, these statements involve risks, uncertainties and other factors that could cause actual results to differ materially from the expected results. Accordingly, actual results may differ materially from those expressed in any forward-looking statements. Factors that could cause results to differ materially from our management's expectations include, but are not limited to, those listed under Item 1A - "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended September 30, 2018, and in our Prospectus, dated April 15, 2017, forming a portion of our Registration Statement on Form S-1 (File No. 333-208943), filed with the Securities and Exchange Commission on April 25, 2016, in addition to:

*	the effect of any interruption in our supply of natural gas or electricity or a substantial increase in the price of natural gas or electricity,
*	our ability to successfully negotiate new supply agreements for natural gas as they expire, on terms favorable to us, or at all,
*	the effect on our operations of any action by the NYPSC, with respect to Corning Gas or PAPUC, with respect to Pike and our joint venture interest in Leatherstocking Gas.
*	the effect of any litigation,
*	the effect on our operations of unexpected changes in any other applicable legal or regulatory requirements,
*	the amount of natural gas produced and directed through our pipeline by producers,
*	our ability to obtain additional equity or debt financing to fund our capital expenditure plans and for general corporate purposes,
*	our successful completion of various capital projects and the use of pipelines, compressor stations and storage by customers and counterparties at levels consistent with our expectations,
*	The effect of weather on our utility infrastructure,
*	our ability to retain the services of our senior executives and other key employees,
*	our vulnerability to adverse economic and industry conditions generally and particularly the effect of those conditions on our major customers,
*	the effect of any leaks in our transportation and delivery pipelines, and
*	competition to our gas transportation business from other pipelines.

Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update any forward-looking statement in light of new information or future events.

Overview

Corning Natural Gas Holding Corporation (“Holding Company”) was incorporated in New York in July 2013 to serve as a holding company for Corning Natural Gas Corporation (the “Gas Company” or “Corning Gas”) and its dormant subsidiary Corning Natural Gas Appliance Corporation (“Appliance Company”). Pike County Light & Power Company (“Pike”) is also a wholly-owned subsidiary of the Holding Company. The Holding Company has 50% ownership interests in our joint ventures Leatherstocking Gas Company, LLC (“Leatherstocking Gas”), its subsidiary, Leatherstocking Gas Development Corporation, and Leatherstocking Pipeline Company, LLC (“Leatherstocking Pipeline”). As used in this document, the term “the Company” refers to the consolidated operations of the Holding Company, Gas Company, Pike, Leatherstocking investments and Appliance Company.

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

The market for natural gas in our traditional service territories is relatively saturated with limited growth potential. However, growth opportunities do exist in extending our mains to areas adjacent or reasonably close to areas we currently serve. In addition, the Gas Company continues to see expansion opportunities in the commercial and industrial markets. We completed a new pipeline to Marcellus Shale gas in Pennsylvania in 2009 and are transporting that gas throughout our pipeline infrastructure. In addition, the Holding Company has interests in two joint ventures, Leatherstocking Gas and Leatherstocking Pipeline (the “Joint Ventures”), to transport and provide gas to areas of the northeast currently without gas service. Through Leatherstocking Gas, we are continuing to pursue opportunities to provide natural gas to unserved areas of New York and Pennsylvania. Our electric and gas service territory in Pike County, Pennsylvania is seeing economic growth and we are experiencing customer load and revenue growth for both electric and gas. In May 2018 Corning Gas renegotiated our supply arrangement with a local gas producer.

We continue to focus on improving the efficiency of our operations and making capital investments to improve our infrastructure. Corning Gas’s infrastructure improvement program concentrates on the replacement of older distribution mains and customer service lines. In fiscal 2018 we repaired 134 leaks and replaced 9.8 miles of bare steel main and 249 bare steel services. For the first three months of fiscal 2019 we repaired 44 leaks, replaced 107 bare steel services and replaced 5.46 miles of bare steel main. At Pike we replaced approximately 100 poles and did extensive tree trimming to maintain our electric infrastructure.

We believe our key performance indicators are net income, stockholders’ equity and the safety and reliability of our systems. Net income increased by $329,157 for the three months ended December 31, 2018 compared to the three months ended December 31, 2017. Because the Holding Company’s principal operations are conducted through Corning Gas and Pike, both regulated utility companies, stockholders’ equity is an important performance indicator. The NYPSC and PAPUC allow Corning Gas, Pike and Leatherstocking Gas the opportunities to earn a just and reasonable return on stockholders’ equity as determined under applicable regulations. Stockholders’ equity is, therefore, a precursor of future earnings potential. As of December 31, 2018, compared to December 31, 2017, stockholders’ equity increased from $32,411,242 to $33,243,259. We plan to continue our focus on building stockholders’ equity. Safety and efficiency indicators include leak repair, main and service replacements and customer service metrics. Key performance indicators:

	Three Months Ended December 31,
	2018	2017
Net income	$749,794	$420,637
Stockholders' equity	$33,243,259	$32,411,242
Stockholders' equity per outstanding common share as of December 31,	$10.97	$10.80

Revenue and Margin

The demand for natural gas is directly affected by weather conditions. Significantly warmer than normal weather conditions in our service areas could reduce our earnings and cash flows as a result of lower gas sales. We partially mitigate the risk of warmer winter weather through the weather normalization and revenue decoupling mechanism (“RDM”) clauses in our NYPSC rate tariffs. These clauses allow us to surcharge customers for under recovery of revenue. Neither of these regulatory mechanisms are applicable to larger commercial customers or in Pennsylvania.

Utility operating revenues increased approximately $1.7 million during the three months ended December 31, 2018 compared to the same periods last year due primarily to increased gas prices and the rate increase at the Gas Company approved by the NYPSC in June 2017. Secondary factors for the increases include cooler weather and increased volumes.

The following table summarizes our utility operating revenue:
Three months ended December 31,
	2018	2017
Retail electric revenue:
Residential	$1,188,119	$936,773
Commercial	1,204,062	925,066
Street lights	34,295	38,731
Total retail electric revenue	$2,426,476	$1,900,570

Retail gas revenue:
Residential	$4,375,942	$3,588,771
Commercial	709,484	562,169
Transportation	1,118,428	1,197,964
Wholesale	764,651	528,451
Total retail gas revenue	$6,968,505	$5,877,355

Total retail revenue	$9,394,981	$7,777,925

Local production	186,274	219,082
Other utility revenues	(113,649)	(226,465)
Total revenue	$9,467,606	$7,770,542

The following tables further summarize other utility revenues on the operating revenue table:
	Three months ended December 31,
	2018	2017
Other utility revenues:
Customer discounts forfeited	$38,221	$15,385
Reconnect fees	1,011	866
Other gas revenues (see below)	(156,239)	(243,770)
Surcharges	3,358	1,054
Total other utility revenues	($113,649)	($226,465)

	Three months ended December 31,
	2018	2017
Other gas revenues:
Delivery Rate Adjustment carrying costs	$2,125	$—
Contract customer reconciliation	9,141	(28,378)
Monthly RDM amortizations	(201,388)	(179,608)
Local production revenues	6,854	(37,047)
2017 Jobs Act federal income tax reconciliation	45,103	—
Leak backlog performance incentive	(16,986)	—
Annual DRA reconciliation	—	1,263
All other	(1,088)	—
Total other gas revenues	($156,239)	($243,770)

Gas purchases are our largest expense. Purchased gas expense increased $838,479 for the three months ended December 31, 2018, compared to the same periods last year due primarily to increased price of gas. Electricity costs increased $355,536 for the three months ended December 31, 2018, compared to the same periods last year due primarily to higher volumes as a result of cooler weather and increased price of electricity.

Gas Margin (the excess of utility gas revenues over the cost of natural gas purchased) percentage decreased 7.66% for the three months December 31, 2018 compared to the same periods last year primarily because of higher volumes and higher purchased gas costs. Electric Margin (the excess of electric revenues over the cost) percentage decreased 8.00% for the three months December 31, 2018 compared to the same periods last year primarily because of higher purchased electricity costs for the period.

	Three Months Ended December 31,
	2018	2017
Utility Gas Revenues	$7,067,078	$5,869,972
Natural Gas Purchased	2,294,669	1,456,190
Margin	$4,772,409	$4,413,782
Margin %	67.53%	75.19%

Utility Electric Revenues	$2,400,528	$1,900,570
Electricity Purchased	977,230	621,694
Margin	$1,423,298	$1,278,876
Margin %	59.29%	67.29%

Operating and Interest Expenses

Operating and maintenance expense decreased $92,025 in the first quarter of fiscal 2019 compared to the same period of fiscal 2018. This decrease results from increase in system maintenance cost offset by lower customer service and administrative and general expenses. Taxes other than income taxes increased $87,193. The increase was primarily due to property tax increases of $30,000 and Gross Receipts Tax (“GRT”) expense of $27,000, all other taxes increased by $30,193. Depreciation expense increased $12,664 for the quarter ended December 31, 2018 due to increases in utility plant in service. Other deductions, net, increased $40,326 in the three months ended December 31, 2018 compared to the same quarter in the prior year due mainly to lower miscellaneous expenses at Pike. Interest expense showed an increase of $44,456 for the quarter ended December 31, 2018 compared to the same period last year due mainly to additional interest costs associated with higher levels of outstanding debt.

Net Income

Net income increased by $329,157 for the three months ended December 31, 2018 compared to the three months ended December 31, 2017. This is mainly due to higher gas and electric operating revenues.

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

Under the orders of the NYPSC, the Gas Company’s cost of capital is based on an equity-to-debt ratio of 48%/52%. If additional equity is required for the Gas Company to maintain that ratio when issuing new debt, the Holding Company, as the sole stockholder of the Gas Company, is the only source of such equity, through either equity or debt financings at the Holding Company level. The Gas Company and Pike rely on internally generated cash and short- and long-term debt.

The Gas Company’s internally generated cash from operating activities consists of net income, adjusted for non-cash expenses, and changes in operating assets and liabilities. Non-cash items include depreciation and amortization; gain on investment and deferred income taxes. Over or under-recovered gas costs significantly impact cash flow. In addition, there are significant year-to-year changes in regulatory assets that impact cash flow. The Gas Company’s cash flow is seasonal. Cash expenditures are the highest in the summer and fall months when we refill gas storage and conduct our construction programs. Our cash receipts are highest during the heating season. At Pike cash flow is strongest in the winter and summer when customer demand for natural gas and electricity are highest. Given year round electric sales Pike is less seasonal than the Gas Company.

On April 13, 2016, the Gas Company filed a petition in Case 16-G-0204 with the NYPSC, to defer leak repair and survey costs over and above the amounts permitted to be recovered in rates for 2015. See “Gas Company” under “Regulatory Matters” herein for additional information.

Capital expenditures are the principal use of internally generated cash flow.  To fund capital expenditures, the Gas Company needs to draw on both operating cash and new debt and/or equity. In fiscal year 2019 to date, the Gas Company has spent approximately $1.7 million on projects and safety-related infrastructure improvements. This, in conjunction with our growth projects, creates liquidity pressure on the Holding Company. We anticipate that our aggressive capital construction program will continue to require the Holding Company to raise new debt and/or equity.

Cash flows from financing activities of the Gas Company consist of repayment of long-term debt, new long-term borrowing, borrowings and repayments under our lines-of-credit, quarterly dividends paid and equity issuances. For the Gas Company’s operations, it has an $8.0 million revolving line of credit with M&T Bank. Interest is a variable rate determined by the Gas Company’s funded debt to EBITDA ratio calculated ninety days after the end of each quarter added to the daily LIBOR rate with no additional collateral or covenants beyond those included in the M&T Bank term notes. See Note 4 - Financing Activities of the notes to the consolidated financial statements above for further information. The amount outstanding under this line on December 31, 2018 was $7.8 million with an interest rate of 5.1625%. The Gas Company was in compliance with all of its loan covenants as of December 31, 2018.

For Pike’s operations, it has a $2.0 million revolving line-of-credit with M&T Bank. Interest is a variable rate determined by Pike’s funded debt to EBITDA ratio calculated ninety days after the end of each quarter added to the daily LIBOR rate with no additional collateral or covenants beyond those included in the M&T Bank term notes. See Note 4 - Financing Activities of the notes to the consolidated financial statements above for further information. The amount outstanding under this line on December 31, 2018 was approximately $ -1.0 million with an interest rate of 5.3125%. Pike was in compliance with all of its loan covenants as of December 31, 2018.

The Pike M&T Bank loan, which had a balance of $10.7 million at December 31, 2018. bears interest at a fixed rate of 4.92%. Pike’s M&T Bank vehicle loan balance was $146,198 at December 31, 2018 with interest at a fixed rate of 5.83%

During this quarter, we mainly withdrew gas from storage and as of December 31, 2018, had a balance of $1,564,798 worth of gas in storage. During the next quarter, the Gas Company will also be withdrawing gas from storage to have sufficient gas to supply customers for the winter season.

As of December 31, 2018, we believe that cash flow from operating activities and borrowings under our lines-of-credit will be sufficient to satisfy our working capital and debt service requirements over the next twelve months. We believe new debt and proceeds from equity will be required to satisfy our capital expenditures to finance our internal growth needs for the next twelve months.

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

On March 3, 2018 Pike experienced a major storm. Winter Storm Riley resulted in high winds and wet heavy snow, causing trees to fall to the ground, taking down numerous poles, spans of primary, secondary and service conductors, and damaging numerous pole top transformers. The cost of restoration was approximately $1.4 million. The $1.4 million is comprised of approximately $0.2 million of capital expenditures and $1.2 million of operation and maintenance repairs. On April 20, 2018 Pike filed a petition with PAPUC for permission to defer losses, for accounting and financial reporting purposes, resulting from the operation and maintenance expenses arising from severe storm damage, and to amortize such losses commencing on the date when rates are changed pursuant to the Commission's final order in Pike’s next general rate case. On June 14, 2018 in Docket P-2018-3001395 the PAPUC granted Pike’s deferral petition. On January 14, 2019 Pike filed a petition with the PAPUC requesting a Securities Certificate for issuance of additional debt in the amount of $2,732,154.

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

On January 15, 2019 Leatherstocking Gas filed a petition with the PAPUC requesting a Securities Certificate for issuance of additional debt refinance in the amount of $8,748,742.

Critical Accounting Policies

Our significant accounting policies are described in the notes to the Consolidated Financial Statements in the Holding Company’s Form 10-K for the year ended September 30, 2018, filed on December 20, 2018. There have been no significant changes in our accounting policies during the three months ended December 31, 2018. The adoption of Accounting Standards Codification 606 did not impact the amount or timing of the Company’s revenues and expenses.

Item 4 - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2018, the Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. Based upon the Company’s evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2018.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that was conducted during the last fiscal quarter for the Holding Company, the Gas Company, Pike, the Appliance Company and the Joint Ventures, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Please refer to risk factors listed under Item 1A – “Risk Factors” of the Holding Company’s Form 10-K for the fiscal year ended September 30, 2018, and in our Prospectus, dated April 15, 2017, forming a portion of our Registration Statement on Form S-1 (File No. 333-208943), filed with the Securities and Exchange Commission on April 25, 2016, for disclosure relating to certain risk factors applicable to the Company.

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
10Q for the period ended December 31, 2018, formatted in XBRL (eXtensible Business Reporting Language):
(i) the Consolidated Balance Sheets at December 31, 2018 and September 30, 2018,
(ii) the Consolidated Statements of Income and Comprehensive Income for the three months ended December 31, 2018 and December 31, 2017.
(iii) the Consolidated Statements of Cash Flows for the three months ended December 31, 2018 and December 31, 2017, and
(iv) related notes to the Condensed Consolidated Financial Statements

** Filed herewith *** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORNING NATURAL GAS HOLDING CORPORATION

Date: February 8, 2019 By: /s/ Michael I. German

Michael I. German, Chief Executive Officer and President

(Principal Executive Officer)

Date: February 8, 2019 By: /s/ Firouzeh Sarhangi

Firouzeh Sarhangi, Chief Financial Officer and Treasurer

(Principal Financial and Accounting Officer)

