Form 10-Q
period 2019-03-31
Corning Natural Gas Holding Corp
filed 2019-05-10
CIK 1582244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding as of May 10, 2019
Common Stock, $.01 par value	3,037,751

1

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
	Unaudited
Assets	March 31, 2019	September 30, 2018

Plant:
Utility property, plant and equipment	$117,594,551	$114,559,199
Less: accumulated depreciation	(28,232,149)	(26,966,064)
Total plant, net	89,362,402	87,593,135

Investments:
Marketable securities at fair value	2,112,169	2,193,578
Investment in joint ventures	2,782,128	2,740,575
	4,894,297	4,934,153

Current assets:
Cash and cash equivalents	69,073	219,962
Customer accounts receivable, (net of allowance for
uncollectible accounts of $153,089 and $228,666, respectively)	5,101,054	3,350,700
Other accounts receivable	80,409	385,987
Related party receivables	301,469	208,876
Gas stored underground, at average cost	591,601	1,620,916
Materials and supplies inventories	2,492,364	1,818,974
Prepaid expenses	2,206,724	1,468,030
Total current assets	10,842,694	9,073,445

Regulatory and other assets:
Regulatory assets:
Unrecovered gas and electric costs	480,398	1,236,124
Deferred regulatory costs	3,932,521	4,279,839
Deferred pension	4,079,433	4,043,072
Other	573,070	583,437
Total regulatory and other assets	9,065,422	10,142,472

Total assets	$114,164,815	$111,743,205

See accompanying notes to consolidated financial statements.

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

	Unaudited
Liabilities and capitalization	March 31, 2019	September 30, 2018

Long-term debt, less current installments	$36,603,051	$36,975,484
Less: debt issuance costs	(272,798)	(338,903)
Total long-term debt	36,330,253	36,636,581

Redeemable preferred stock - Series A	5,176,447	5,166,082
(Authorized 255,500 shares. Issued and outstanding:
210,600 shares at March 31, 2019 and September 30, 2018,
less issuance costs of $88,553 and $98,918, respectively)

Current liabilities:
Current portion of long-term debt	3,905,713	3,793,998
Borrowings under lines-of-credit and short-term debt	6,594,274	6,662,357
Accounts payable	2,354,009	3,247,376
Accrued expenses	506,500	410,237
Customer deposits and accrued interest	762,185	1,227,398
Dividends declared	500,880	483,806
Total current liabilities	14,623,561	15,825,172

Deferred credits and other liabilities:
Deferred income taxes	6,158,449	4,896,771
Regulatory liabilities	3,646,626	3,777,495
Deferred compensation	1,333,531	1,412,345
Pension costs and post-retirement benefits	6,256,405	6,016,240
Other	195,728	219,948
Total deferred credits and other liabilities	17,590,739	16,322,799

Commitments and contingencies	—	—

Temporary equity:
Redeemable convertible preferred stock - Series B
(Authorized 244,500 shares. Issued and outstanding:
244,263 shares at March 31, 2019 and September 30, 2018)	4,959,370	4,951,847

Common stockholders' equity:
Common stock ($.01 par value per share.	30,355	30,218
Authorized 4,500,000 shares. Issued and
outstanding: 3,035,482 shares at March 31, 2019
and 3,021,851 at September 30, 2018)
Additional paid-in capital	27,543,011	27,320,162
Retained earnings	7,912,222	5,399,751

Accumulated other comprehensive (loss) income	(1,143)	90,593

Total common stockholders' equity	35,484,445	32,840,724

Total liabilities and capitalization	$114,164,815	$114,164,815

See accompanying notes to consolidated financial statements.

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)	Three Months Ended		Six Months Ended
	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018
Utility operating revenues:
Gas operating revenues	$11,334,913	$11,116,721	$18,401,991	$16,986,693
Electric operating revenues	2,383,915	1,941,442	4,784,443	3,842,012
Total utility operating revenues	13,718,828	13,058,163	23,186,434	20,828,705

Costs of sales:
Gas purchased	3,937,631	3,949,255	6,232,300	5,405,445
Electricity purchased	899,390	536,380	1,876,620	1,158,074
Total cost of sales	4,837,021	4,485,635	8,108,920	6,563,519

Gross margin	8,881,807	8,572,528	15,077,514	14,265,186

Cost and expense:
Operating and maintenance expense	3,059,774	3,377,915	5,953,453	6,397,982
Taxes other than income taxes	1,000,215	910,560	1,924,527	1,747,679
Depreciation	620,290	575,654	1,240,654	1,183,354
Other deductions, net	130,083	173,561	246,578	215,367
Total costs and expenses	4,810,362	5,037,690	9,365,212	9,544,382

Utility operating income	4,071,445	3,534,838	5,712,302	4,720,804

Other income and (expense):
Interest expense	(606,209)	(546,639)	(1,217,199)	(1,113,173)
Other income (expense)	(5,660)	(5,719)	49,545	49,676
Investment income	143,878	39,814	59,898	59,495
Equity earnings from joint ventures	48,432	36,332	41,553	35,266
Rental income	7,638	12,138	19,776	24,276

Income from utility operations, before income taxes	3,659,524	3,070,764	4,665,875	3,776,344

Income tax expense, deferred	(1,011,196)	(1,150,234)	(1,267,753)	(1,435,177)

Net income	2,648,328	1,920,530	3,398,122	2,341,167
Less Series B Preferred Stock Dividends	61,066	61,066	122,132	122,132
Net income attributable to common stockholders	$2,587,262	$1,859,464	$3,275,990	$2,219,035
Weighted average earnings per share:
basic	$0.85	$0.62	$1.08	$0.74
diluted	$0.80	$0.58	$1.02	$0.71

Average shares outstanding - basic	3,032,938	3,008,130	3,029,081	3,004,521

Average shares outstanding - diluted	3,326,054	3,301,246	3,322,197	3,297,636

See accompanying notes to consolidated financial statements

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
	Three Months Ended		Six Months Ended
	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018
Net Income	$2,648,328	$1,920,530	$3,398,122	$2,341,167
Other comprehensive income (loss):
Net unrealized gain (loss) on debt securities available for sale
net of tax of $1,249 $(37,259), $26,132 and $(17,646), respectively	3,260	(37,902)	8,395	(9,088)

Total comprehensive income	$2,651,588	$1,882,628	$3,406,517	$2,332,079

  See accompanying notes to consolidated financial statements

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES
Consolidated Statement of Changes in Common Stockholders' Equity For the Three and Six Months ended March 31, 2019 and 2018
(Unaudited)
					Accumulated
	Number of	Common	Additional Paid In	Retained	Other Comprehensive
	Shares	Stock	Capital	Earnings	Income (Loss)	Total

Balances at December 31, 2018	3,029,678	$30,297	$27,452,591	$5,764,774	($4,403)	$33,243,259

Issuance of common stock	5,804	58	90,420	—	—	90,478
Dividends declared on common	—	—	—	(439,814)	—	(439,814)
Dividends declared on Preferred B shares	—	—	—	(61,066)	—	(61,066)
Comprehensive income:
Change in unrealized loss on
debt securities available for sale, net of income taxes	—	—	—	—	3,260	3,260
Net income	—	—	—	2,648,328	—	2,648,328
Balances at March 31, 2019	3,035,482	$30,355	$27,543,011	$7,912,222	($1,143)	$35,484,445

					Accumulated
	Number of	Common	Additional Paid In	Retained	Other Comprehensive
	Shares	Stock	Capital	Earnings	Income (Loss)	Total

Balances at September 30, 2018	3,021,851	$30,218	$27,320,162	$5,399,751	$90,593	$32,840,724

Adoption of accounting standard (See Note 1)	—	—	—	100,131	(100,131)	—
Issuance of common stock	13,631	137	222,849	—	—	222,986
Dividends declared on common	—	—	—	(863,650)	—	(863,650)
Dividends declared on Preferred B shares	—	—	—	(122,132)	—	(122,132)
Comprehensive income:
Change in unrealized loss on
debt securities available for sale, net of income taxes	—	—	—	—	8,395	8,395
Net income	—	—	—	3,398,122	—	3,398,122
Balances at March 31, 2019	3,035,482	$30,355	$27,543,011	$7,912,222	($1,143)	$35,484,445

					Accumulated
	Number of	Common	Additional Paid In	Retained	Other Comprehensive
	Shares	Stock	Capital	Earnings	Income (Loss)	Total

Balances at December 31, 2017	3,000,287	$30,003	$27,169,809	$5,125,098	$86,332	$32,411,242

Issuance of common stock	9,920	99	121,656	—	—	121,755
Dividends declared on common	—	—	—	(421,110)	—	(421,110)
Dividends declared on Preferred B shares	—	—	—	(61,066)	—	(61,066)
Stock issuance costs	—		(153,164)			(153,164)
Comprehensive income:
Change in unrealized gain on securities available for sale, net of income taxes	—	—	—	—	(37,902)	(37,902)
Net income	—	—	—	1,920,530	—	1,920,530
Balances at March 31, 2018	3,010,207	$30,102	$27,138,301	$6,563,452	$48,430	$33,780,285

					Accumulated
	Number of	Common	Additional Paid In	Retained	Other Comprehensive
	Shares	Stock	Capital	Earnings	Income (Loss)	Total

Balances at September 30, 2017	2,994,797	$29,948	$27,084,738	$5,170,855	$57,518	$32,343,059

Issuance of common stock	15,410	154	206,727	—	—	206,881
Dividends declared on common	—	—	—	(826,438)	—	(826,438)
Dividends declared on Preferred B shares	—	—	—	(122,132)	—	(122,132)
Stock issuance costs			(153,164)			(153,164)
Comprehensive income:
Change in unrealized gain on securities available for sale, net of income taxes	—	—	—	—	(9,088)	(9,088)
Net income	—	—	—	2,341,167	—	2,341,167
Balances at March 31, 2018	3,010,207	$30,102	$27,138,301	$6,563,452	$48,430	$33,780,285

See accompanying notes to consolidated financial statements

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
	Six Months Ended
	March 31, 2019	March 31, 2018
Cash flows from operating activities:
Net income	$3,398,122	$2,341,167
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	1,240,654	1,183,354
Amortization of debt issuance cost	51,259	53,570
Non-cash pension expenses	470,714	758,688
Regulatory asset amortizations	243,385	143,487
Stock issued for services	135,555	127,316
Loss on sale of marketable securities	9,421	42,444
Unrealized (gain) on investments	(48,760)	—
Deferred income taxes	1,267,753	1,435,177
Bad debt expense	142,000	127,690
Equity earnings from joint ventures	(41,553)	(35,266)

Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(1,586,776)	(2,365,017)
Gas stored underground	1,029,315	1,280,001
Materials and supplies inventories	(673,390)	101,523
Prepaid expenses	(738,694)	(490,648)
Unrecovered gas and electric costs	755,726	456,870
Deferred regulatory costs	78,896	(881,087)
Other	10,367	321
Increase (decrease) in:
Accounts payable	(893,367)	1,260,595
Accrued expenses	98,808	183,168
Customer deposits and accrued interest	(465,213)	(529,766)
Deferred compensation	(78,814)	(52,474)
Deferred pension costs & post-retirement benefits	(266,910)	(694,512)
Other liabilities and deferred credits	(103,393)	(39,283)
Net cash provided by operating activities	4,035,105	4,407,318

Cash flows from investing activities:
Sale of securities, net of purchases	129,143	46,805
Amount paid to related parties	(95,138)	(28,558)
Capital expenditures	(3,009,921)	(2,884,243)
Net cash used in investing activities	(2,975,916)	(2,865,996)

Cash flows from financing activities:
Net repayments on lines-of-credit	(68,083)	(1,548,300)
Debt issuance costs paid	—	(60,292)
Dividends paid	(881,277)	(852,155)

Proceeds under long-term debt	1,521,675	29,000,000
Repayment of long-term debt	(1,782,393)	(28,146,894)
Net cash used in financing activities	(1,210,078)	(1,607,641)
Net decrease in cash and cash equivalents	(150,889)	(66,319)

Cash and cash equivalents at beginning of period	219,962	442,930

Cash and cash equivalents at end of period	$69,073	$376,611

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$921,321	$878,704
Income taxes	$—	$27,372
Non-cash financing activities:
Dividends paid with shares	$87,431	$81,433
Number of shares issued for dividends	5,031	4,535

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

With respect to ASU 2016-01, we reclassified net after-tax unrealized gains on equity securities of $100,131 as of October 1, 2018 from accumulated other comprehensive income (loss) to retained earnings. We continue to carry our investments in equity securities at fair value and there is no change to the asset values or total stockholders’ equity that we would have otherwise recorded. Beginning in fiscal 2019, we are including unrealized gains and losses arising from the changes in the fair values of our equity securities as a component of investment income in the Consolidated Statements of Income. ASU 2016-01 prohibited the restatement of prior year financial statements and for periods ending prior to 2018, unrealized gains and losses from the changes in fair value of available-for-sale equity securities were recorded in other comprehensive income.

We adopted ASC 606 using the modified retrospective method, whereby the cumulative effect of the adoption is required to be recorded as an adjustment to retained earnings. For the three and six months ended March 31, 2019, the Company recognized revenues from contracts with customers in accordance with ASC 606. The revenues recognized were equivalent to the revenues that would have been recognized had the Companies not adopted ASC 606 and had recognized all revenues in accordance with ASC 605 – Revenue Recognition (ASC 605). For the three and six months ended March 31, 2018, the Company recognized revenues, including revenues from contracts with customers, in accordance with ASC 605. No prior period adjustment or charge to retained earnings for cumulative impact was required as a result of the Company’s adoption of ASC 606. ASC 606 also provides for certain other disclosures which are included in Note 2.

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

Note 2 – Revenue From Contracts With Customers

The following tables present, for the three and six months ended March 31, 2019, revenue from contracts with customers as defined in ASC 606, as well as additional revenue from sources other than contracts with customers, disaggregated by major source.

	For the three months ended March 31, 2019
	Revenues from contracts with customers	Other revenues (a)	Total utility operating revenues
Corning Gas:
Residential gas	$6,654,303	$264,928	$6,919,231
Commercial gas	1,139,929	(69,483)	1,070,446
Transportation	1,523,125	(9,141)	1,513,984
Street lights gas	126	—	126
Wholesale	886,322	—	886,322
Local production	176,875	(6,854)	170,021
Total Corning Gas	$10,380,680	$179,450	$10,560,130

Pike:
Residential gas	$630,437	$1,713	$632,150
Commercial gas	142,633	—	142,633
Total Pike retail gas	773,070	1,713	774,783

Residential electric	1,193,040	42,713	1,235,753
Commercial electric	1,115,418	—	1,115,418
Electric – street lights	32,744	—	32,744
Total Pike retail electric	2,341,202	42,713	2,383,915

Total Pike	$3,114,272	$44,426	$3,158,698

Total consolidated utility operating revenue	$13,494,952	$223,876	$13,718,828

(a) Other revenues include revenue from alternative revenue programs, such as revenue decoupling mechanisms under New York gas rate plans and weather normalization clauses. This also reflects reductions in revenues resulting from the deferral as regulatory liabilities of the net benefits of the federal Tax Cuts and Jobs Act of 2017. See “Regulatory Matters” in Note 10.

	For the six months ended March 31, 2019
	Revenues from contracts with customers	Other revenues (a)	Total utility operating revenues
Corning Gas:
Residential gas	$10,624,336	$153,555	$10,777,891
Commercial gas	1,746,634	(69,483)	1,677,151
Transportation	2,641,553	—	2,641,553
Street lights gas	255	—	255
Wholesale	1,650,973	—	1,650,973
Local production	363,149	—	363,149
Total Corning Gas	$17,026,900	$84,072	$17,110,972

Pike:
Residential gas	$1,036,217	$9,390	$1,045,607
Commercial gas	245,412	—	245,412
Total Pike retail gas	1,281,629	9,390	1,291,019

Residential electric	2,381,159	65,341	2,446,500
Commercial electric	2,270,904	—	2,270,904
Electric – street lights	67,039	—	67,039
Total Pike retail electric	4,719,102	65,341	4,784,443

Total Pike	$6,000,731	$74,731	$6,075,462

Total consolidated utility operating revenue	$23,027,631	$158,803	$23,186,434

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

Revenues are recorded as energy is delivered, generated, or services are provided and billed to customers. Amounts billed are recorded in customer accounts receivable, with payment generally due the following month.

Note 3 - Pension and Other Post-Retirement Benefit Plans

Components of Net Periodic Benefit Cost:

Pension Benefits
	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Service Cost	$116,454	$107,160	$232,907	$214,321
Interest Cost	258,775	240,300	517,549	480,601
Expected return on plan assets	(319,966)	(300,205)	(639,932)	(600,410)
Amortization of prior service cost	—	—	—	—
Amortization of net (gain) loss	212,666	242,497	425,331	484,994
Net periodic benefit cost	$267,929	$289,752	$535,855	$579,506

Other Benefits
	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Service Cost	$4,123	$4,446	$8,246	$8,891
Interest Cost	11,939	12,060	23,878	24,120
Expected return on plan assets	—	—	—	—
Amortization of prior service cost	888	887	1,776	1,774
Amortization of net (gain) loss	(1,678)	1,373	(3,355)	2,747
Net periodic benefit cost	$15,272	$18,766	$30,545	$37,532

For ratemaking and financial statement purposes, pension expense represents the amount approved by the NYPSC in the Gas Company’s most recently approved rate case. Pension expense for ratemaking and financial statement purposes was $221,152 for the three months ended March 31, 2019 and $218,683 ended March 31, 2018. Pension expense for ratemaking and financial statement purposes was $442,304 for the six months ended March 31, 2019 and $437,000 for the six months ended March 31, 2018. Total pension costs are recorded in accordance with accounting prescribed by the NYPSC in 1993. The cumulative net difference between the pension expense for ratemaking and financial statement purposes, since 1993, has been deferred as a regulatory asset and amounted to $822,847 and $846,597 at March 31, 2019 and March 31, 2018, respectively.

The NYPSC has allowed the Gas Company to recover incremental costs associated with other post-retirement benefits through rates on a current basis. Other post-retirement benefit expense (benefit) (OPEB) for ratemaking and financial statement purposes was $15,232 for the three months ended March 31, 2019 and $20,904 for the three months ended March 31, 2018. Other post-retirement benefit expense (benefit) for ratemaking and financial statement purposes was $30,282 for the six months ended March 31, 2019 and $32,828 for the six months ended March 31, 2018. The difference between the other post-retirement benefit expense (benefit) for ratemaking and financial statement purposes, and the amount computed above has been deferred as a regulatory asset and is not included in the prepaid cost noted above. The net period benefit costs have been included in the income statement in the operating and maintenance expense. Total pension and OPEB costs are recorded in accordance with accounting prescribed by the NYPSC in 1993 and 1998 respectively.

Contributions

The Gas Company expects to contribute $711,098 to its Pension Plan during the year ending September 30, 2019. A total of $389,496 was paid to the Pension Plan during the six months ending March 31, 2019 and $617,344 was paid to the Pension Plan during the six months ended March 31, 2018.

Note 4 – Financing Activities

On August 15, 2018, the Gas Company entered into a $3.6 million multiple disbursement term note with Manufactures and Traders Trust Company (“M&T”) which permitted draws from time to time for capital expenditures in accordance with its terms until October 31, 2018 at which time amounts outstanding under the note totaling $3.6 million converted to a ten year term loan, payable in 119 equal monthly installments with an additional final installment of unpaid principal and interest due on November 30, 2028.  Before converting to a term loan, borrowings on the note had a variable interest rate of the one-month LIBOR rate plus 3% (5.26% as of September 30, 2018).  After October 31, 2018, the interest rate was fixed at 4.71%.  Additional terms of this note are substantially the same as those in the Gas Companies November 2017 Credit Agreement with M&T.  As of March 31, 2019, the outstanding balance of this note was approximately $3.5 million.

On December 4, 2018, Pike entered into a demand note with M&T for $510,000, payable in 364 days unless otherwise converted into a term note (“replacement term note”).  On February 1, 2019 Pike converted the M&T $510,000 demand note to a 10 year term loan with a fixed interest rate of 4.89%. As of March 31, 2019, the outstanding balance of this note was $503,210.

We are in compliance with our financial covenant calculations as of March 31, 2019.

Note 5 – Fair Value of Financial Instruments

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

The Holding Company has determined the fair value of certain assets through application of FASB ASC 820 “Fair Value Measurements and Disclosures”.

Fair value of assets and liabilities measured on a recurring basis at March 31, 2019 and September 30, 2018 are as follows:

Fair Value Measurements at Reporting Date Using:

	Fair Value	Quoted Prices In Active Markets for Identical Assets/Liabilities (Level 1)	Level 2	Level 3
March 31, 2019
Available-for-sale securities	$2,112,169	$2,112,169	$—	$—
September 30, 2018
Available-for-sale securities	$2,193,578	$2,193,578	$—	$—

A summary of the marketable securities at March 31, 2019 and September 30, 2018 is as follows:

	Cost Basis	Unrealized Gain	Unrealized Loss	Market Value
March 31, 2019
Cash and equivalents	$96,532	$—	$—	$96,532
Metlife stock value	37,606	—	—	37,606
Government and agency bonds	249,606	606	—	250,212
Corporate bonds	188,147	835	—	188,982
Mutual funds	22,359	136	—	22,495
Holding Company Preferred A Stock	572,875	41,247	—	614,122
Equity securities	757,172	145,048	—	902,220
Total securities	$1,924,297	$187,872	$—	$2,112,169

September 30, 2018
Cash and equivalents	$158,210	$—	$—	$158,210
Metlife stock value	38,197	—	—	38,197
Government and agency bonds	264,376	—	9,246	255,130
Corporate bonds	193,526	—	3,716	189,810
Mutual funds	22,359	—	292	22,067
Holding Company Preferred A Stock	572,875	—	23,144	549,731
Equity securities	813,215	167,218	—	980,433
Total securities	$2,062,758	$167,218	$36,398	$2,193,578

Realized gains included in earnings for the periods reported in investment income are as follows:

Investment Income
	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Net realized gains and losses recognized during the period on investments	$5,597	$18,120	($9,421)	($42,444)

Unrealized gains on equity securities included in investment income for the three and six months ended March 31, 2019 were $125,167 and $48,760, respectively. Unrealized gains of $0 and $0 were included in investment income for the three and six months ended March 31, 2018, respectively.

Financial assets and liabilities valued using level 1 inputs are based on unadjusted quoted market prices as of the close of business on the days noted within active markets.

Note 6 – Stockholders’ Equity

For the three months ended March 31, 2019, there were a total of 5,804 shares of common stock issued for $90,478. For the six months ended March 31, 2019 there were a total of 13,631 shares of common stock issued for $222,986. The amounts issued were for the following:

	Three months ended March 31, 2019		Six months ended March 31, 2019
	Shares	Amount	Shares	Amount
Dividend reinvestment program (DRIP)	2,504	$43,995	5,031	$87,431
Directors	3,150	43,706	6,300	92,062
Leatherstocking Gas Company	150	2,777	300	5,493
Officers	—	—	2,000	38,000
Total	5,804	$90,478	13,631	$222,986

Shares issued to Leatherstocking Gas were used to compensate its independent director, Carl Hayden.

For the three months ended September 30, 2018, dividends were paid on October 12, 2018 to stockholders of record on September 30, 2018 in the amount of $422,740. For the quarter ended December 31, 2018, $423,836 was accrued for dividends paid on January 14, 2019 to stockholders of record on December 31, 2018. For the quarter ended March 31, 2019, $439,814 was accrued for dividends paid on April 15, 2019 to stockholders of record on March 31, 2019.

Series A Cumulative Preferred Stock accrues cumulative dividends at a rate of 6.0% of the liquidation preference per share ($25.00) and are expected to be paid on or about the 14th day of April, July, October and January of each year and began October 14, 2016. For the three months ended September 30, 2018, dividends were paid on October 12, 2018 in the amount of $78,975. For the three months ended December 31, 2018, $78,975 was paid on January 14, 2019. For the three months ended March 31, 2019, $78,975 was accrued for dividends paid on April 15, 2019. Dividends on the Series A Cumulative Preferred Stock are reported as interest expense.

Series B Convertible Preferred Stock accrues cumulative dividends at a rate of 4.8% of the liquidation preference per share ($20.75) and are expected to be paid on or about the 14th day of April, July, October and January of each year and began October 14, 2016. At September 30, 2018 there was $61,066 accrued for Series B dividends paid on October 12, 2018. For the three months ended December 31, 2018, $61,066 was paid on January 14, 2019. For the three months ended March 31, 2019, $61,066 was accrued for dividends paid on April 15, 2019. See Note 9 for additional information on the preferred stock, including its mandatory redemption provisions.

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

Note 7 – Investment in Joint Ventures

The Holding Company has an interest in Leatherstocking Gas and Leatherstocking Pipeline (the Joint Ventures), each of which is a joint venture with Mirabito Regulated Industries, LLC, accounted for by the equity method.

The following table represents the Holding Company’s investment activity in the Joint Ventures for the six months ended March 31, 2019 and 2018:

	2019	2018
Beginning balance in investment in joint ventures	$2,740,575	$2,707,406
Equity earnings from joint ventures	41,553	35,266
Ending balance in joint ventures	$2,782,128	$2,742,672

As of and for the six months ended March 31, 2019 and 2018, the Joint Ventures financial summary is as follows:

	2019	2018
Total assets	$13,200,000	$12,500,000
Total liabilities	$7,600,000	$7,000,000
Net income	$83,000	$71,000

Note 8 – Income Taxes

Income tax expense for the six months ended March 31 is as follows:
	Six Months Ended	Six Months Ended	Three Months Ended	Three Months Ended
	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018
Current	$—	$—	$—	$—
Deferred	1,267,753	1,435,177	1,011,196	1,150,234
Total	$1,267,753	$1,435,177	$1,011,196	$1,150,234

Actual income tax expense differs from the expected tax expense (computed by applying the federal corporate tax rate of 21% before income tax expense) as follows:
	Six Months Ended	Six Months Ended	Three Months Ended	Three Months Ended
	March 31,2019	March 31, 2018	March 31, 2019	March 31, 2018
Expected federal tax expense	$979,834	$920,488	$768,501	$680,612
State tax expense (net of federal)	260,640	193,701	201,514	162,778
Federal income sur credit amortization	34,285	—	19,608	—
Regulatory deferral for tax rate difference	—	351,956	—	351,956
Tax Accrual true up	(11,405)	—	9,827	—
Other, net	4,399	(30,968)	11,746	(45,112)
Actual tax expense	$1,267,753	$1,435,177	$1,011,196	$1,150,234

On December 22, 2017, the Federal Tax Cuts and Jobs Act (“Tax Act”) was signed into law. The Tax Act makes significant changes to the federal tax structure, which will impact the tax liabilities of utility companies. On August 9, 2018 the NYSPSC issued an order in Case 17-M-0815 that required the Company to return to customers the difference between the federal income tax allowance in base rates and the new statutory rate of 21%. The refund to customers began on October 1, 2018. Impacted customers will experience a decrease of 5.20% on their overall bill in the year starting October 1, 2018 and 7.83% in the year starting October 1, 2019. The amounts returned to customers will be $1,317,719 and $2,112,540 during the years ending September 30, 2019 and 2020, respectively. These refunds will not impact the Company’s earnings. The impact of the change in the Tax Act on deferred regulatory balances will be deferred until the Company’s next base rate case. The Company has recorded those amounts as a Regulatory Liabilities on the accompanying consolidated balance sheets.

The PAPUC issued an order in Case M-2018-2641242 that requires the Company to return to customers the difference between the federal income tax allowance in base rates and the new statutory rate of 21%. Pike’s electric customers will receive a total refund of $73,923 or decrease of 0.67% on their overall bill beginning effective October 1, 2018. This refund is subject to reconciliation and will remain in effect until Pike’s next base rate case. No refunds were ordered for Pike’s gas operation because amounts were not material. The impact of the change in the Tax Act on deferred regulatory balances will be deferred until the Company’s next base rate case. The Company has recorded those amounts as Regulatory Liabilities on the accompanying consolidated balance sheets.

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

Series A Preferred Stock accrues cumulative dividends at a rate of 6.0% of the liquidation preference per share ($25.00) and are expected to be paid on or about the 14th day of April, July, October and January of each year. The dates of record for the dividends, are March 31, June 30, September 30 and December 31, immediately preceding the relevant dividend payment date. On September 30, 2023, outstanding shares of Series A Preferred Stock will mature and be redeemed solely in cash at a redemption price equal to the liquidation preference per share plus an amount equal to all accrued but unpaid dividends subject to our having funds legally available for redemption under New York law. The dividends for the six months ended March 31, 2019 and 2018 were $157,950 and $157,950, respectively, and these are recorded as interest expense.

In accordance with ASC 480, because of the mandatory redemption feature this is treated as liability. The issuance costs are treated as debt issuance costs and will be amortized over the life of the instrument. The debt issuance costs reduce the carrying value of the liability. The amortization of the Series A Preferred Stock debt issuance costs was $10,365 and $7,538 for the six months ended March 31, 2019 and 2018, respectively. The amortization of the Series A Preferred Stock debt issuance costs was $5,183 and $2,634 for the three months ended March 31, 2019 and 2018, respectively.

Series B Preferred Stock accrues cumulative dividends at a rate of 4.8% of the liquidation preference per share ($20.75) and are expected to be paid on or about the 14th day of April, July, October and January of each year commencing October 14, 2016. The dates of record for the dividends, if any, will be March 31, June 30, September 30 and December 31, immediately preceding the relevant dividend payment date. Our president, Michael German along with his wife, owns 57,936 of these shares.

Although by its terms the Series B Preferred Stock is mandatorily redeemable on September 30, 2026, in accordance with ASC 480 it is not considered mandatorily redeemable for accounting purposes as a result of the conversion feature presenting a contingency related to the redemption dates. Accordingly, this is not considered a liability. However, as a result of the decision related to conversion and not reaching redemption resting with the holder, this instrument has been classified as temporary equity in accordance with ASC 480. Upon conversion, the instrument would be reclassified as permanent equity. Dividends were $122,132 for both the six months ended March 31, 2019 and 2018. Dividends were $61,066 for both the three months ended March 31, 2019 and 2018. The issuance costs of approximately $120,000 reduced the initial proceeds and will be accreted until redemption or conversion. During the six months ended March 31, 2019 and 2018 there was accretion of $7,523 and $7,523, respectively. During the three month ended March 31, 2019 and 2018 there was accretion of $3,762 and $3,762, respectively.

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

In addition, the impact of the change in the Tax Act on deferred regulatory balances will be deferred until the Company’s next base rate case. The Company has recorded those amounts a Regulatory Liabilities on the accompanying balance sheets.

The PAPUC issued an order in Case M-2018-2641242 that require the Company to return to customers the difference between the federal income tax allowance in base rates and the new statutory rate of 21%. Pike’s electric customers are receiving an annual refund of $73,923 or decrease of 0.67% on their overall bill effective October 1, 2018. No refunds were ordered for Pike’s gas operation because amounts were not material. The impact of the change in the Tax Act on deferred regulatory balances will be deferred until the Company’s next base rate case. The Company has recorded those amounts as a Regulatory Liabilities on the accompanying Balance Sheets.

The PAPUC issued an order on February 7, 2019 in Docket S-2019-3007089 and S-2019-3007332 authorizing Pike to issue debt in the amount of $2,732,154. The authorization expires on December 31, 2019, if the transaction has not taken place by that date.

Total Regulatory Assets on the accompanying Balance Sheets as of March 31, 2019 amounts to $8,492,352 compared to $9,559,035 at September 30, 2018. The Regulatory Assets include $1,544,347 at March 31, 2019 and $1,544,347 at September 30, 2018 that is subject to Deferred Accounting Petitions and $894,552 at March 31, 2019 and $845,708 at September 30, 2018 that is under regulatory audit. The remaining items in regulatory assets are either approved in rates, part of annual reconciliations approved by the NYSPSC and PAPUC or approved through various commission directives.

The Gas Company in accordance with the rate order in Case 16-G-0204 is required to make capital expenditures to reach a net plant target of $50,427,717, $53,930,803 and $56,959,911 at May 31, 2018, 2019 and 2020 respectively. The annual net plant target is developed by taking the forecast Rate Year average of the monthly averages of: (1) plant in service, (2) construction work in process, (3) deferred taxes associated with tax depreciation, accelerated recovery of plant and contributions in aid of construction (“CIAC”), and (4) depreciation reserve including accelerated recovery of plant. If the actual net plant in service falls short of the target net plant in service for a particular Rate Year, Corning Gas will defer carrying costs for customers’ benefit equal to the shortfall multiplied by the authorized pre-tax rate of return, as well as depreciation expense associated with the shortfall. If the actual net plant in service exceeds the target net plant in service for a particular Rate Year, no adjustment (i.e., no surcharge to customers) will be made. The determination of any shortfall or excess will be made on a cumulative basis at the end of the three year period. The Company for the period ended May 31, 2018 has exceeded the target by $318,396. The Company estimates that it will meet the May 31, 2019 targets.

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

The following table reflects the results of the segments consistent with the Holding Company’s internal financial reporting process. The following results are used in part, by management, both in evaluating the performance of, and in allocating resources to, each of the segments for the three months and six months ended March 31, 2019 and 2018.

As of and for the three months ended March 31, 2019

	Gas Company	Pike	Holding Company	Total Consolidated
Total electric utility revenue	$0	$2,383,915	$0	$2,383,915
Total gas utility revenue	$10,560,130	$774,783	$0	$11,334,913
Investment income	$143,878	$0	$0	$143,878
Equity earnings from joint ventures	$0	$0	$48,432	$48,432
Net income (loss)	$2,339,875	$354,567	$(46,114)	$2,648,328
Income tax expense	$844,785	$151,690	$14,721	$1,011,196
Interest expense	$366,085	$155,524	$84,600	$606,209
Depreciation expense	$454,622	$164,753	$915	$620,290
Amortization expense	$51,386	$93,651	$10,629	$155,666
Total assets	$84,253,557	$26,709,126	$3,202,132	$114,164,815
Capital expenditures	$762,148	$573,642	$—	$1,335,790

As of and for the three months ended March 31, 2018

	Gas Company	Pike	Holding Company	Total Consolidated
Total electric utility revenue	$0	$1,941,442	$0	$1,941,442
Total gas utility revenue	$10,341,959	$774,762	$0	$11,116,721
Investment income	$39,814	$0	$0	$39,814
Equity earnings from joint ventures	$0	$0	$36,332	$36,332
Net income (loss)	$1,785,476	$175,285	$(40,231)	$1,920,530
Income tax expense (benefit)	$1,038,266	$117,581	$(5,613)	$1,150,234
Interest expense	$320,278	$141,491	$84,870	$546,639
Depreciation expense	$441,713	$133,026	$915	$575,654
Amortization expense	$38,554	$54,751	$7,523	$100,828
Total assets	$80,810,179	$25,390,948	$3,420,148	$109,621,275
Capital expenditures	$742,110	$363,493	$0	$1,105,603

As of and for the six months ended March 31, 2019

	Gas Company	Pike	Holding Company	Total Consolidated
Total electric utility revenue	$0	$4,784,443	$0	$4,784,443
Total gas utility revenue	$17,110,972	$1,291,019	$0	$18,401,991
Investment income	$59,898	$0	$0	$59,898
Equity earnings from joint ventures	$0	$0	$41,553	$41,553
Net income (loss)	$2,941,874	$588,360	$(132,112)	$3,398,122
Income tax expense	$1,057,263	$195,239	$15,251	$1,267,753
Interest expense	$725,471	$319,113	$172,615	$1,217,199
Depreciation expense	$909,317	$329,507	$1,830	$1,240,654
Amortization expense	$104,458	$171,373	$18,812	$294,643
Total assets	$84,253,557	$26,709,126	$3,202,132	$114,164,815
Capital expenditures	$2,059,356	$927,110	$0	$2,986,466

As of and for the six months ended March 31, 2018

	Gas Company	Pike	Holding Company	Total Consolidated
Total electric utility revenue	$0	$3,842,012	$0	$3,842,012
Total gas utility revenue	$15,774,799	$1,211,894	$0	$16,986,693
Investment income	$59,495	$0	$0	$59,495
Equity earnings from joint ventures	$0	$0	$35,266	$35,266
Net income (loss)	$2,209,792	$222,247	$(90,872)	$2,341,167
Income tax expense (benefit)	$1,315,212	$157,241	$(37,276)	$1,435,177
Interest expense	$678,561	$270,573	$164,039	$1,113,173
Depreciation expense	$884,258	$297,266	$1,830	$1,183,354
Amortization expense	$86,111	$103,423	$7,523	$197,057
Total assets	$80,810,179	$25,390,948	$3,420,148	$109,621,275
Capital expenditures	$2,444,295	$439,948	$0	$2,884,243

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This report contains statements which, to the extent they are not recitations of historical facts, constitute "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 (Reform Act). The words "estimate", "project", "anticipate", "expect", "intend", "believe", "could" and similar expressions are intended to identify forward-looking statements. All such forward-looking statements are intended to be subject to the safe harbor protection provided by the Reform Act. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be achieved. As forward-looking statements, these statements involve risks, uncertainties and other factors that could cause actual results to differ materially from the expected results. Accordingly, actual results may differ materially from those expressed in any forward-looking statements. Factors that could cause results to differ materially from our management's expectations include, but are not limited to, those listed under Item 1A - "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended September 30, 2018, and in our Prospectus, dated April 15, 2017, forming a portion of our Registration Statement on Form S-1 (File No. 333-208943), filed with the Securities and Exchange Commission on April 25, 2016, in addition to:

*	the effect of any interruption in our supply of natural gas or electricity or a substantial increase in the price of natural gas or electricity,
*	our ability to successfully negotiate new supply agreements for natural gas and electricity as they expire, on terms favorable to us, or at all,
*	the effect on our operations of any action by the NYPSC, with respect to Corning Gas or PAPUC, with respect to Pike and our joint venture interest in Leatherstocking Gas,
*	the effect of any litigation,
*	the effect on our operations of unexpected changes in legal or regulatory requirements, including environmental and energy consumption regulations and laws,
*	the amount of natural gas produced and directed through our pipeline by producers,
*	our ability to obtain additional equity or debt financing to fund our capital expenditure plans and for general corporate purposes,
*	our successful completion of various capital projects and the use of pipelines, compressor stations and storage by customers and counterparties at levels consistent with our expectations,
*	The effect of weather on our utility infrastructure,
*	our ability to retain the services of our senior executives and other key employees,
*	our vulnerability to adverse economic and industry conditions generally and particularly the effect of those conditions on our major customers,
*	the effect of any leaks in our transportation and delivery pipelines, and
*	competition to our gas transportation business from other pipelines.

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

We continue to focus on improving the efficiency of our operations and making capital investments to improve our infrastructure. Corning Gas’s infrastructure improvement program concentrates on the replacement of older distribution mains and customer service lines. In fiscal 2018 the Gas Company repaired 134 leaks and replaced 9.8 miles of bare steel main and 249 bare steel services. For the first six months of fiscal 2019 the Gas Company repaired 53 leaks, replaced 116 bare steel services and replaced 6.56 miles of bare steel main. For the first six months of fiscal 2019, Pike replaced approximately 35 poles and did extensive tree trimming to maintain our electric infrastructure. On January 18, 2019 Pike filed a Long Term Infrastructure Improvement Plan (“LTIIP”) to accelerate replacement of cast iron, wrought iron and bare steel pipe over 11 years. The PAPUC is currently reviewing Pike’s plan.

We believe our key performance indicators are net income, stockholders’ equity and the safety and reliability of our systems. Net income increased by $727,798 for the three months and $1,056,955 for the six months ended March 31, 2019 compared to the same periods in fiscal 2018. Because the Holding Company’s principal operations are conducted through Corning Gas and Pike, both regulated utility companies, stockholders’ equity is an important performance indicator. The NYPSC and PAPUC allow Corning Gas, Pike and Leatherstocking the opportunities to earn a just and reasonable return on stockholders’ equity as determined under applicable regulations. Stockholders’ equity is, therefore, a precursor of future earnings potential. As of March 31, 2019, compared to March 31, 2018, stockholders’ equity increased from $33,780,285 to $35,484,445. We plan to continue our focus on building stockholders’ equity. Safety and efficiency indicators include leak repair, main and service replacements and customer service metrics. Key performance indicators:

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Net income	$2,648,328	$1,920,530	$3,398,122	$2,341,167
Stockholders' equity	$35,484,445	$33,780,285	$35,484,445	$33,780,285
Stockholders' equity per outstanding common share	$11.69	$11.22	$11.69	$11.22

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

Utility electric retail operating revenues increased $359,222 during the three months and $885,129 during the six months ended March 31, 2019 compared to the same periods last year. The increase primarily results from electric cost recoveries of $363,010 for the three month ended March 2019. For the six month period ended March 2019 the increase primarily results from increased electric cost recovery of $718,546 and the remainder is primarily change in sales mix.

Gas retail operating revenues increased $77,098 during the three months and $1,168,248 during the six months ended March 31, 2019 compared to the same periods last year. The increase primarily results from decrease for gas cost recoveries of (11,624) for the three months ended March 2019. The remaining difference results primarily from a rate increase offset by federal tax refunds mandated by the NYSPSC. For the six month period ended March 2019 the increase primarily results from increased gas cost recoveries of $826,855. The remaining difference results primarily from increased customer sales of approximately $200,000, and a rate increase offset by federal tax refunds mandated by the NYSPSC.

Other Operating revenues increased $224,345 during the three months and $ 304,352 during the six months ended March 31, 2019 compared to the same periods last year. The drivers for the Other Operating Revenues changes for the three and six month period are detailed in the table below:

The following table summarizes our utility operating revenue:

	Three months ended March 31,		Six months ended March 31,
	2019	2018	2019	2018
Retail electric revenue:
Residential	$1,193,040	$992,780	$2,381,159	$1,929,552
Commercial	1,066,842	910,682	2,270,904	1,835,747
Street lights	32,744	29,942	67,039	68,674
Total retail electric revenue	$2,292,626	$1,933,404	$4,719,102	$3,833,973

Retail gas revenue:
Residential	$7,284,866	$7,277,584	$11,660,808	$10,866,355
Commercial	1,282,561	1,237,096	1,992,045	1,799,265
Transportation	1,523,125	1,524,495	2,641,553	2,722,459
Wholesale	886,322	860,601	1,650,973	1,389,052
Total retail gas revenue	$10,976,874	$10,899,776	$17,945,379	$16,777,131

Total retail revenue	$13,269,500	$12,833,180	$22,664,481	$20,611,104

Local production	176,875	213,864	363,149	432,947
Other utility gas and electric revenues	272,453	11,119	158,804	(215,346)
Total revenue	$13,718,828	$13,058,163	$23,186,434	$20,828,705

The following tables further summarize other utility revenues on the operating revenue table:

	Three months ended March 31,		Six months ended March 31,
	2019	2018	2019	2018
Other utility gas and electric revenues:
Customer discounts forfeited	$62,214	$30,582	$100,435	$45,966
Reconnect fees	108	1,108	1,119	1,974
Other gas and electric revenues (see below)	212,899	(20,759)	56,660	(264,529)
Surcharges	(2,768)	188	590	1,243
Total other utility revenues	$272,453	$11,119	$158,804	$(215,346)

	Three months ended March 31,		Six months ended March 31,
	2019	2018	2019	2018
Other gas and electric revenues:
Delivery Rate Adjustment (DRA) carrying costs	$1,937	$1,962	$4,062	$1,962
Contract customer reconciliation	(78,624)	(36,976)	(69,483)	(65,354)
Monthly RDM amortizations	(62,093)	(2,011)	(263,481)	(181,619)
Local production revenues	13,176	26,573	20,030	(10,474)
2017 Jobs Act federal income tax reconciliation	321,999	-	367,102	-
Leak backlog performance incentive	(7,161)	-	(24,147)	-
Annual DRA reconciliation	-	(75,357)	-	(74,094)
All other	23,665	65,050	22,577	65,050
Total other gas revenues	$212,899	$(20,759)	$56,660	$(264,529)

Gas purchases are our largest expenses. Purchased gas expense decreased $11,624 for the three months and increased $826,855 for the six months ended March 31, 2019, compared to the same periods last year. The increase in costs for the six months ended March 31, 2019 is due primarily to higher gas costs of $537,453 at Corning Gas compared to the same six months in fiscal 2018. The remaining difference of $289,402 is a result of increased volumes. Electricity costs increased by $363,010 for the three months and by $718,546 for the six months ended March 31, 2019 due to higher electricity prices at Pike.

Gas Margin (the excess of utility gas revenues over the cost of natural gas purchased) percentage increased 0.79% for the three months ended March 31, 2019 compared to the same period last year The increase primarily results from decrease for gas cost expense of (11,624) and higher revenues from a rate increase offset by federal tax refunds mandated by the NYSPSC..  The Margin decreased of 2.05% for the six months ended March 31, 2019 compared to the same period last year.  Gas margins for the six months ended March 31, 2019 decreased as a result of increased gas cost expense of $826,855 and Federal Tax refunds mandated by the NYPSC. This margin decrease is offset by the rate increases that were effective June 1, 2017 and June 1, 2018.  Electric Margin (the excess of electric revenues over the cost) percentage decreased 10.10% for the three months ended March 31, 2019 compared to the same period last year and decreased 9.08% for the six months ended March 31, 2019 compared to the same period last year, primarily because of higher prices of purchased electricity costs for the period.

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Utility Gas Revenues	$11,334,913	$11,116,721	$18,401,991	$16,986,693
Natural Gas Purchased	3,937,631	3,949,255	6,232,300	5,405,445
Margin	$7,397,282	$7,167,466	$12,169,691	$11,581,248
Margin %	65.26%	64.47%	66.13%	68.18%

Utility Electric Revenues	$2,383,915	$1,941,442	$4,784,443	$3,842,012
Electricity Purchased	899,390	536,380	1,876,620	1,158,074
Margin	$1,484,525	$1,405,062	$2,907,823	$2,683,938
Margin %	62.27%	72.37%	60.78%	69.86%

Operating and Interest Expenses

Operating and maintenance expense for the three and six months ended March 31, 2019, decreased by $318,141 and $444,529, respectively, compared to the three months and six months ended March 31, 2018. The decrease in expenses for the six month period was due primarily from lower cost of Pike overhead line and distribution expenses of $73,765, lower bad debt expense of $67,689, reduced legal expenses of $70,989, and the remaining decrease results primarily from  lower customer service and administrative and general expenses.  Taxes other than income taxes increased $89,655 and $176,848 for the three and six months ended March 31, 2019, respectively. The increase was primarily due to property tax increases of $60,736 and Gross Receipts Tax (“GRT”) expense of $83,337. Depreciation expense for the three and six months ended March 31, 2019 increased by $44,636 and $57,300, respectively compared to the same periods last year due to increases in utility plant placed in service. Interest expenses for the three and six months ended March 31, 2019, increased by $59,570 and $104,026, respectively compared to the same periods last year mainly due to additional interest costs associated with higher levels of outstanding debt attributed to capital expenditures.

Net Income

As a result of the foregoing, net income increased by $727,798 for the three months and $1,056,955 for the six months ended March 31, 2019 compared to the same periods in fiscal 2018. This increase was mainly due to the rate increase at the Gas Company. This increase was offset by regulatory amortization, rate case expenses and Pike’s minor storm costs, as well as, higher depreciation expense.

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

The Gas Company’s internally generated cash from operating activities consists of net income, adjusted for non-cash expenses, and changes in operating assets and liabilities. Non-cash items include depreciation and amortization; gain on investment and deferred income taxes. Over or under-recovered gas costs significantly impact cash flow. In addition, there are significant year-to-year changes in regulatory assets that impact cash flow. The Gas Company’s cash flow is seasonal. Cash expenditures are the highest in the summer and fall months when we refill gas storage and conduct our construction programs. Our cash receipts are highest during the heating season. At Pike cash flow is strongest in the winter and summer when customer demand for natural gas and electricity are highest. Given year round electric sales, Pike is less seasonal than the Gas Company.

On April 13, 2016, the Gas Company filed a petition in Case 16-G-0204 with the NYPSC, to defer leak repair and survey costs over and above the amounts permitted to be recovered in rates for 2015. See “Corning Gas Company” under “Regulatory Matters” herein for additional information.

Capital expenditures are the principal use of internally generated cash flow.  To fund capital expenditures, the Gas Company and Pike need to draw on both operating cash and new debt. In fiscal year 2019 to date, the Gas Company has spent approximately $3.0 million on projects and safety-related infrastructure improvements. This, in conjunction with our growth projects, creates liquidity pressure on the Holding Company. We anticipate that our aggressive capital construction program will continue to require the Holding Company to raise new debt and/or equity.

Cash flows from financing activities of the Company consist of repayment of long-term debt, new long-term borrowing, borrowings and repayments under our lines-of-credit and quarterly dividend payments. For the Gas Company’s operations, it has an $8.0 million revolving line of credit with M&T Bank. Interest is a variable rate determined by the Gas Company’s funded debt to EBITDA ratio calculated ninety days after the end of each quarter added to the daily LIBOR rate with no additional collateral or covenants beyond those included in the M&T Bank term notes. See Note 4 - Financing Activities of the notes to the consolidated financial statements above for further information. The amount outstanding under this line on March 31, 2019 was $5.6 million with an interest rate of 5.1%. The Gas Company was in compliance with all of its loan covenants as of March 31, 2019.

For Pike’s operations, it has an $2.0 million revolving line of credit with M&T Bank. Interest is a variable rate determined by Pike’s funded debt to EBITDA ratio calculated ninety days after the end of each quarter added to the daily LIBOR rate with no additional collateral or covenants beyond those included in the M&T Bank term notes. See Note 4 - Financing Activities of the notes to the consolidated financial statements above for further information. The amount outstanding under this line on March 31, 2019 was approximately $956,000 with an interest rate of 5.95%. Pike was in compliance with all of its loan covenants as of March 31, 2019.

During this quarter, we mainly withdrew gas from storage and as of March 31, 2019, had a balance of $591,601 worth of gas in storage, the volume in storage at March 2019 was 227,780 Mcf at an average price of $2.60 per Mcf. At March 31, 2018, the Company had a balance of $102,194 worth of gas in storage, the volume in storage at March 2018 was 46,463 Mcf at an average price of $2.20 per Mcf. During the next quarter, the Gas Company expects to be injecting gas into storage to have sufficient gas to supply customers for the winter season.

As of March 31, 2019, we believe that cash flow from operating activities and borrowings under our lines of credit will be sufficient to satisfy our working capital and debt service requirements over the next twelve months. We believe primarily new debt will be required to satisfy our capital expenditures to finance our internal growth needs for the next twelve months.

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

The PAPUC issued an order on February 7, 2019 in Docket S-2019-3007089 and S-2019-3007332 authorizing Pike to issue debt in the amount of $2,732,154. The authorization expires on December 31, 2019, if the transaction has not taken place by that date.

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

On January 15, 2019 Leatherstocking Gas filed a petition with the PAPUC requesting a Securities Certificate for issuance of additional debt refinance in the amount of $8,748,742. That petition was approved February 28, 2019.

Critical Accounting Policies

Our significant accounting policies are described in the notes to the Consolidated Financial Statements in the Holding Company’s Form 10-K for the year ended September 30, 2018, filed on December 20, 2018. There have been no significant changes in our accounting policies during the six months ended March 31, 2019. The adoption of Accounting Standards Codification 606 did not impact the amount or timing of the Company’s revenues and expenses.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2019, the Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. Based upon the Company’s evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2019.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that was conducted during the last fiscal quarter for the Company, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures.

Not applicable

Item 5.	Other Information.

None

Item 6. Exhibits.

31.1**	Certification of the Chief Executive Officer and President pursuant to 17 CFR Section 240.13a-14
31.2**	Certification of the Chief Financial Officer and Treasurer pursuant to 17 CFR Section 240.13a-14
32.1**	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to
18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Corning Natural Gas Holding Corporation Quarterly Report on Form
10Q for the period ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language):
(i) the Consolidated Balance Sheets at March 31, 2019 and September 30, 2018,
(ii) the Consolidated Statements of Income and Comprehensive Income for the three months and six months ended March 31, 2019 and March 31, 2018.
(iii) the Consolidated Statements of Cash Flows for the six months ended March 31, 2019 and March 31, 2018, and
(iv) related notes to the Condensed Consolidated Financial Statements

** Filed herewith *** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORNING NATURAL GAS HOLDING CORPORATION

Date: May 10, 2019 By: /s/ Michael I. German

Michael I. German, Chief Executive Officer and President

(Principal Executive Officer)

Date: May 10, 2019 By: /s/ Firouzeh Sarhangi

Firouzeh Sarhangi, Chief Financial Officer and Treasurer

(Principal Financial and Accounting Officer)

