Form 10-Q
period 2019-06-30
Corning Natural Gas Holding Corp
filed 2019-08-13
CIK 1582244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

(607) 936-3755

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding as of August 13, 2019
Common Stock, $.01 par value	3,043,760

1

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements
CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
	Unaudited
Assets	June 30, 2019	September 30, 2018

Plant:
Utility property, plant and equipment	$118,885,594	$114,559,199
Less: accumulated depreciation	(28,655,599)	(26,966,064)
Total plant, net	90,229,995	87,593,135

Investments:
Marketable securities at fair value	2,167,876	2,193,578
Investment in joint ventures	2,725,251	2,740,575
	4,893,127	4,934,153

Current assets:
Cash and cash equivalents	226,443	219,962
Customer accounts receivable, (net of allowance for
uncollectible accounts of $200,677 and $228,666, respectively)	2,970,969	3,350,700
Other accounts receivable	93,552	385,987
Related party receivables	195,420	208,876
Gas stored underground, at average cost	790,450	1,620,916
Materials and supplies inventories	2,668,067	1,818,974
Prepaid expenses	2,230,083	1,468,030
Total current assets	9,174,984	9,073,445

Regulatory and other assets:
Regulatory assets:
Unrecovered gas and electric costs	677,850	1,236,124
Deferred regulatory costs	3,580,567	4,279,839
Deferred pension	3,985,439	4,043,072
Other	567,888	583,437
Total regulatory and other assets	8,811,744	10,142,472

Total assets	$113,109,850	$111,743,205

See accompanying notes to consolidated financial statements

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

	Unaudited
Liabilities and capitalization	June 30, 2019	September 30, 2018

Long-term debt, less current installments	$35,751,391	$36,975,484
Less: debt issuance costs	(281,947)	(338,903)
Total long-term debt	35,469,444	36,636,581

Redeemable preferred stock - Series A	5,181,630	5,166,082
(Authorized 255,500 shares. Issued and outstanding:
210,600 shares at June 30, 2019 and September 30, 2018,
less issuance costs of $83,370 and $98,918, respectively)

Current liabilities:
Current portion of long-term debt	3,899,215	3,793,998
Borrowings under lines-of-credit and short-term debt	6,594,296	6,662,357
Accounts payable	2,183,690	3,247,376
Accrued expenses	496,591	410,237
Customer deposits and accrued interest	943,916	1,227,398
Dividends declared	501,688	483,806
Total current liabilities	14,619,396	15,825,172

Deferred credits and other liabilities:
Deferred income taxes	6,221,699	4,896,771
Regulatory liabilities	3,609,030	3,777,495
Deferred compensation	1,386,087	1,412,345
Pension costs and post-retirement benefits	6,298,195	6,016,240
Other	250,466	219,948
Total deferred credits and other liabilities	17,765,477	16,322,799

Commitments and contingencies	—	—

Temporary equity:
Redeemable convertible preferred stock - Series B
(Authorized 244,500 shares. Issued and outstanding:
244,263 shares at June 30, 2019 and September 30, 2018)	4,963,132	4,951,847

Common stockholders' equity:
Common stock ($.01 par value per share.	30,410	30,218
Authorized 4,500,000 shares. Issued and
outstanding: 3,041,051 shares at June 30, 2019
and 3,021,851 at September 30, 2018)
Additional paid-in capital	27,638,822	27,320,162
Retained earnings	7,448,915	5,399,751
Accumulated other comprehensive (loss) income	(7,376)	90,593
Total common stockholders' equity	35,110,771	32,840,724

Total liabilities and capitalization	$113,109,850	$111,743,205

See accompanying notes to consolidated financial statements.

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)	Three Months Ended		Nine Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Utility operating revenues:
Gas operating revenues	$5,475,533	$5,547,695	$23,877,524	$22,534,388
Electric operating revenues	1,467,575	2,068,433	6,252,018	5,910,445
Total utility operating revenues	6,943,108	7,616,128	30,129,542	28,444,833

Costs of sales:
Gas purchased	1,266,954	1,351,932	7,499,254	6,757,377
Electricity purchased	426,859	481,066	2,303,479	1,639,140
Total cost of sales	1,693,813	1,832,998	9,802,733	8,396,517

Gross margin	5,249,295	5,783,130	20,326,809	20,048,316

Cost and expense:
Operating and maintenance expense	2,816,156	2,736,239	8,444,362	8,719,143
Taxes other than income taxes	839,146	977,671	2,763,673	2,725,350
Depreciation	626,074	593,401	1,866,728	1,776,755
Other deductions, net	123,221	110,250	369,799	346,869
Total costs and expenses	4,404,597	4,417,561	13,444,562	13,568,117

Utility operating income	844,698	1,365,569	6,882,247	6,480,199

Other income and (expense):
Interest expense	(559,292)	(487,226)	(1,776,491)	(1,600,399)
Other income (expense)	(173,366)	(205,485)	(449,068)	(549,635)
Investment income	34,454	3,030	94,352	62,525
Loss from joint ventures	(56,877)	(51,861)	(15,324)	(16,595)
Rental income	7,638	12,138	27,414	36,414

Income from utility operations, before income taxes	97,255	636,165	4,763,130	4,412,509

Income tax expense	(58,875)	(301,270)	(1,326,628)	(1,736,447)

Net income	38,380	334,895	3,436,502	2,676,062
Less: Series B Preferred Stock Dividends	61,065	61,065	183,197	183,197
Net income (loss) attributable to common stockholders	($22,685)	$273,830	$3,253,305	$2,492,865

5

Weighted average earnings (loss) per share:
	basic	($0.01)	$0.09	$1.07	$0.83
	diluted	($0.01)	$0.09	$1.03	$0.81

Average shares outstanding - basic		3,038,864	3,012,975	3,032,342	3,007,339
Average shares outstanding - diluted		3,038,864	3,012,975	3,325,458	3,300,454

See accompanying notes to consolidated financial statements

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)	Three Months Ended			Nine Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net income	$38,380	$334,895	$3,436,502	$2,676,062
Other comprehensive income (loss):
Net unrealized gain (loss) on debt securities available for sale
net of tax of ($2,364), $3,224, $820 and ($675), respectively	(6,233)	7,306	2,162	(1,782)

Total comprehensive income	$32,147	$342,201	$3,438,664	$2,674,280

See accompanying notes to consolidated financial statements

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES
Consolidated Statement of Changes in Common Stockholders' Equity For the Three and Nine Months ended June 30, 2019 and 2018
(Unaudited)
					Accumulated
	Number of	Common	Additional Paid In	Retained	Other Comprehensive
	Shares	Stock	Capital	Earnings	(Loss)	Total

Balances at March 31, 2019	3,035,482	$30,355	$27,543,011	$7,912,222	($1,143)	$35,484,445

Issuance of common stock	5,569	55	95,811	—	—	95,866
Dividends declared on common ($0.145 per share)	—	—	—	(440,622)	—	(440,622)
Dividends declared on Preferred B shares ($0.25 per share)	—	—	—	(61,065)	—	(61,065)
Comprehensive income:
Change in unrealized loss on
debt securities available for sale, net of income taxes	—	—	—	—	(6,233)	(6,233)
Net income	—	—	—	38,380	—	38,380
Balances at June 30, 2019	3,041,051	$30,410	$27,638,822	$7,448,915	($7,376)	$35,110,771

					Accumulated
	Number of	Common	Additional Paid In	Retained	Other Comprehensive
	Shares	Stock	Capital	Earnings	Income (Loss)	Total

Balances at September 30, 2018	3,021,851	$30,218	$27,320,162	$5,399,751	$90,593	$32,840,724

Adoption of accounting standard (See Note 1)	—	—	—	100,131	(100,131)	—
Issuance of common stock	19,200	192	318,660	—	—	318,852
Dividends declared on common ($0.43 per share)	—	—	—	(1,304,272)	—	(1,304,272)
Dividends declared on Preferred B shares ($0.75 per share)	—	—	—	(183,197)	—	(183,197)
Comprehensive income:
Change in unrealized gain on
debt securities available for sale, net of income taxes	—	—	—	—	2,162	2,162
Net income	—	—	—	3,436,502	—	3,436,502
Balances at June 30, 2019	3,041,051	$30,410	$27,638,822	$7,448,915	($7,376)	$35,110,771

					Accumulated
	Number of	Common	Additional Paid In	Retained	Other Comprehensive
	Shares	Stock	Capital	Earnings	Income (Loss)	Total

Balances at March 31, 2018	3,010,207	$30,102	$27,138,301	$6,563,452	$48,430	$33,780,285

Issuance of common stock	5,856	59	95,192	—	—	95,251
Dividends declared on common ($0.14 per share)	—	—	—	(421,932)	—	(421,932)
Dividends declared on Preferred B shares ($0.25 per share)	—	—	—	(61,065)	—	(61,065)
Comprehensive income:
Change in unrealized gain on securities available for sale, net of income taxes	—	—	—	—	7,306	7,306
Net income	—	—	—	334,895	—	334,895
Balances at June 30, 2018	3,016,063	$30,161	$27,233,493	$6,415,350	$55,736	$33,734,740

					Accumulated
	Number of	Common	Additional Paid In	Retained	Other Comprehensive
	Shares	Stock	Capital	Earnings	Income (Loss)	Total

Balances at September 30, 2017	2,994,797	$29,948	$27,084,738	$5,170,855	$57,518	$32,343,059

Issuance of common stock	21,266	213	301,919	—	—	302,132
Dividends declared on common ($0.415 per share)	—	—	—	(1,248,370)	—	(1,248,370)
Dividends declared on Preferred B shares ($0.75 per share)	—	—	—	(183,197)	—	(183,197)
Stock issuance costs	—	—	(153,164)	—	—	(153,164)
Comprehensive income:
Change in unrealized loss on securities available for sale, net of income taxes	—	—	—	—	(1,782)	(1,782)
Net income	—	—	—	2,676,062	—	2,676,062
Balances at June 30, 2018	3,016,063	$30,161	$27,233,493	$6,415,350	$55,736	$33,734,740

See accompanying notes to consolidated financial statements

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months Ended
	June 30, 2019	June 30, 2018
Cash flows from operating activities:
Net income	$3,436,502	$2,676,062
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	1,866,728	1,776,755
Amortization of debt issuance cost	83,063	95,485
Non-cash pension expenses	706,071	997,133
Regulatory asset amortizations	465,921	208,700
Stock issued for services	185,429	180,032
Loss on sale of marketable securities	2,378	31,152
Unrealized gain on investments	(76,947)	—
Deferred income taxes	1,326,628	1,736,447
Bad debt expense	212,000	192,189
Loss from joint ventures	15,324	16,595

Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	460,166	(843,494)
Gas stored underground	830,466	323,339
Materials and supplies inventories	(849,093)	(340,940)
Prepaid expenses	(762,053)	(385,075)
Unrecovered gas and electric costs	558,274	124,435
Deferred regulatory costs	209,818	91,842
Other	15,549	2,956
Increase (decrease) in:
Accounts payable	(1,063,686)	289,056
Accrued expenses	88,899	(1,212,638)
Customer deposits and accrued interest	(283,482)	(514,006)
Deferred compensation	(26,258)	(13,111)
Deferred pension costs & post-retirement benefits	(366,483)	(813,254)
Other liabilities and deferred credits	(139,647)	541,013
Net cash provided by operating activities	6,895,567	5,160,673

Cash flows from investing activities:
Sale of securities, net of purchases	102,433	43,659
Amount received from (paid to) related parties	10,911	(38,721)
Capital expenditures	(4,447,201)	(3,823,512)
Net cash used in investing activities	(4,133,857)	(3,818,574)

Cash flows from financing activities:
Net repayments on lines-of-credit and short-term debt	(68,061)	(819,164)
Debt issuance costs paid	(32,128)	(149,523)
Dividends paid	(1,336,164)	(1,289,948)
Proceeds under long-term debt	1,669,120	40,200,000
Repayment of long-term debt	(2,787,996)	(39,516,432)
Net cash used in financing activities	(2,555,229)	(1,575,067)
Net increase (decrease) in cash and cash equivalents	6,481	(232,968)

Cash and cash equivalents at beginning of period	219,962	442,930

Cash and cash equivalents at end of period	$226,443	$209,962

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,686,621	$1,371,503
Income taxes	$—	$42,372
Non-cash financing activities:
Dividends paid with shares	$133,423	$125,548
Number of shares issued for dividends	7,300	7,091

See accompanying notes to consolidated financial statements.

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 – Basis of Presentation

Corning Natural Gas Holding Corporation (“Holding Company”) was incorporated in New York in July 2013 to serve as a holding company for Corning Natural Gas Corporation (the “Gas Company” or “Corning Gas”) and its dormant subsidiary Corning Natural Gas Appliance Corporation (“Appliance Company”). Pike County Light & Power Company (“Pike”) is also a wholly-owned subsidiary of the Holding Company. The Holding Company has 50% ownership interests in our joint ventures Leatherstocking Gas Company, LLC (“Leatherstocking Gas”), its subsidiary, Leatherstocking Gas Development Corporation, and Leatherstocking Pipeline Company, LLC (“Leatherstocking Pipeline”). As used in this document, the term “the Company” refers to the consolidated operations of the Holding Company, Gas Company and Pike.

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

We adopted ASC 606 using the modified retrospective method, whereby the cumulative effect of the adoption is required to be recorded as an adjustment to retained earnings. For the three and nine months ended June 30, 2019, the Company recognized revenues from contracts with customers in accordance with ASC 606. The revenues recognized were equivalent to the revenues that would have been recognized had the Companies not adopted ASC 606 and had recognized all revenues in accordance with ASC 605 – Revenue Recognition (ASC 605). For the three and nine months ended June 30, 2018, the Company recognized revenues, including revenues from contracts with customers, in accordance with ASC 605. No prior period adjustment or charge to retained earnings for cumulative impact was required as a result of the Company’s adoption of ASC 606. ASC 606 also provides for certain other disclosures which are included in Note 2.

In March 2017, the FASB issued authoritative guidance related to the presentation of net periodic pension cost and net periodic postretirement benefit cost. The new guidance requires segregation of the service cost component from the other components of net periodic pension cost and net periodic postretirement benefit cost for financial reporting purposes. The service cost component is to be presented on the income statement in the same line items as other compensation costs included within Operating Expenses and the other components of net periodic pension cost and net periodic postretirement benefit cost are to be presented on the income statement below the subtotal labeled Operating Income (Loss). Under this guidance, the service cost component is eligible to be capitalized as part of the cost of inventory or property, plant and equipment while the other components of net periodic pension cost and net periodic postretirement benefit cost are generally not eligible for capitalization, unless allowed by a regulator. The Company adopted this guidance effective October 1, 2018. The Company applied the guidance retrospectively for the pension and postretirement benefit costs using amounts disclosed in prior period financial statement notes as estimates for the reclassifications in accordance with a practical expedient allowed under the guidance. Operation and maintenance expenses decreased $487,871 and $590,740 and Other Income (expense) increased by the same amount for the nine months ended June 30, 2019 and 2018 respectively as a result of the reclassifications. Operation and maintenance expenses decreased $162,623 and $196,914 and Other Income (expense) increased by the same amount for the three months ended June 30, 2019 and 2018 respectively as a result of the reclassifications.

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

Note 2 – Revenue From Contracts With Customers

The following tables present, for the three and nine months ended June 30, 2019, revenue from contracts with customers as defined in ASC 606, as well as additional revenue from sources other than contracts with customers, disaggregated by major source.

	For the three months ended June 30, 2019
	Revenues from contracts with customers	Other revenues (a)	Total utility operating revenues
Corning Gas:
Residential gas	$3,289,092	$3,432	$3,292,524
Commercial gas	481,535	(27,031)	454,504
Transportation	945,835	—	945,835
Street lights gas	108	—	108
Wholesale	357,364	—	357,364
Local production	162,708	—	162,708
Total Corning Gas	$5,236,642	($23,599)	$5,213,043

Pike:
Residential gas	$195,908	$6,121	$202,029
Commercial gas	60,461	—	60,461
Total Pike retail gas	256,369	6,121	262,490

Residential electric	603,535	(6,943)	596,592
Commercial electric	841,150	—	841,150
Electric – street lights	29,833	—	29,833
Total Pike retail electric	1,474,518	(6,943)	1,467,575

Total Pike	$1,730,887	($822)	$1,730,065

Total consolidated utility operating revenue	$6,967,529	($24,421)	$6,943,108

(a) Other revenues include revenue from alternative revenue programs, such as revenue decoupling mechanisms under New York gas rate plans and weather normalization clauses. This also reflects reductions in revenues resulting from the deferral as regulatory liabilities of the net benefits of the federal Tax Cuts and Jobs Act of 2017. See “Regulatory Matters” in Note 10.

	For the nine months ended June 30, 2019
	Revenues from contracts with customers	Other revenues (a)	Total utility operating revenues
Corning Gas:
Residential gas	$13,913,428	$156,987	$14,070,415
Commercial gas	2,228,169	(96,514)	2,131,655
Transportation	3,587,388	—	3,587,388
Street lights gas	363	—	363
Wholesale	2,008,337	—	2,008,337
Local production	525,857	—	525,857
Total Corning Gas	$22,263,542	$60,473	$22,324,015

Pike:
Residential gas	$1,232,125	$15,511	$1,247,636
Commercial gas	305,873	—	305,873
Total Pike retail gas	1,537,998	15,511	1,553,509

Residential electric	2,984,694	58,398	3,043,092
Commercial electric	3,112,054	—	3,112,054
Electric – street lights	96,872	—	96,872
Total Pike retail electric	6,193,620	58,398	6,252,018

Total Pike	$7,731,618	$73,909	$7,805,527

Total consolidated utility operating revenue	$29,995,160	$134,382	$30,129,542

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

Note 3 - Pension and Other Post-Retirement Benefit Plans

Components of Net Periodic Benefit Cost:

Pension Benefits
	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Service Cost	$116,453	$107,161	$349,360	$321,482
Interest Cost	258,774	240,301	776,323	720,902
Expected return on plan assets	(319,966)	(300,205)	(959,898)	(900,614)
Amortization of net gain	212,665	242,497	637,996	727,491
Net periodic benefit cost	$267,926	$289,754	$803,781	$869,261

Other Benefits
	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Service Cost	$4,123	$4,445	$12,369	$13,336
Interest Cost	11,939	12,060	35,817	36,180
Amortization of prior service cost	888	887	2,664	2,660
Amortization of net (gain) loss	(1,677)	1,374	(5,032)	4,121
Net periodic benefit cost	$15,273	$18,766	$45,818	$56,297

For ratemaking and financial statement purposes, pension expense represents the amount approved by the NYPSC in the Gas Company’s most recently approved rate case. Pension expense for ratemaking and financial statement purposes was $221,152 for the three months ended June 30, 2019 and $219,000 for the three months ended June 30, 2018. Pension expense for ratemaking and financial statement purposes was $663,457 for the nine months ended June 30, 2019 and $656,000 for the nine months ended June 30, 2018. Total pension costs are recorded in accordance with accounting prescribed by the NYPSC in 1993. The cumulative net difference between the pension expense for ratemaking and financial statement purposes, since 1993, has been deferred as a regulatory asset and amounted to $792,492 and $874,689 at June 30, 2019 and June 30, 2018, respectively.

The NYPSC has allowed the Gas Company to recover incremental costs associated with other post-retirement benefits through rates on a current basis. Other post-retirement benefit expense (benefit) (OPEB) for ratemaking and financial statement purposes was $16,408 for the three months ended June 30, 2019 and $15,000 for the three months ended June 30, 2018. Other post-retirement benefit expense (benefit) for ratemaking and financial statement purposes was $42,614 for the nine months ended June 30, 2019 and $44,000 for the nine months ended June 30, 2018. The difference between the other post-retirement benefit expense (benefit) for ratemaking and financial statement purposes, and the amount computed above has been deferred as a regulatory asset.

The Company has adopted (see Note 1) the FASB issued authoritative guidance related to the presentation of net periodic pension cost and net periodic postretirement benefit cost. The new guidance requires segregation of the service cost component from the other components of net periodic pension cost and net periodic postretirement benefit cost for financial reporting purposes.  The service cost component is to be presented on the income statement in the same line items as other compensation costs included within Operating Expenses and the other components of net periodic pension cost and net periodic postretirement benefit cost are to be presented on the income statement below the subtotal labeled Operating Income (Loss). Operation and maintenance expenses decreased $487,871 and Other Income (expense) increased by the same amount for the nine months ended June 30, 2019 as a result of the reclassifications. Operation and maintenance expenses decreased $590,740 and Other Income (expense) increased by the same amount for the nine months ended June 30, 2018 as a result of the reclassifications. For the three month period ended June 30, 2019 and 2018 Operation and maintenance expenses decreased and Other Income (expense) increased by $173,366 and $205,445 respectively. Total pension and OPEB costs are recorded in accordance with accounting prescribed by the NYPSC in 1993 and 1998 respectively. The FASB guidance and income statement presentation does not affect the recoverability of service cost component and the other components of net periodic pension and postretirement benefit cost from customers.

Contributions

The Gas Company expects to contribute $711,098 to its Pension Plan during the year ending September 30, 2019. A total of $577,045 was paid to the Pension Plan during the nine months ending June 30, 2019 and $830,046 was paid to the Pension Plan during the nine months ended June 30, 2018.

Note 4 – Financing Activities

On August 15, 2018, the Gas Company entered into a $3.6 million multiple disbursement term note with Manufactures and Traders Trust Company (“M&T”) which permitted draws from time to time for capital expenditures in accordance with its terms until October 31, 2018 at which time amounts outstanding under the note totaling $3.6 million converted to a ten year term loan, payable in 119 equal monthly installments with an additional final installment of unpaid principal and interest due on November 30, 2028.  Before converting to a term loan, borrowings on the note had a variable interest rate of the one-month LIBOR rate plus 3% (5.26% as of September 30, 2018).  After October 31, 2018, the interest rate was fixed at 4.71%.  Additional terms of this note are substantially the same as those in the Gas Company’s November 2017 Credit Agreement with M&T.  As of June 30, 2019, the outstanding balance of this note was approximately $3.5 million.

On December 4, 2018, Pike entered into a demand note with M&T for $510,000, payable in 364 days unless otherwise converted into a term note (“replacement term note”).  On February 1, 2019 Pike converted the $510,000 demand note to a 10 year term loan with a fixed interest rate of 4.89%. As of June 30, 2019, the outstanding balance of this note was $489,659.

On June 27, 2019, the Gas Company entered into a $3.127 million multiple disbursement term note with M&T which permits draws from time to time for capital expenditures in accordance with its terms until October 31, 2019 at which time amounts outstanding under the note totaling $3.127 million convert to a ten year term loan, payable in 119 equal monthly installments with an additional final installment of unpaid principal and interest due on November 30, 2029.  Before converting to a term loan, borrowings on the note have a variable interest rate of the one-month LIBOR rate plus 3% (5.4375% as of June 30, 2019).  After October 31, 2019, the interest rate will be fixed at 1.80 percentage points above the sum of the yield on United States Treasury Obligations adjusted to a constant maturity of ten (10) years in effect two (2) New York Business Days prior to the Amortization Commencement Date, as published by the Board of Governors of the Federal Reserve System in the Federal Reserve Statistical Release H.15 (519), or by such other quoting service, index or commonly available source utilized by M&T.   Additional terms of this note are substantially the same as those in the Gas Company’s November 2017 Credit Agreement with M&T.  As of June 30, 2019, the outstanding balance of this note was approximately $1.832 million.

On June 27, 2019, Pike Light & Power Company entered into a $2.072 million multiple disbursement term note with M&T which permits draws from time to time for capital expenditures in accordance with its terms until October 31, 2019 at which time amounts outstanding under the note totaling $2.072 million convert to a ten year term loan, payable in 119 equal monthly installments with an additional final installment of unpaid principal and interest due on November 30, 2029.  Before converting to a term loan, borrowings on the note have a variable interest rate of the one-month LIBOR rate plus 3% (5.4375% as of June 30, 2019).  After October 31, 2019, the interest rate will be fixed at 1.80 percentage points above the sum of the yield on United States Treasury Obligations adjusted to a constant maturity of ten (10) years in effect two (2) New York Business Days prior to the Amortization Commencement Date, as published by the Board of Governors of the Federal Reserve System in the Federal Reserve Statistical Release H.15 (519), or by such other quoting service, index or commonly available source utilized by M&T.   Additional terms of this note are substantially the same as those in the Gas Company’s November 2017 Credit Agreement with M&T.  As of June 30, 2019, the outstanding balance of this note was approximately $1.639 million.

We are in compliance with our financial covenant calculations as of June 30, 2019.

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

The Holding Company has determined the fair value of certain assets through application of FASB ASC 820 “Fair Value Measurements and Disclosures”.

Fair value of assets and liabilities measured on a recurring basis at June 30, 2019 and September 30, 2018 are as follows:

Fair Value Measurements at Reporting Date Using:

	Fair Value	Quoted Prices In Active Markets for Identical Assets/Liabilities (Level 1)	Level 2	Level 3
June 30, 2019
Available-for-sale securities	$2,167,876	$2,167,876	$—	$—
September 30, 2018
Available-for-sale securities	$2,193,578	$2,193,578	$—	$—

A summary of the marketable securities at June 30, 2019 and September 30, 2018 is as follows:

	Cost Basis	Unrealized Gain	Unrealized Loss	Market Value
June 30, 2019
Cash and equivalents	$117,713	$—	$—	$117,713
Metlife stock value	39,395	—	—	39,395
Government and agency bonds	264,706	6,711	—	271,417
Corporate bonds	177,249	3,098	—	180,347
Mutual funds	22,359	366	—	22,725
Holding Company Preferred A Stock	572,876	41,246	—	614,122
Equity securities	771,299	150,858	—	922,157
Total securities	$1,965,597	$202,279	$—	$2,167,876

September 30, 2018
Cash and equivalents	$158,210	$—	$—	$158,210
Metlife stock value	38,197	—	—	38,197
Government and agency bonds	264,376	—	9,246	255,130
Corporate bonds	193,526	—	3,716	189,810
Mutual funds	22,359	—	292	22,067
Holding Company Preferred A Stock	572,875	—	23,144	549,731
Equity securities	813,215	167,218	—	980,433
Total securities	$2,062,758	$167,218	$36,398	$2,193,578

Realized gains included in earnings for the periods reported in investment income are as follows:

Investment Income
	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Net realized gains and (losses) recognized during the period on investments	$7,042	$4,185	($2,378)	$31,152

Unrealized gains on equity securities included in investment income for the three and nine months ended June 30, 2019 were $18,014 and $76,947, respectively. Unrealized gains of $0 and $0 were included in investment income for the three and nine months ended June 30, 2018, respectively.

Financial assets and liabilities valued using level 1 inputs are based on unadjusted quoted market prices as of the close of business on the days noted within active markets.

Note 6 – Stockholders’ Equity

For the three months ended June 30, 2019, there were a total of 5,569 shares of common stock issued for $95,866. For the nine months ended June 30, 2019 there were a total of 19,200 shares of common stock issued for $318,852. The amounts issued were for the following:

	Three months ended June 30, 2019		Nine months ended June 30, 2019
	Shares	Amount	Shares	Amount
Dividend reinvestment program (DRIP)	2,269	$45,992	7,300	$133,423
Directors	3,150	46,589	9,450	138,651
Leatherstocking Gas Company	150	3,285	450	8,778
Officers	—	—	2,000	38,000
Total	5,569	$95,866	19,200	$318,852

Shares issued to Leatherstocking Gas were used to compensate its independent director, Carl Hayden.

For the three months ended September 30, 2018, dividends were paid on October 12, 2018 to stockholders of record on September 30, 2018 in the amount of $422,740. For the quarter ended December 31, 2018, $423,836 was accrued for dividends paid on January 14, 2019 to stockholders of record on December 31, 2018. For the quarter ended March 31, 2019, $439,814 was accrued for dividends paid on April 15, 2019 to stockholders of record on March 31, 2019. For the quarter ended June 30, 2019, $440,622 was accrued for dividends paid on July 15, 2019 to stockholders of record on June 30, 2019.

Series A Cumulative Preferred Stock accrues cumulative dividends at a rate of 6.0% of the liquidation preference per share ($25.00) and are expected to be paid on or about the 14th day of April, July, October and January of each year and began October 14, 2016. For the three months ended September 30, 2018, dividends were paid on October 12, 2018 in the amount of $78,975. For the three months ended December 31, 2018, $78,975 was paid on January 14, 2019. For the three months ended March 31, 2019, $78,975 was accrued for dividends paid on April 15, 2019. For the three months ended June 30, 2019, $78,975 was accrued for dividends paid on July 15, 2019. Dividends on the Series A Cumulative Preferred Stock are reported as interest expense.

Series B Convertible Preferred Stock accrues cumulative dividends at a rate of 4.8% of the liquidation preference per share ($20.75) and are expected to be paid on or about the 14th day of April, July, October and January of each year and began October 14, 2016. At September 30, 2018 there was $61,066 accrued for Series B dividends paid on October 12, 2018. For the three months ended December 31, 2018, $61,066 was accrued for dividends paid on January 14, 2019. For the three months ended March 31, 2019, $61,066 was accrued for dividends paid on April 15, 2019. For the three months ended June 30, 2019, $61,065 was accrued for dividends paid on July 15, 2019. See Note 9 for additional information on the preferred stock, including its mandatory redemption provisions.

Basic earnings (loss) per share are computed by dividing income (loss) available for common stock (net income less dividends declared on Series B Preferred Stock) by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

293,116 shares of common stock issuable upon conversion of Series B Convertible Preferred Stock were excluded from the calculation of diluted earnings per share for the three months ended June 30, 2019 and 2018 because their inclusion would have been anti-dilutive.

Note 7 – Investment in Joint Ventures

The Holding Company has an interest in Leatherstocking Gas and Leatherstocking Pipeline (the Joint Ventures), each of which is a joint venture with Mirabito Regulated Industries, LLC, accounted for by the equity method.

The following table represents the Holding Company’s investment activity in the Joint Ventures for the nine months ended June 30, 2019 and 2018:

	2019	2018
Beginning balance in investment in joint ventures	$2,740,575	$2,707,406
Loss from joint ventures	(15,324)	(16,595)
Ending balance in joint ventures	$2,725,251	$2,690,811

As of and for the nine months ended June 30, 2019 and 2018, the Joint Ventures financial summary is as follows:

	2019	2018
Total assets	$13,000,000	$13,000,000
Total liabilities	$7,600,000	$7,600,000
Net loss	$31,000	$34,000

Note 8 – Income Taxes

Income tax expense for the periods ended June 30 are as follows:
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Current	$—	$—	$—	$—
Deferred	58,875	301,270	1,326,628	1,736,447
Total	$58,875	$301,270	$1,326,628	$1,736,447

Actual income tax expense differs from the expected tax expense (computed by applying the federal corporate tax rate of 21% before income tax expense) as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Expected federal tax expense	$20,423	$60,798	$1,000,257	$981,286
State tax expense (net of federal)	2,480	35,312	263,120	229,013
Federal income sur credit amortization	11,761	—	46,046	—
Regulatory deferral for tax rate difference	—	126,098	—	478,054
Prior period tax write off	—	—	(11,405)	—
Other, net	24,211	79,062	28,610	48,094
Actual tax expense	$58,875	$301,270	$1,326,628	$1,736,447

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

The PAPUC issued an order in Case M-2018-2641242 that requires the Company to return to customers the difference between the federal income tax allowance in base rates and the new statutory rate of 21%. Pike’s electric customers began receiving a total refund of $73,923 or decrease of 0.67% on their overall bill beginning October 1, 2018. This refund is subject to reconciliation and will remain in effect until Pike’s next base rate case. No refunds were ordered for Pike’s gas operation because amounts were not material. The impact of the change in the Tax Act on deferred regulatory balances will be deferred until the Company’s next base rate case. The Company has recorded those amounts as Regulatory Liabilities on the accompanying consolidated balance sheets.

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

Series A Preferred Stock accrues cumulative dividends at a rate of 6.0% of the liquidation preference per share ($25.00) and are expected to be paid on or about the 14th day of April, July, October and January of each year. The dates of record for the dividends, are March 31, June 30, September 30 and December 31, immediately preceding the relevant dividend payment date. On September 30, 2023, outstanding shares of Series A Preferred Stock will mature and be redeemed solely in cash at a redemption price equal to the liquidation preference per share plus an amount equal to all accrued but unpaid dividends subject to our having funds legally available for redemption under New York law. The dividends for each of the nine month periods ended June 30, 2019 and 2018 were $236,925, and these are recorded as interest expense. For the three months ended June 30, 2019 and 2018 the dividends were $78,975, and these are recorded as interest expense.

In accordance with ASC 480, because of the mandatory redemption feature this is treated as liability. The issuance costs are treated as debt issuance costs and will be amortized over the life of the instrument. The debt issuance costs reduce the carrying value of the liability. The amortization of the Series A Preferred Stock debt issuance costs was $15,548 and $15,269 for the nine months ended June 30, 2019 and 2018, respectively. The amortization of the Series A Preferred Stock debt issuance costs was $5,183 and $5,090 for the three months ended June 30, 2019 and 2018, respectively.

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

Although by its terms the Series B Preferred Stock is mandatorily redeemable on September 30, 2026, in accordance with ASC 480 it is not considered mandatorily redeemable for accounting purposes as a result of the conversion feature presenting a contingency related to the redemption dates. Accordingly, this is not considered a liability. However, as a result of the decision related to conversion and not reaching redemption resting with the holder, this instrument has been classified as temporary equity in accordance with ASC 480. Upon conversion, the instrument would be reclassified as permanent equity. Dividends were $183,197 for both the nine months ended June 30, 2019 and 2018. Dividends were $61,065 for both the three months ended June 30, 2019 and 2018. The issuance costs of approximately $120,000 reduced the initial proceeds and will be accreted until redemption or conversion. During the nine months ended June 30, 2019 and 2018 there was accretion of $11,285 and $11,284, respectively. During the three months ended June 30, 2019 and 2018 there was accretion of $3,762 and $3,761, respectively.

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

The 2017 Joint Proposal, as adopted, provides true-ups for property taxes, pension costs, plant expenditures, large customer revenue, local production revenue and continues performance metrics for safety and customer satisfaction from the prior rate case. Although the stringency of certain performance measures and the amount of certain negative revenue adjustments for failure to meet specific standards are increased, the 2017 Joint Proposal, as approved by the June 2017 Order, also provides opportunities for positive revenue adjustments for exceeding applicable standards with regard to certain measures. Because the June 2017 Order approving the 2017 Joint Proposal was issued after the June 1, 2017 commencement of Rate Year 1 of the three-year rate plan and new rates did not go into effect until July 1, 2017, the 2017 Order provided for each of the Gas Company and its customers to be placed in the same position in which they would have been if the new rates had gone into effect as of June 1, 2017. Any resulting revenue adjustments in favor of the Gas Company are deferred for future recovery, with interest. The Rate Year 3 rate increase of $1,556,594 became effective June 1, 2019.

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

In addition, the impact of the change in the Tax Act on deferred regulatory balances will be deferred until the Company’s next base rate case. The Company has recorded those amounts a Regulatory Liabilities on the accompanying Consolidated Balance Sheets.

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

Total Regulatory Assets on the accompanying Consolidated Balance Sheets as of June 30, 2019 amounts to $8,243,856 compared to $9,559,035 at September 30, 2018. The Regulatory Assets include $1,544,347 at June 30, 2019 and $1,544,347 at September 30, 2018 that is subject to Deferred Accounting Petitions and $806,799 at June 30, 2019 and $845,708 at September 30, 2018 that is under regulatory audit. The remaining items in regulatory assets are either approved in rates, part of annual reconciliations approved by the NYSPSC and PAPUC or approved through various commission directives.

The Gas Company in accordance with the rate order in Case 16-G-0204 is required to make capital expenditures to reach a net plant target of $50,427,717, $53,930,803 and $56,959,911 at May 31, 2018, 2019 and 2020 respectively. The annual net plant target is developed by taking the forecast Rate Year average of the monthly averages of: (1) plant in service, (2) construction work in process, (3) deferred taxes associated with tax depreciation, accelerated recovery of plant and contributions in aid of construction (“CIAC”), and (4) depreciation reserve including accelerated recovery of plant. If the actual net plant in service falls short of the target net plant in service for a particular Rate Year, Corning Gas will defer carrying costs for customers’ benefit equal to the shortfall multiplied by the authorized pre-tax rate of return, as well as depreciation expense associated with the shortfall. If the actual net plant in service exceeds the target net plant in service for a particular Rate Year, no adjustment (i.e., no surcharge to customers) will be made. The determination of any shortfall or excess will be made on a cumulative basis at the end of the three year period. For the period ended May 31, 2018, the Company exceeded the target by $318,396. For the period ended May 31, 2019, the Company exceeded the target by $269,090.

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

The following table reflects the results of the segments consistent with the Holding Company’s internal financial reporting process. The following results are used in part, by management, both in evaluating the performance of, and in allocating resources to, each of the segments for the three months and nine months ended June 30, 2019 and 2018.

As of and for the three months ended June 30, 2019

	Gas Company	Pike	Holding Company	Total Consolidated
Total electric utility revenue	$0	$1,467,575	$0	$1,467,575
Total gas utility revenue	$5,213,043	$262,490	$0	$5,475,533
Investment income	$34,454	$0	$0	$34,454
Equity earnings from joint ventures	$0	$0	($56,877)	($56,877)
Net income (loss)	$254,705	($96,466)	($119,859)	$38,380
Income tax expense (benefit)	$67,402	$2,844	($11,371)	$58,875
Interest expense	$323,052	$157,264	$78,976	$559,292
Depreciation expense	$460,400	$164,759	$$915	$626,074
Amortization expense	$125,864	$111,457	$16,174	$253,495
Total assets	$83,042,452	$26,851,360	$3,216,038	$113,109,850
Capital expenditures	$879,754	$580,981	$0	$1,460,735

As of and for the three months ended June 30, 2018

	Gas Company	Pike	Holding Company	Total Consolidated
Total electric utility revenue	$0	$2,068,433	$0	$2,068,433
Total gas utility revenue	$5,257,250	$290,445	$0	$5,547,695
Investment income	$3,030	$0	$0	$3,030
Equity earnings from joint ventures	$0	$0	($51,861)	($51,861)
Net income (loss)	$167,912	$262,328	($95,345)	$334,895
Income tax expense (benefit)	$71,874	$269,996	($40,600)	$301,270
Interest expense	$302,554	$103,186	$81,486	$487,226
Depreciation expense	$446,165	$146,321	$915	$593,401
Amortization expense	$36,708	$51,389	$19,031	$107,128
Total assets	$80,514,116	$25,640,851	$3,354,728	$109,509,695
Capital expenditures	$661,918	$277,351	$0	$939,269

As of and for the nine months ended June 30, 2019

	Gas Company	Pike	Holding Company	Total Consolidated
Total electric utility revenue	$0	$6,252,018	$0	$6,252,018
Total gas utility revenue	$22,324,015	$1,553,509	$0	$23,877,524
Investment income	$94,352	$0	$0	$94,352
Loss from joint ventures	$0	$0	($15,324)	($15,324)
Net income (loss)	$3,196,579	$491,894	($251,971)	$3,436,502
Income tax expense	$1,124,665	$198,083	$3,880	$1,326,628
Interest expense	$1,048,523	$476,377	$251,591	$1,776,491
Depreciation expense	$1,369,717	$494,266	$2,745	$1,866,728
Amortization expense	$230,322	$282,830	$34,986	$548,138
Total assets	$83,042,452	$26,851,360	$3,216,038	$113,109,850
Capital expenditures	$2,939,110	$1,508,091	$0	$4,447,201

As of and for the nine months ended June 30, 2018

	Gas Company	Pike	Holding Company	Total Consolidated
Total electric utility revenue	$0	$5,910,445	$0	$5,910,445
Total gas utility revenue	$21,032,049	$1,502,339	$0	$22,534,388
Investment income	$62,525	$0	$0	$62,525
Loss from joint ventures	$0	$0	($16,595)	($16,595)
Net income (loss)	$2,377,704	$484,575	($186,217)	$2,676,062
Income tax expense (benefit)	$1,387,086	$427,237	($77,876)	$1,736,447
Interest expense	$981,115	$373,759	$245,525	$1,600,399
Depreciation expense	$1,330,423	$443,587	$2,745	$1,776,755
Amortization expense	$122,819	$154,812	$26,554	$304,185
Total assets	$80,514,116	$25,640,851	$3,354,728	$109,509,695
Capital expenditures	$3,106,213	$717,299	$0	$3,823,512

Note 12 – Subsequent Events – State adopted law

On July 18, 2019, New York signed the Climate Leadership and Community Protection Act. The Act sets out a series of goals to significantly reduce the use of carbon-based fossil fuels and lower New York State’s greenhouse emissions by certain dates out to 2050. The New York State Climate Action Council has roughly three years to develop a scoping plan to recommend changes the State can make to reduce carbon emissions. The Act has the potential to significantly impact the Company’s New York operations over the next thirty (30) years. However, it is yet to be determined what the impact on the Company may be.

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

Overview

The Jobs and Tax Act of 2017 reduced the federal corporate tax rate from 34% to 21%. Upon that occurrence the NYSPSC and PAPUC issued orders to New York and Pennsylvania utilities intended to give utility customers the benefit of the income tax reduction. As a result, revenue collected from customers mirror the reduction of the utility federal income tax expense. While net income for the fiscal year should not be materially affected, revenue and margin will be reduced by the credit on customer bills. The impact of the credit will be offset by lower book income taxes (34% vs. 21%). On a quarterly basis, higher margin/income quarters will see net benefits from lower tax rate, while low margin/income quarters will be negatively impacted by the credit.

For the nine months ended June 30, 2019 the rate increase at the Gas Company and the cost savings at our other utilities drove higher earnings. For the three months ended June 30, 2019, the regulatory reconciliation at Corning Gas and Pike, timing of revenue recognition at Pike, as well as, weather, negatively impacted the Company’s results. These negative impacts were partially offset by the rate increase at the Gas Company.

We continue to focus on improving the efficiency of our operations and making capital investments to improve our infrastructure. Corning Gas’s infrastructure improvement program concentrates on the replacement of older distribution mains and customer service lines. In fiscal 2018 the Gas Company repaired 134 leaks and replaced 9.8 miles of bare steel main and 249 bare steel services. For the first nine months of fiscal 2019 the Gas Company repaired 103 leaks, replaced 169 bare steel services and replaced 9.0 miles of bare steel main. For the first nine months of fiscal 2019, Pike replaced approximately 80 poles and did extensive tree trimming to maintain our electric infrastructure. On January 18, 2019 Pike filed a Long Term Infrastructure Improvement Plan (“LTIIP”) to accelerate replacement of cast iron, wrought iron and bare steel pipe over 11 years. The PAPUC has approved the LTIIP plan on June 13, 2019.

We believe our key performance indicators are net income, stockholders’ equity and the safety and reliability of our systems. Net income decreased by $296,515 for the three months and increased by $760,440 for the nine months ended June 30, 2019 compared to the same periods in fiscal 2018. Because the Holding Company’s principal operations are conducted through Corning Gas and Pike, both regulated utility companies, stockholders’ equity is an important performance indicator. The NYPSC and PAPUC allow Corning Gas, Pike and Leatherstocking the opportunities to earn a just and reasonable return on stockholders’ equity as determined under applicable regulations. Stockholders’ equity is, therefore, a precursor of future earnings potential. As of June 30, 2019, compared to June 30, 2018, stockholders’ equity increased from $33,734,740 to $35,110,771. We plan to continue our focus on building stockholders’ equity. Safety and efficiency indicators include leak repair, main and service replacements and customer service metrics. Key performance indicators:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Net income	$38,380	$334,895	$3,436,502	$2,676,062
Stockholders' equity	$35,110,771	$33,734,740	$35,110,771	$33,734,740
Stockholders' equity per outstanding common share	$11.55	$11.19	$11.55	$11.19

Revenue and Margin

Electric and Gas margin, net, was down $533,835 and up $278,493 for the three and nine months ended June 30, 2019, respectively. The margins were negatively impacted by the federal income tax credit mandated by the NYPSC and PAPUC which amounted to $286,011 and $963,542 for the three and nine months ended June 30, while this decline in margin impacted net income this was mitigated by the decrease in federal income tax rate and the rate increase at the Gas Company.

Utility electric retail operating revenues decreased $466,279 during the three months and increased $418,850 during the nine months ended June 30, 2019 compared to the same periods last year. The decrease for the three months primarily results from lower electric cost of $233,755 (a pass-through in rates), reduced usage (weather related), timing related to recognition of pole attachment revenues and a regulatory reconciliation. The increase for the nine month period ended June 30, 2019 primarily results from increased electric cost recovery of $514,274 and the remainder is primarily due to increased usage offset by customer bill credits, associated with the Tax Act mandated by the PAPUC.

Other electric revenues decreased $134,579 during the three months and $77,277 during the nine months ended June 30, 2019 compared to the same periods last year. The decrease is primarily due to the timing of pole attachment billings year over year.

Gas retail operating revenues increased $43,270 during the three months and $1,211,518 during the nine months ended June 30, 2019 compared to the same periods last year. The increase primarily results from a Gas Company rate increase offset by surcharge credits mandated by the NYSPSC associated with the Federal Tax Act. For the nine month period ended June 30, 2019 the increase primarily results from increased gas cost recoveries of $818,372. The remaining difference results primarily from increased sales of approximately $126,626, and a rate increase offset by the surcharge credits mandated by the NYSPSC.

Other gas revenues decreased $115,432 during the three months and increased $131,617 during the nine months ended June 30, 2019 compared to the same periods last year. The drivers for the changes in other gas revenue for the three and nine month periods are detailed in the table below.

The following table summarizes our utility operating revenue:

	Three months ended June 30,		Nine months ended June 30,
	2019	2018	2019	2018
Retail electric revenue:
Residential	$603,535	$877,382	$2,984,694	$2,806,934
Commercial	841,150	1,036,561	3,112,054	2,872,308
Street lights	29,833	26,854	96,872	95,528
Total retail electric revenue	$1,474,518	$1,940,797	$6,193,620	$5,774,770

Other electric revenue:
Customer discounts forfeited	$12,948	$—	$57,308	$1,000
Third party billings	(8,770)	134,675	17,723	134,675
Other	(11,121)	(7,039)	(16,633)	—
Total other electric revenue	($6,943)	$127,636	58,398	135,675

Total electric revenue	$1,467,575	$2,068,433	$6,252,018	$5,910,445

Retail gas revenue:
Residential	$3,485,108	$3,461,242	$15,145,916	$14,327,597
Commercial	541,997	543,498	2,534,042	2,342,763
Transportation	945,835	907,440	3,587,388	3,629,899
Wholesale	357,364	374,854	2,008,337	1,763,906
Total retail gas revenue	$5,330,304	$5,287,034	$23,275,683	$22,064,165

Other gas revenue:
Local production	$162,708	$202,791	$525,857	$635,738
Customer discounts forfeited	50,531	34,416	94,891	79,382
Reconnect fees	1,810	(675)	2,930	1,299
Surcharges	1,681	20,467	2,271	21,709
Other (see detail below)	(71,501)	3,662	(24,108)	(267,905)
Total other gas revenue	$145,229	$260,661	$601,841	$470,223

Total gas revenue	5,475,533	5,547,695	23,877,524	22,534,388

Total revenue	6,943,108	7,616,128	30,129,542	28,444,833

The following table details amounts making up the Other line in the schedule of Other gas revenue above:

	Three months ended June 30,		Nine months ended June 30,
	2019	2018	2019	2018
Other gas revenues:
Delivery Rate Adjustment (DRA) carrying costs	$1,348	$911	$5,410	$2,873
Contract customer reconciliation	(27,031)	(113)	(96,514)	(65,467)
Monthly RDM amortizations	(161,984)	9,375	(425,465)	(172,244)
Local production revenues	23,290	(2,861)	43,320	(13,335)
2017 Jobs Act federal income tax reconciliation	17,872	—	384,974	—
Regulatory liability reserve	(50,000)	—	(74,147)	—
Annual DRA reconciliation	—	(37,046)	—	(111,140)
Customer performance incentive	32,000	32,000	32,000	32,000
Write off from Pike purchase	—	156,899	—	156,899
Capacity release revenues	27,804	—	27,804	—
All other	65,200	(155,503)	78,510	(97,491)
Total other gas revenues	$(71,501)	$3,662	$(24,108)	$(267,905)

Gas purchases are our largest expenses. Purchased gas expense decreased $84,978 for the three months and increased $741,877 for the nine months ended June 30, 2019, compared to the same periods last year. The decrease in costs for the three months ended June 30, 2019 is due primarily to higher gas costs of $33,874 at Corning and Pike Gas compared to the same three months in fiscal 2018, offset by reduced gas costs of $118,852 resulting from decrease of purchased gas volumes. The increase in costs for the nine months ended June 30, 2019 is due primarily to higher gas costs of $734,118 at Corning and Pike Gas compared to the same nine months in fiscal 2018. The remaining difference of $7,759 is a result of a minimal increase of purchased gas volumes.

Electricity costs decreased by $54,207 for the three months and increased by $664,339 for the nine months ended June 30, 2019. The decrease in costs for the three months ended June 30, 2019 is due primarily to a decrease in electricity costs of $75,809 at Pike Electric compared to the same three months in fiscal 2018. The remaining difference of $21,602 is a result of increase of purchased electric sales volumes. The increase in costs for the nine months ended June 30, 2019 is due primarily to higher electricity costs of $1,443,263 at Pike Electric compared to the same nine months in fiscal 2018. The remaining difference of $778,924 is a result of decrease purchased electric sales volumes due to weather.

Gas Margin (the excess of utility gas revenues over the cost of natural gas purchased) percentage increased 1.23% for the three months ended June 30, 2019 compared to the same period last year. The increase primarily results from decreased gas cost expense of $84,978 and higher revenues from a rate increase offset by federal tax refunds mandated by the NYSPSC.  Gas Margin percentage decreased 1.42% for the nine months ended June 30, 2019 compared to the same period last year.  Gas margin percentage for the nine months ended June 30, 2019 decreased as a result of increased gas cost expense of $741,877 and Federal Tax refunds mandated by the NYPSC. The decrease in margin percentage due to higher gas costs was offset by the rate increase at the Gas Company. Electric Margin (the excess of electric revenues over the cost) percentage decreased 5.83% for the three months ended June 30, 2019 compared to the same period last year and decreased 9.11% for the nine months ended June 30, 2019 compared to the same period last year, primarily because of higher prices of purchased electricity costs for the period.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Utility Gas Revenues	$5,475,533	$5,547,695	$23,877,524	$22,534,388
Natural Gas Purchased	1,266,954	1,351,932	7,499,254	6,757,377
Margin	$4,208,579	$4,195,763	$16,378,270	$15,777,011
Margin %	76.86%	75.63%	68.59%	70.01%

Utility Electric Revenues	$1,467,575	$2,068,433	$6,252,018	$5,910,445
Electricity Purchased	426,859	481,066	2,303,479	1,639,140
Margin	$1,040,716	$1,587,367	$3,948,539	$4,271,305
Margin %	70.91%	76.74%	63.16%	72.27%

Operating and Interest Expenses

Operating and maintenance expense for the three and nine months ended June 30, 2019, increased by $79,917 and decreased by $392,868, respectively, compared to the three months and nine months ended June 30, 2018. The three month increase of $79,917 was due to an increase of $34,291 due to the adoption the FASB authoritative guidance related to the presentation of net periodic pension cost and net periodic postretirement benefit cost and the balance was primarily due to inflationary increases in costs. The decrease in expenses for the nine month period was due primarily from lower cost of repair and maintenance of overhead lines and distribution expenses of $319,998, higher bad debt expense of $29,889, and reduced legal expenses of $102,095 and the remaining decrease results primarily from lower customer service and administrative and general expenses.

Taxes other than income taxes decreased $138,525 for the three months and increased $38,323 for the nine months ended June 30, 2019, compared to the same periods in the prior fiscal year. The decrease for the three months was primarily due to decreased property taxes of $64,069, due to property tax reconciliation adjustment of approximately $78,000 in the prior year and a decrease in Gross Receipts Tax (“GRT”) of $36,981. The increase for the nine months was primarily due to increased Gross Receipts Tax (“GRT”) expense of $46,356, due to increased revenues, offset by decreases in property taxes.

Depreciation expense for the three and nine months ended June 30, 2019 increased by $32,673 and $89,973, respectively compared to the same periods in the prior fiscal year due to increases in utility plant placed in service.

Interest expenses for the three and nine months ended June 30, 2019, increased by $72,066 and $176,092, respectively compared to the same periods last year mainly due to additional interest costs associated with higher levels of outstanding debt attributed to capital expenditures.

Net Income

As a result of the foregoing, net income decreased by $296,515 for the three months and increased by $760,440 for the nine months ended June 30, 2019 compared to the same periods in fiscal 2018. The decrease for the three months was mainly due to lower income at Pike. Three factors impacted Pikes earnings (1) electric usage was down due to warmer weather at Pike, (2) pole attachment revenue is generally recognized once a year and was recognized during the three months ended June 30, 2018 but not June 30, 2019 as it was recognized earlier in fiscal 2019 (3) there was a regulatory System Benefit Charge (SBC) reconciliation that negatively impacted earnings. The increase in net income for the nine months ended June 30, 2019 was due primarily due to higher gas and electric sales volume and the rate increase at the Gas Company, offset by regulatory reconciliations (detail are shown pre tax in Other Electric and Gas Revenues on page 29 and 30).

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

Under the orders of the NYPSC, the Gas Company’s cost of capital is based on an equity-to-debt ratio of 48%/52%. If additional equity is required for the Gas Company to maintain that ratio when issuing new debt, the Holding Company, as the sole stockholder of the Gas Company, is the only source of such equity, through either equity or debt financings at the Holding Company level. The Gas Company and Pike rely on internally generated cash and short and long-term debt.

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

Capital expenditures are the principal use of internally generated cash flow.  To fund capital expenditures, the Gas Company and Pike need to draw on both operating cash and new debt. In fiscal year 2019 to date, the Gas Company has spent approximately $4.5 million on projects and safety-related infrastructure improvements. This, in conjunction with our growth projects, creates liquidity pressure on the Holding Company. We anticipate that our aggressive capital construction program will continue to require the Holding Company to raise new debt and/or equity.

Cash flows from financing activities of the Company consist of repayment of long-term debt, new long-term borrowing, borrowings and repayments under our lines-of-credit and quarterly dividend payments. For the Gas Company’s operations, it has an $8.0 million revolving line of credit with M&T Bank. Interest is a variable rate determined by the Gas Company’s funded debt to EBITDA ratio calculated ninety days after the end of each quarter added to the daily LIBOR rate with no additional collateral or covenants beyond those included in the M&T Bank term notes. See Note 4 - Financing Activities of the notes to the consolidated financial statements above for further information. The amount outstanding under this line on June 30, 2019 was $2.3 million with an interest rate of 5.03%. The Gas Company was in compliance with all of its loan covenants as of June 30, 2019.

For Pike’s operations, it has a $2.0 million revolving line of credit with M&T Bank. Interest is a variable rate determined by Pike’s funded debt to EBITDA ratio calculated ninety days after the end of each quarter added to the daily LIBOR rate with no additional collateral or covenants beyond those included in the M&T Bank term notes. See Note 4 - Financing Activities of the notes to the consolidated financial statements above for further information. The amount outstanding under this line on June 30, 2019 was approximately $848,500 with an interest rate of 5.19%. Pike was in compliance with all of its loan covenants as of June 30, 2019.

During this quarter, we mainly injected gas into storage and as of June 30, 2019, had a balance of $790,450 worth of gas in storage, the volume in storage at June 30, 2019 was 311,712 Mcf at an average price of $2.54 per Mcf. At June 30, 2018, the Company had a balance of $1,058,857 worth of gas in storage, the volume in storage at June 30, 2018 was 421,136 Mcf at an average price of $2.51 per Mcf. During the next quarter, the Gas Company expects to be injecting gas into storage to have sufficient gas to supply customers for the winter season.

As of June 30, 2019, we believe that cash flow from operating activities and borrowings under our lines of credit will be sufficient to satisfy our working capital and debt service requirements over the next twelve months. We believe primarily new debt will be required to satisfy our capital expenditures to finance our internal growth needs for the next twelve months.

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

The 2017 Joint Proposal provides true-ups for property taxes, pension costs, and plant additions and continues performance metrics for safety and customer satisfaction from the prior rate case. Although the stringency of certain performance measures and the amount of certain negative revenue adjustments for failure to meet specific standards are increased, the 2017 Joint Proposal, as approved by the June 2017 Order, also provides opportunities for positive revenue adjustments for exceeding applicable standards with regard to certain measures. Because the June 2017 Order approving the 2017 Joint Proposal was issued after the June 1, 2017 commencement of Rate Year 1 of the three-year rate plan and new rates did not go into effect until July 1, 2017, the June 2017 Order provides for each of the Gas Company and its customers to be placed in the same position in which they would have been if the new rates had gone into effect as of June 1, 2017. Any resulting revenue adjustments in favor of the Gas Company are deferred for future recovery, with interest. The Rate Year 3 rate increase of $1,556,594 became effective June 1, 2019.

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

Leatherstocking Gas

On February 20, 2015, Leatherstocking Gas, pursuant to Section 68 of the Public Service Law, filed with the NYPSC for a Certificate of Public Convenience and Necessity and for approval of, and permission to exercise, franchises previously granted in the Town of Windsor (Case 15-G-0098) and Village of Windsor (Case 15-G-0099). NYPSC’s review of the applications is pending.

On February 27, 2015, Leatherstocking Gas, pursuant to Public Service Law Section 69, filed with the NYPSC for authority to issue long-term indebtedness in the principal amount of $2,750,000 for the purpose of financing new construction in the Town and Village of Windsor. The Commission review of the application in Case 15-G-0128 is pending.

On January 15, 2019 Leatherstocking Gas filed a petition with the PAPUC requesting a Securities Certificate for issuance of additional debt refinance in the amount of $8,748,742. That petition was approved was approved February 28, 2019.

Critical Accounting Policies

Our significant accounting policies are described in the notes to the Consolidated Financial Statements in the Holding Company’s Form 10-K for the year ended September 30, 2018, filed on December 20, 2018. There have been no significant changes in our accounting policies during the nine months ended June 30, 2019. The adoption of Accounting Standards Codification 606 did not impact the amount or timing of the Company’s revenues and expenses.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2019, the Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. Based upon the Company’s evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2019.

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

The Holding Company and its subsidiaries has lawsuits pending of the type incurred in the normal course of business. The Company expects that any potential losses will be covered by insurance, subject to deductibles, and will not have a material adverse impact on the Company.

Item 1A.	Risk Factors.

Please refer to risk factors listed under Item 1A – “Risk Factors” of the Holding Company’s Form 10-K for the fiscal year ended September 30, 2018, and in our Prospectus, dated April 15, 2017, forming a portion of our Registration Statement on Form S-1 (File No. 333-208943), filed with the Securities and Exchange Commission on April 25, 2016, for disclosure relating to certain risk factors applicable to the Company. Also see note 12, subsequent events.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Mine Safety Disclosures.

Not applicable

Item 5.	Other Information.

None

Item 6.	Exhibits.

10.1**	Multiple Disbursement Term Note, dated June 27, 2019, from Corning Natural Gas Corporation to M&T Bank in the maximum principal amount of $3,127,000 , with Prepayment Premium Rider.
10.2**	Multiple Disbursement Term Note, dated June 27, 2019 from Pike Light & Power Company to M&T Bank in the maximum principal amount of $2,072,000, with Prepayment Premium Rider.
31.1**	Certification of the Chief Executive Officer and President pursuant to 17 CFR Section 240.13a-14
31.2**	Certification of the Chief Financial Officer and Treasurer pursuant to 17 CFR Section 240.13a-14
32.1**	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to
18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Corning Natural Gas Holding Corporation Quarterly Report on Form
10Q for the period ended June 30, 2019, formatted in XBRL (eXtensible Business Reporting Language):
(i) the Consolidated Balance Sheets at June 30, 2019 and September 30, 2018,
(ii) the Consolidated Statements of Income and Comprehensive Income for the three months and nine months ended June 30, 2019 and June 30, 2018.
(iii) the Consolidated Statements of Cash Flows for the nine months ended June 30, 2019 and June 30, 2018, and
(iv) related notes to the Condensed Consolidated Financial Statements

** Filed herewith *** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORNING NATURAL GAS HOLDING CORPORATION

Date: August 13, 2019 By: /s/ Michael I. German

Michael I. German, Chief Executive Officer and President

(Principal Executive Officer)

Date: August 13, 2019 By: /s/ Firouzeh Sarhangi

Firouzeh Sarhangi, Chief Financial Officer and Treasurer

(Principal Financial and Accounting Officer)

