Form 10-K
period 2019-09-30
Corning Natural Gas Holding Corp
filed 2019-12-23
CIK 1582244

.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Act). YES [ ] NO [X]

The aggregate market value of the 2,131,746 million shares of the registrant’s common stock held by non-affiliates of the registrant was $35,730,000 at the $19.85 average of bid and asked prices on March 31, 2019.

Number of shares of Common Stock outstanding as of the close of business on December 23, 2019: 3,078,409

DOCUMENTS INCORPORATED BY REFERENCE

In accordance with General Instruction G(3) of Form 10-K, certain information required by Part III will either be incorporated by reference to the definitive proxy statement for Corning Natural Gas Holding Corporation’s Annual Meeting of Shareholders filed within 120 days after September 30, 2019, or will be included in an amendment to this Form 10-K filed within that period.

Information contained in this Form 10-K for fiscal 2019 period which is incorporated by reference contains certain forward looking statements which may be impacted by factors beyond the control of the Company, including but not limited to natural gas supplies, regulatory actions and customer demand. As a result, actual conditions and results may differ from present expectations. See “Cautionary Statement Regarding Forward-Looking Statements” below.

1

EXPLANATORY NOTE

Corning Natural Gas Holding Corporation (the “Holding Company”) is a successor issuer to Corning Natural Gas Corporation (“Corning Gas” or the “Gas Company”) as of November 12, 2013 as a result of a share-for-share exchange, creating a holding company structure. As of November 12, 2013, the Gas Company became a wholly-owned subsidiary of Holding Company.

As used in this Form 10-K, the term “Company”, “we” or “us” refers to the consolidated companies, the terms “Gas Company” and “Corning Gas” mean Corning Natural Gas Corporation, and the term “Pike” means Pike County Light & Power Company, unless the context clearly indicates otherwise. Except as otherwise stated, the information contained in this Form 10-K is as of September 30, 2019.

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

Business

The Company’s primary business, through its subsidiaries Corning Gas and Pike, is natural gas and electric distribution. Corning Gas serves approximately 15,000 residential, commercial, industrial and municipal customers in the Corning, Hammondsport and Virgil, New York, areas and two other gas utilities which serve the Elmira and Bath, New York, areas. It is franchised to supply gas service in all of the political subdivisions in which it operates. The Gas Company is under the jurisdiction of the New York Public Service Commission (“NYPSC”) which oversees and sets rates for New York gas distribution companies. In addition, the Gas Company has contracts with Corning Incorporated and Woodhull Municipal Gas Company, a small local utility, to provide maintenance service on their gas lines. Pike is an electric and gas utility regulated by the Pennsylvania Public Utility Commission (“PAPUC”). Pike provides electric service to approximately 4,800 customers in the Townships of Westfall, Milford and the northern part of Dingman and in the Boroughs of Milford and Matamoras. Pike provides natural gas service to 1,200 customers in Westfall Township and the Borough of Matamoras. All of these communities are located in Pike County, Pennsylvania. Additionally, Leatherstocking Gas distributes gas in Susquehanna and Bradford Counties, Pennsylvania, and has an application pending before the NYPSC for authority to provide gas distribution services in Broome County, New York. Leatherstocking Pipeline, an unregulated company, has served one customer in Lawton, Pennsylvania.

Gas and Electric Supply

Corning Gas has contracted with various sources to provide natural gas to our distribution system. The Gas Company contracts for pipeline capacity, as well as storage capacity of approximately 736,000 dekatherms (“Dth”). The Company manages its transportation and storage capacity with internal resources. Pike has contracted with Orange and Rockland Utilities, Inc. (“O&R”) to provide electricity and natural gas according to agreements until August 2022, subject to renewal.

Corning Gas secured the NYPSC-required fixed price and storage gas supply for the 2019-2020 winter season and is managing its storage and gas supply contracts following its gas supply and acquisition plan. Assuming no extraordinary conditions for the winter season, gas supply, flowing and storage, will be adequate to serve its approximately 15,000 customers.

Corning Gas does not expect a shortage of natural gas to impact our business over the next five to ten years. Natural gas supply over the last several years has been positive, and domestic reserves and production have increased. This is especially true in proximity to our distribution network. We likewise anticipate no shortages of the necessary pipes and valves for safe distribution of natural gas, and continue to receive material inventory from various reliable sources. We also have confidence that our agreement with O&R will enable Pike to meet all of our electric and gas needs for Pike’s customers until August 2022, subject to renewal.

Seasonality

For both Corning Gas and Pike, business is highly seasonal in nature, and sales for each quarter of the year vary and are not comparable. Sales vary depending on seasonal variations in temperature. Gas sales for Corning Gas and Pike peak in the winter, while Pike’s electric sales peak in the summer.

Significant Customers

The Gas Company has three major customers, Corning Incorporated, New York State Electric & Gas, and Bath Electric, Gas & Water Systems. These customers accounted for approximately 15.18% of our revenues in fiscal year 2019 and 15.69% in fiscal year 2018. The loss of any of these customers would have an adverse impact on our financial results.

Employees

The Company had 64 employees as of September 30, 2019, and 63 as of September 30, 2018. Of this total, approximately one quarter are union labor working under a union contract effective until April 5, 2021.

Competition

Historically, the competition in the Gas Company’s residential market and Pike’s gas franchise territories has been primarily from electricity for water heating and clothes drying, and to a small degree, fuel oil and propane for heating. The price of gas remains low in comparison to that of alternative fuels in our service territories and our competitive position in the residential, commercial and industrial markets continues to be strong. When we expand our distribution system to attract new customers, our principal competition is oil and propane. Natural gas enjoys a price advantage over these fuels today. Pike electric has not faced significant competition to date but could see competition from customer owned solar in the future.

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

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Regulatory Matters” for key terms of the

Joint Proposal.

Pike is operating under a rate order issued effective September 1, 2014, extended to March 1, 2018, and continuing until the next rate case under the terms of our acquisition (for additional information see below under the heading “Regulatory Matters – Pike”). The next rate case is expected to be filed during the second quarter of our fiscal year 2020.

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

Pike, Leatherstocking Gas and Gas Company’s ability to provide natural gas and electricity depends both on our own operations and facilities and that of third parties, including local gas producers and natural gas pipeline operators and our electric supplier from whom we receive our natural gas and electric supplies. The loss of use or destruction of our facilities or the facilities of third parties due to extreme weather conditions, breakdowns, war, acts of terrorism or other occurrences could greatly reduce potential earnings and cash flows and increase our costs of repairs and replacement of assets. Although we carry property insurance to protect our assets, and regulatory policies of the NYPSC and PAPUC provide the opportunity for deferral and recovery of extraordinary incremental costs associated with losses for such incidents , our losses may not be fully recoverable through insurance or customer rates.

Environmental regulations can significantly affect the Company’s business.

The Company’s business operations are subject to federal, state, and local laws and regulations relating to environmental protection. Costs of compliance and liabilities could negatively affect the Company’s results. In addition, compliance with environmental laws, regulations or permit conditions could require unexpected capital expenditures at the Company’s facilities. Because the costs of such compliance could be significant, additional regulation could negatively affect the Company’s business. Climate change, and the regulatory and legislative developments related to climate change, may adversely affect operations and financial results. If there were to be any impacts from climate change to the Company’s operations and financial results, the Company expects that they would likely occur over a long period of time and thus are difficult to quantify with any degree of specificity. Extreme weather events may result in adverse physical effects on portions of the copmany’s gas infrastructure, which could disrupt the Company’s supply chain and ultimately its operations. Disruption of transportation and distribution systems activities could result in reduced operational efficiency, and customer service interruption. Climate change, and the laws, regulations and other initiatives to address climate change, may impact the Company’s financial results. Federal, state and local legislative and regulatory initiatives proposed or adopted in recent years in an attempt to limit the effects of climate change, including greenhouse gas emissions, could have significant impacts on the energy industry including government-imposed limitations, prohibitions or moratoriums on the use of gas. A number of states have adopted energy strategies or plans with goals that include the reduction of greenhouse gas emissions. New York passed the Clean and Protection Community Protection Act (“CLCPA”), which created emission reduction and electric generation mandates, and could ultimately impact the Company’s customer base. Legislation or regulation that aims to reduce greenhouse gas emissions could also include greenhouse gas emissions limits and reporting requirements, carbon taxes, restrictive permitting, increased efficiency standards, and incentives or mandates to conserve energy or use renewable energy sources. Additionally, the trend toward increased conservation, competition from renewable energy sources, and technological advances to address climate change may reduce the demand for natural gas and electricity. For further discussion of the risks associated with environmental regulation to address climate change, refer Management’s Discussion and Analysis under the heading “Environmental Matters”.

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

Information Technology

Cyber-attacks or acts of cyber-terrorism could disrupt our business operations and information technology systems or result in the loss or exposure of confidential or sensitive customer, employee or Company information. The Company currently has a cyber attack protocol. This protocol will be revised and improved after January 2020 when the new cyber risk management policy is implemented.

Since February 2018, the Company has begun a three phase upgrade to information technology (“IT") hardware and software. Currently two of the three phases have been completed. The Company has hired an IT company to augment its existing IT staff and implement the required changes. System improvements include 24/7 firewall monitoring by Synoptek, cleanup of active directory, and review of internal credentials. The Company is utilizing Endeavor Services Group to maintain system integrity, upgrade the Company to an Office 365 environment, and implement a robust helpdesk capability. The Company has also implemented improved onboarding and offboarding capabilities as they relate to IT. The Company has begun a phishing assessment with KnowBe4 to test the current level of employee knowledge and ability to prevent the download of malware via e-mail attachments. KnowBe4 has provided a baseline report and ongoing training to improve employee awareness.

The Company participated an American Gas Association (“AGA”) sponsored cybersecurity peer review in Columbus, Ohio in 2018. Data from this review is identifying how the Company’s current cybersecurity configurate compares with other AGA members.

The Gas Company’s cybersecurity capability was audited by the NYPSC in August of 2018. The official results found no significant discrepancies. The Company continues to implement new polices and processes to improve corporate cyber security.

On December 15, 2019 Pike experienced a malware attack. Pike immediately instituted its cyber attack protocol. The Pike network had been isolated from the ISP and all endpoint devices are being vetted. No customer data was breached and Pike has access to the fully functional customer information system. No loss of electric or gas service was caused by this intrusion.

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

We may not generate sufficient cash flows from operations to meet all of our cash needs.  As part of the Gas Company’s June 2017 Order by the NYPSC, we estimated capital expenditures to upgrade our distribution system of approximately $6.0 million in fiscal year 2018 through 2020.  In fiscal years 2019 and 2018 these investments were $4.4 million and $6.3 million respectively. We also continue to have debt retirement obligations of approximately $3.0 million per year at the Gas Company and $1.0 million per year at Pike. Additionally, we estimate investments into Leatherstocking Gas of between $100,000 to $300,000 for fiscal years 2020 and 2021, respectively, to fund our one-half of the cost (based on ownership interest) of capital projects. Our funding requirement would increase if our ownership interest increased.

We will require additional financing which may be difficult or costly to obtain.

In order to fund our capital expenditures, we will need to obtain additional equity and/or debt financing. The sale of additional equity securities could result in dilution to our shareholders.  The incurrence of debt would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations.  Additional financing for the Gas Company requires NYPSC approval and for Pike requires PAPUC approval. Additional financing for either company may have unacceptable terms or may not be available at all for various reasons including:

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

Corning Gas is in a geographical area with a number of interstate pipelines and local production sources. If a major customer decided to connect directly to either an interstate pipeline or a local producer, our earnings and revenues would decrease. At Pike, electric customers could construct solar facilities at their homes or businesses reducing electric demand.

Changes to the Tax Code.

In December 2017, Congress enacted, and the President signed, significant changes to the federal income tax code known as The Tax Cuts and Jobs Act (“Tax Act”). The legislation significantly changed U.S. tax law by, among other things, permanently reducing the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. As part of the Tax Act, taxpayers with a tax year-end other than December 31, 2017 had to prorate their tax rate applicable for their entire fiscal year.  As a result, since the Company has a tax year ended of September 30, 2018, our federal income tax rate for fiscal year 2018 was 24.25%.  As a result of the reduction in the U.S. corporate income tax rate from 35% to 21% under the Tax Act, the Company revalued its ending U.S. net deferred tax liabilities at December 31, 2017.  These changes have affected our balance sheet, income statement and cash flow as the New York and Pennsylvania commissions have issued orders that require the Company to return to Corning gas and Pike electric customers the difference between the federal income tax allowance in base rates and the new statuary rate of 21% This did not impact Pike gas customers or Leatherstocking Gas. The refund to customers began on October 1, 2018. The non-regulated segments of the Company’s operation are not subject to the Commission orders. The vast majority of the tax benefits will be refunded to customers via bill sur-credits or the next base rate case.

ITEM 2 – PROPERTIES

Corning Gas and the Holding Company’s headquarters are located at 330 West William Street, Corning, New York. This structure is physically connected to the operations center. Leatherstocking headquarters are in Binghamton, New York and its operations center is located in Montrose, Pennsylvania. Pike’s headquarters and operation center are in Westfall, Pennsylvania.

The Gas Company’s pipeline system is surveyed each year as required for compliance with federal and state regulations. Any deficiencies found are corrected as mandated. Approximately 425 miles of distribution main, 15,000 services, and 86 regulating stations, along with various other properties, are owned by the Gas Company, except for one section of 10" gas main that is under long term lease. The pipe under long term lease was purchased by the Company on December 13, 2019. See Note 16 “Subsequent Events” in the notes to the consolidated financial statements for additional information. All of the property owned by the Gas Company is adequately insured and is subject to the lien of the Gas Company’s first mortgage indenture. The Leatherstocking Companies own four gate stations and approximately 16 miles of pipe in Susquehanna and Bradford Counties, Pennsylvania. Pike owns approximately 160 miles of electric distribution wire and poles and 21 miles of gas distribution pipeline.

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

PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The principal market on which the Holding Company’s common stock is traded is the OTCQX Best Marketplace, under the symbol CNIG. Trading in the common stock is limited and sporadic. The following table sets forth the high and low closing sale prices as reported on the OTCQX for the Holding Company’s common stock for each quarter within the Holding Company’s last two fiscal years. Because the Holding Company’s stock is traded on the OTCQX, these quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions. The number of shareholders of record of the Holding Company’s common stock was 604 at September 30, 2019.

MARKET PRICE - (OTCQX)

Quarter Ended	High	Low
December 31, 2017	20.50	18.22
March 31, 2018	19.50	17.51
June 30, 2018	18.51	17.01
September 30, 2018	19.01	17.10
December 31, 2018	19.42	17.62
March 31, 2019	23.50	17.86
June 30, 2019	23.00	19.00
September 30, 2019	22.00	18.10

COMMON STOCK, PREFERRED STOCK, AND DIVIDENDS

For the fiscal year ended September 30, 2019, there were a total of 25,209 shares of common stock issued for $239,481 of services and $186,446 in connection with the DRIP (dividend reinvestment program). There were 14,600 shares issued to officers and directors, 600 shares sold to Leatherstocking Gas, which used the shares to compensate its independent director, Carl Hayden, and 10,009 shares issued to various investors under the DRIP.

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

Dividends on shares of common stock are accrued when declared by the board of directors. For the quarter ended December 31, 2017, $405,328 was accrued for dividends paid on January 15, 2018 to stockholders of record on December 31, 2017. For the quarter ended March 31, 2018, $421,110 was accrued for dividends paid on April 16, 2018 to stockholders of record on March 31, 2018. For the quarter ended June 30, 2018, $421,932 was accrued for dividends paid on July 16, 2018 to stockholders of record on June 30, 2018. For the quarter ended September 30, 2018, $422,739 was accrued for dividends paid on October 12, 2018 to stockholders of record on September 30, 2018. For the quarter ended December 31, 2018, $423,836 was accrued for dividends paid on January 14, 2019 to stockholders of record on December 31, 2018. For the quarter ended March 31, 2019, $439,814 was accrued for dividends paid on April 15, 2019 to stockholders of record on March 31, 2019. For the quarter ended June 30, 2019, $440,622 was accrued for dividends paid on July 15, 2019 to stockholders of record on June 30, 2019. For the quarter ended September 30, 2019, $441,494 was accrued for dividends paid on October 15, 2019 to stockholders of record on September 30, 2019.

Series A Cumulative Preferred Stock accrues cumulative dividends at a rate of 6.0% of the liquidation preference per share ($25.00) and are expected to be paid on or about the 14th day of April, July, October and January of each year. For the quarter ended September 30, 2019, $78,975 was accrued for dividends paid on October 15, 2019. Dividends on the Series A Preferred Stock are reported as interest expense.

Series B Convertible Preferred Stock accrues cumulative dividends at a rate of 4.8% of the liquidation preference per share ($20.75) and are expected to be paid on or about the 14th day of April, July, October and January of each year. For the quarter ended September 30, 2019, $61,065 was accrued for dividends paid on October 15, 2019.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Tax Act of 2017 reduced the federal corporate tax rate from 34% to 21%. Upon that occurrence the NYSPSC and PAPUC issued orders to New York and Pennsylvania utilities intended to give utility customers the benefit of the income tax reduction. As a result, revenue collected from customers mirror the reduction of the utility federal income tax expense. While net income for the fiscal year should not be materially affected, revenue and margin will be reduced by the credit on customer bills. The impact of the credit will be offset by lower book income taxes (21% vs. 34%). On a quarterly basis, higher margin/income quarters will see net benefits from lower tax rate, while low margin/income quarters will be negatively impacted by the credit.

For the fiscal year ended September 30, 2019 the rate increase at the Gas Company and cost savings at our other utilities drove higher earnings. We continue to focus on improving the efficiency of our operations and making capital investments to improve our infrastructure. Corning Gas’s infrastructure improvement program concentrates on the replacement of older distribution mains and customer service lines. For the fiscal year 2019 the Gas Company repaired 187 leaks, replaced 9.5 miles of bare steel main and replaced 282 bare steel services. In fiscal 2018 the Gas Company repaired 134 leaks and replaced 9.8 miles of bare steel main and 249 bare steel services. For the fiscal year 2019, Pike replaced approximately 116 poles and did extensive tree trimming to maintain our electric infrastructure. On January 18, 2019 Pike filed a Long Term Infrastructure Improvement Plan (“LTIIP”) to accelerate replacement of cast iron, wrought iron and bare steel pipe over 11 years. The PAPUC approved the LTIIP plan on June 13, 2019.

We believe our key performance indicators are net income, stockholders’ equity and the safety and reliability of our systems. Net income increased by $979,964 for the fiscal year ended September 30, 2019 compared to fiscal 2018. Because the Holding Company’s principal operations are conducted through Corning Gas and Pike, both regulated utility companies, stockholders’ equity is an important performance indicator. The NYPSC and PAPUC allow Corning Gas, Pike and Leatherstocking the opportunities to earn a just and reasonable return on stockholders’ equity as determined under applicable regulations. Stockholders’ equity is, therefore, a precursor of future earnings potential. As of September 30, 2019, compared to September 30, 2018, stockholders’ equity increased from $32,840,724 to $34,417,705 We plan to continue our focus on building stockholders’ equity. Safety and efficiency indicators include leak repair, main and service replacements and customer service metrics. Key performance indicators:

	Year Ended September 30,
	2019	2018
Net income	$3,124,232	$2,144,268
Stockholders' equity	$34,417,705	$32,840,724
Stockholders' equity per outstanding share	$11.30	$10.87

Revenue and Margin

Electric Margin (the excess of electric revenues over the cost) was down $508,240 which resulted in a decrease in margin percentage of 3.15% for the fiscal year ended September 30, 2019 compared to the prior year. The electric margin was negatively impacted by the federal income tax credit of $35,218 mandated by the PAPUC, higher purchased power costs and lower sales. Although, the federal income tax credit refund to customers mandated by the PAPUC negatively impacted margin, this was mitigated by the decrease in the federal income tax rate.

Gas Margin (the excess of utility gas revenues over the cost of natural gas purchased) was up $929,488 or approximately 5%. Whereas revenues were up 6%, which resulted in a decrease in margin percentage of 0.91% for the fiscal year ended September 30, 2019 compared to the prior year. The gas margin percentages were negatively impacted by the federal income tax credit of $1,405,983 mandated by the NYPSC and higher purchased gas costs, offset by Corning Gas’ rate increase. Although, the federal income tax credit refund to customers mandated by the NYPSC negatively impacted margin, this was mitigated by the decrease in the federal income tax rate.

Utility electric retail operating revenues decreased $294,984 during the fiscal year ended September 30, 2019 compared to the prior year. This decrease was mainly attributable to lower sales volumes resulting in a revenue decrease of $218,009 and decrease in recovery of electric purchased power costs of $41,757. Revenues also decreased by $35,218 due to the pass back to customers related to the federal income tax benefit related to 2017 Tax Act.

Other electric revenues decreased $65,613 during the fiscal year ended September 30, 2019 compared to the prior year. This decrease in other electric operating revenues was primarily due to a non-recurring revenue adjustment in 2018 of $59,407 related to the Pike purchase.

Gas retail operating revenues increased $1,246,663, during the fiscal year ended September 30, 2019 compared to the prior year. Sales volumes decreased by 234,061 MCf in 2019 compared to 2018. This sales decrease had a negative revenue impact of $691,649. However, this amount was offset by recovery of higher purchased gas costs of $720,431 and a Corning Gas rate increase net of the pass back to customers for the federal income tax benefit related to 2017 Tax Act amounting to $1,217,881.

Other gas revenues increased $376,752 during the fiscal year ended September 30, 2019 compared to the prior year. The drivers for this increase are detailed in the tables below:

Utility operating revenue	September 30, 2019	September 30, 2018

Retail electric revenue:
Residential	3,882,291	4,061,857
Commercial	4,108,681	4,222,811
Street lights	126,849	128,137
Total retail electric revenue	8,117,821	8,412,805

Other electric revenue:
Customer discounts forfeited	62,078	6,255
FIT sur-credit reconciliation	(38,707)	—
Third party billings	111,706	102,811
All other	(13,114)	78,510
Total other electric revenues	121,963	187,576

Total electric operating revenues	$8,239,784	$8,600,381

Retail gas revenue:
Residential	$16,728,152	$15,926,261
Commercial	2,807,725	2,605,985
Transportation	4,378,121	4,364,457
Wholesale	2,236,053	2,006,685
Total retail gas revenue	26,150,051	24,903,388

Other gas revenue:
Local production	698,203	807,128
Customer discounts forfeited	117,051	104,363
Reconnect fees	4,098	2,100
Surcharges	1,521	19,690
All other	329,271	(159,889)
Total other gas revenue	1,150,144	773,392

Total gas operating revenue	$27,300,195	$25,676,780

Total operating revenues	$35,539,979	$34,277,161

The following tables further summarize all other income in the other gas revenue table above:

	September 30, 2019	September 30, 2018

Other gas & electric revenues:
2017 Tax Act FIT reconciliation	$588,120	$—
RDM amortizations net	(251,653)	(41,522)
Contract customer reconciliation	(148,718)	(77,476)
Regulatory liability reserve	(74,147)	—
Local production revenues	59,066	2,731
Capacity release revenues	33,733	—
Customer performance incentive	32,000	32,000
Delivery rate adjustment carrying costs	7,351	5,018
Annual DRA Reconciliation	—	(148,187)
Revenue write-off from Pike purchase	—	95,595
All Other	83,519	(28,048)
	$329,271	($159,889)

Margin	September 30, 2019	September 30, 2018

Utility Electric Revenues	$8,239,784	$8,600,381
Electricity Purchased	2,806,907	2,659,264
Margin	$5,432,877	$5,941,117
	65.93%	69.08%

Utility Gas Revenues	$27,300,195	$25,676,780
Natural Gas Purchased	7,742,728	7,048,801
Margin	$19,557,467	$18,627,979
	71.64%	72.55%

Electricity costs increased by $147,643 for the fiscal year ended September 30, 2019 compared to the prior year. The increase in costs for fiscal year ended 2019 is due primarily to increased purchased electric sales volumes totaling $506,900, offset by a decrease in electricity costs of $359,257 at Pike Electric compared to fiscal 2018.

Gas purchases are our largest expenses. Purchased gas expense increased $693,927 for the fiscal year ended September 30, 2019 compared to the prior year. The increase in costs is due primarily to increased gas costs of $.28 per Mcf year over year amounting to $551,407 at Corning and Pike Gas. Additionally, the Company incurred gas costs of $142,520 to meet the increased firm customer gas volumes of 38,844 Mcf.

We anticipate that the cost of gas should remain relatively stable because of our access to local production and current economic and government projections. The cost of electricity should also remain relatively stable because electricity prices generally follow the prices of natural gas.

Operating and Interest Expenses

Operating and maintenance expense for the fiscal year ended September 30, 2019 decreased by $507,728 compared to the prior year. The decrease in expenses for fiscal year 2019 was due primarily from lower cost of repair and maintenance of electric overhead lines and gas distribution expenses of $414,876. The remaining decrease results primarily from lower customer service and administrative and general expenses.

Taxes other than income taxes increased $27,133 for the fiscal year ended September 30, 2019 compared to the prior year. This increase was due to an increase in property taxes of $25,228 and an increase in Gross Receipts Tax (“GRT”) of $35,574, offset primarily by an increase in payroll taxes capitalized on fixed assets of $33,669.

Depreciation expense for the fiscal year ended September 30, 2019 compared to the same period last year, increased by $124,058 due to increased depreciable utility plant placed in service.

Interest expense for the fiscal year ended September 30, 2019 compared to the prior year increased by $229,016 mainly due to additional interest costs associated with higher levels of outstanding debt attributed to capital expenditures.

Net Income

As a result of the foregoing, net income for fiscal year 2019 increased by $979,964 compared to fiscal year 2018. The increase in net income for fiscal year 2019 was due primarily due to higher gas sales volume, the rate increase at the Gas Company and lower net operating expenses, offset by lower electric revenues.

Effective Tax Rate

There was an effective income tax rate of 29.6% for the year ended September 30, 2019 and 45.5% for the year ended September 30, 2018. The decrease in the effective tax rate was driven by a decrease in the federal income tax rate from 24.5% to 21.0%, as well as regulatory deferrals see Note 11 “Income Taxes” in the notes to the consolidated financial statements.

Liquidity and Capital Resources

Internally generated cash from operating activities consists of net income, adjusted for non-cash expenses and changes in operating assets and liabilities. Non-cash items include depreciation and amortization, gain or loss on sale of securities and deferred income taxes. Over or under recovered gas costs could significantly impact cash flow. In addition, there are significant year-to-year changes in regulatory assets that impact cash flow. Cash flows used in investing activities consist primarily of capital expenditures and investments in our joint ventures. As part of the Joint Proposal approved in the June 2017 Order, we have estimated capital expenditures to upgrade our distribution system of approximately $6 million in fiscal 2020. We expect to finance these planned capital expenditures with a combination of cash provided by operations and issuance of additional long-term debt and equity.

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

Corning Gas has a revolving line of credit of $8.0 million at a variable interest rate determined by the Gas Company’s funded debt to EBITDA ratio calculated ninety days after the end of each quarter added to the daily LIBOR rate. This line expires on April 1, 2020. The amount outstanding under this line on September 30, 2019 was approximately $5.7 million with an interest rate of 4.66%. Our lender has a purchase money security interest in all our natural gas purchases utilizing funds advanced by the bank under the credit agreement and all proceeds of sales and accounts receivable from the sale of that gas.

Pike has a revolving line of credit of $2.0 million at an interest rate equal to LIBOR plus 2.75% with principal repayable on demand by the lender. This line expires on April 26, 2020. The amount outstanding under this line on September 30, 2019 was approximately $1.1 million with an interest rate of 4.81%. As of September 30, 2018, the amount outstanding was approximately $1.3 million. The agreement contains various affirmative and negative covenants of Pike including, (i) a total funded debt to tangible net worth ratio of not greater than 1.4 to 1.0, (ii) a total funded debt to EBITDA ratio of not greater than 3.75 to 1.0, and (iii) a minimum cash flow overage of not less than 1.1 to 1.0, with each of the financial covenants measured quarterly based on Pike’s trailing twelve month operating performance and fiscal quarterly financial statements commencing with the period ended September 30, 2017; compliance, accounting, and financial statement requirements, and prohibitions on changes in management or control, any sale of all or substantially all of its assets, acquisitions of substantially all the asset of any other entity, or other material changes to its business, purposes, structure or operations which could materially adversely affect Pike.

On September 30, 2019, we had approximately $42.2 million in long-term debt outstanding. We made principal payments on outstanding debt during fiscal year 2019 consistent with the requirements of our debt instruments and refinancing activities.

On November 30, 2017, the Gas Company entered into a long-term debt agreement with Manufactures and Traders Trust Company Bank (“M&T”) for $29 million at a fixed rate of 4.16% with a ten year maturity (the “November 2017 Credit Agreement”). This debt replaced all of the Gas Company long term debt and is secured by all personal property of the Gas Company including, among other things, accounts, deposit accounts, general intangibles, inventory, and all fixtures, including, among other things, pipelines, easements, rights of way and compressors in the Gas Company’s distribution system. The November 2017 security agreement contains various representations, warranties, covenants and agreements customary in security agreements and various events of default with remedies under the New York Uniform Commercial Code and the security agreement. This refinancing is consistent with our June 2017 NYSPSC rate order. The November 2017 term note may be prepaid upon payment of a prepayment premium equal to the greater of 1% of the amount prepaid or the present value of the spread between the 4.16% fixed interest rate of the 2017 term note and the then current “market rate” based on the most recent U.S. Treasury Obligations with a term corresponding to the remaining period to the maturity date.

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

On August 15, 2018, the Gas Company entered into a $3.6 million multiple disbursement term note with M&T which permitted draws from time to time in accordance with its terms until October 31, 2018 at which time amounts outstanding under the note totaling $3.6 million converted to a ten year term loan to be payable in 119 equal monthly installments with an additional final installment of unpaid principal and interest due on November 30, 2028. Before converting to a term loan, the note bore interest at the one-month LIBOR rate plus 3%. After October 31, 2018, the interest rate was fixed at 4.92%. Additional terms of this note are substantially the same as those in the November 2017 Credit Agreement.

On June 27, 2019, the Gas Company entered into a $3.127 million multiple disbursement term note with M&T which permitted draws from time to time for capital expenditures in accordance with its terms until October 31, 2019 at which time amounts outstanding under the note totaling $3.127 million converted to a ten year term loan, payable in 119 equal monthly installments with an additional final installment of unpaid principal and interest due on November 30, 2029.  Before converting to a term loan, borrowings on the note had a variable interest rate of the one-month LIBOR rate plus 3% (4.875% as of September 30, 2019).  After October 31, 2019, the interest rate was fixed at 3.51%.   Additional terms of this note are substantially the same as those in the Gas Company’s November 2017 Credit Agreement with M&T.

On December 4, 2018, Pike entered into a demand note with M&T for $510,000, payable in 364 days unless otherwise converted into a term note.  On February 1, 2019 Pike converted the $510,000 demand note to a 10 year term loan with a fixed interest rate of 4.89% and monthly principal and interest payments of $5,397.

On June 27, 2019, Pike entered into a $2.072 million multiple disbursement term note with M&T which permitted draws from time to time for capital expenditures in accordance with its terms until October 31, 2019 at which time amounts outstanding under the note totaling $2.072 million converted to a ten year term loan, payable in 119 equal monthly installments with an additional final installment of unpaid principal and interest due on November 30, 2029.  Before converting to a term loan, borrowings on the note had a variable interest rate of the one-month LIBOR rate plus 3% (5.06% as of September 30, 2019).  After October 31, 2019, the interest rate was fixed at 3.51%.   Additional terms of this note are substantially the same as those in Pikes November 2017 Credit Agreement with M&T.

The Gas Company is responsible for managing its gas supply assets. At September 30, 2019, the Gas Company had 596,454 Dth at a cost of $1,238,826 in storage. As the result of these actions, we anticipate that the Gas Company will have sufficient gas to supply our customers for the 2019-2020 winter heating season. The contract with O&R should provide for sufficient electricity and natural gas to supply Pike for the 2019-2020 winter heating and summer cooling demand. M&T has issued to O&R a letter of credit in the amount of $1.525 million as security for the obligations of Pike under the Electric Supply Agreement and the Gas Supply and Gas Transportation Agreement, each, as amended, dated August 31, 2016, three years of electric and gas supply for the customers of Pike, with up to three one-year extensions.

As of September 30, 2019, we believe that cash flow from operating activities and borrowings under our lines of credit will be sufficient to satisfy debt service requirements over the next twelve months. We believe new debt and proceeds from equity will be required to satisfy our capital expenditures to finance our internal growth needs for the next twelve months.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Contractual Obligations

The following tables summarize the Gas Company’s expected future contractual cash obligations as of September 30, 2019, and the twelve-month periods over which they occur.

The aggregate maturities of long-term debt for each of the five years subsequent to September 30, 2019 are as follows:
2020	$4,260,846
2021	$4,644,917
2022	$4,803,253
2023	$5,005,454
2024	$4,917,114
The estimated interest payments on the above debts are as follows:
2020	$1,901,439
2021	$1,713,861
2022	$1,507,154
2023	$1,293,015
2024	$1,069,462

The estimated pension plan benefit payments are as follows:
2020	$1,437,116
2021	$1,484,569
2022	$1,478,038
2023	$1,487,713
2024	$1,522,441

The projected benefit obligation of the benefit plan has been calculated based on the census and plan provisions, as well as a number of economic and demographic assumptions. The discount rate for the period ending September 30, 2019 is 3.96% and is assumed to be the rate going forward. A decrease in the discount rate of 1% could increase the projected benefit obligation by $3.8 million and an increase in the discount rate of 1% could decrease the obligation by $3.0 million. Either change would impact the estimated pension plan payment for future periods.

Regulatory Matters

Holding Company

On April 11, 2016, the Holding Company filed a petition in Case 16-G-0200 with the NYPSC, seeking a declaratory ruling that Public Service Law Section 70(4), which pertains to the acquisition of more than 10 percent of the voting capital stock of a gas corporation, does not apply to the exercise of rights to convert the 4.8% Series B Convertible Preferred Stock (see Note 9 – Stockholders’ Equity to the Company’s consolidated financial statements for additional information) to common stock of the Holding Company, or that, if that section is applicable at all to the Holding Company, there is no need for NYPSC approval under the statute because the relevant subscription rights are to be issued pro-rata to existing shareholders, thereby limiting the potential changes in relative ownership concentration that are the focus of Section 70(4). In the alternative, if the NYPSC determined that the statute applies to the conversion of preferred shares to common shares in the Holding Company, the Holding Company requested that the NYPSC approve such acquisition of common shares by stockholders of the Holding Company whose ownership interests exceed 10 percent of the Holding Company’s stock. On August 1, 2016, the NYPSC issued an order in Case 16-G-0200. Although the NYPSC declined to issue the requested declaratory ruling that Public Service Law 70(4) is inapplicable, the NYPSC approved the exercise of conversion rights on a Series B Convertible Preferred Stock by our three holders of 10% or more of our common stock. The three holders, our President Michael German, funds controlled or with investments managed by Mario Gabelli, and the Article 6 Marital Trust under the First Amended and Restated Jerry Zucker Revocable Trust, reported on filings with the U.S. Securities and Exchange Commission that they acquired 57,936, 73,398 and 0 shares of our Series B Convertible Preferred Stock, respectively. There can be no assurance that any of such shares will actually be converted into our common stock.

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

By petition dated June 13, 2017, Corning Gas requested authority under Public Service Law (PSL) §69 to issue approximately $44 million of long-term debt through December 31, 2020. In its petition, Corning Gas requested permission to refinance all or a portion of its existing loans with a ten-year fixed rate loan (“Refunding Debt”). In addition, the Corning Gas requested authority to issue new debt through December 31, 2020 to fund its future construction expenditures, repay short-term debt incurred to finance previous years’ construction expenditures, and to refinance its maturing debt obligations (“New Debt”). The NYSPSC in an order issued November 17, 2017, authorized Corning Gas to issue up to $26 million for Refunding Debt and New Debt issuances of up to $18 million.

On August 9, 2018 The NYSPSC issued an order in Case 17-M-0815 that required the Company to return to customers the difference between the federal income tax allowance in base rates and the new statutory rate of 21%. The refund to customers began on October 1, 2018. The customers experienced a decrease of 3.87% on their overall bill in the year starting October 1, 2018 and will experience a decrease of 3.72% on their overall bill in the year starting October 1, 2019. The amount estimated to be returned to customers was $980,964 during the year ended September 30, 2019 and is expected to be $1,004,563 during the year ending September 30, 2020. These refunds will not impact the Company’s allowed earnings. The impact of the change in the Tax Act on deferred regulatory balances will be deferred until the Company’s next base rate case. The Company has recorded those amounts as Regulatory Liabilities on the balance sheet.

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

The PAPUC issued an order in Case M-2018-2641242 that require the Company to return to customers the difference between the federal income tax allowance in base rates and the new statutory rate of 21%. Pike’s electric customers will receive a refund of $73,923 or decrease of 0.67% on their overall bill effective October 1, 2018. No refunds were ordered for Pike’s gas operation because amounts were not material. The impact of the change in the Tax Act on deferred regulatory balances will be deferred until the Company’s next base rate case. The Company has recorded those amounts as Regulatory Liabilities on the balance sheet.

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

Environmental Matters

The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. The effect (material or not) on the Company of any new legislative or regulatory measures will depend on the particular provisions that are ultimately adopted. Environmental regulation legislative and regulatory measures to address climate change and greenhouse gas emissions are in various phases of discussion or implementation. Legislation or regulation that aims to reduce greenhouse gas emissions could also include greenhouse gas emissions limits and reporting requirements, carbon taxes, restrictive permitting, increased efficiency standards, and incentives or mandates to conserve energy or use renewable energy sources. Federal, state or local governments may provide tax advantages and other subsidies to support alternative energy sources, mandate the use of specific fuels or technologies, or promote research into new technologies to reduce the cost and increase the scalability of alternative energy sources. New York State, for example, passed the CLCPA that mandates reduced greenhouse gas emissions to 60% of 1990 levels by 2030, and 15% of 1990 levels by 2050, with the remaining emission reduction achieved by controlled offsets. The CLCPA also requires electric generators to meet 70% of demand with renewable energy by 2030. These climate change and greenhouse gas initiatives could impact the Company's customer base and assets depending on regulatory treatment afforded in the process. The initiatives could also increase the Company’s cost of environmental compliance by increasing reporting requirements and requiring the Company to replace all leak prone pipe. They could also delay or otherwise negatively affect efforts to obtain permits and other regulatory approvals with regard to existing and new facilities and impose additional monitoring and reporting requirements. Changing market conditions and new regulatory requirements, as well as unanticipated or inconsistent application of existing laws and regulations by administrative agencies, make it difficult to predict a long-term business impact across twenty or more years.

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

Accounting for Utility Revenue and Cost of Gas Recognition

Corning Gas records revenues from residential and commercial customers based on meters read on a cycle basis throughout each month, while certain large industrial and utility customers’ meters are read at the end of each month. Corning Gas does not accrue revenue for gas delivered but not yet billed, as the NYPSC requires that such accounting be adopted during a rate proceeding, which we have not done. Currently Corning Gas does not anticipate adopting unbilled revenue recognition nor does it believe it would have a material impact on financial results. Our tariffs contain mechanisms that provide for the recovery of the cost of gas applicable to firm customers, which includes estimates. Under these mechanisms, we periodically adjust rates to reflect increases and decreases in the cost of gas and electricity. Annually, we reconcile the difference between the total gas costs collected from customers and the cost of gas. We defer any excess or deficiency and subsequently either recover it from, or refund it to, customers over the following twelve-month period or possibly longer based on the amounts if the cost for gas significantly exceeds the total gas costs collected from customers. Quarterly, we reconcile the difference between electric costs collected from customers and the cost of electricity. The default service charges for electricity are adjusted every quarter. To the extent estimates are inaccurate, a regulatory asset on the balance sheet is increased or decreased. Leatherstocking Gas reads all meters at the end of the month and therefore has no unbilled. Pike reads all meters at the end of the month and therefore no longer has unbilled revenue. As gas and electricity are immediately available for use upon delivery to the customer, the gas or electricity and its delivery are identifiable as a single performance obligation. The Company recognizes revenues as this performance obligation is satisfied over time as the Company delivers, and its customers simultaneously receive and consume, the gas or electricity.

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

Accounting for the Joint Ventures

The investment and equity in Leatherstocking Gas and Leatherstocking Pipeline (collectively, the “Joint Ventures”) has been recognized in the consolidated financial statements. The Holding Company has accounted for its equity investment using the equity method of accounting based on the guidelines established in FASB ASC 323. In applying the guidance of FASB ASC 323, the Holding Company recognized the investment in the Joint Ventures as an asset at cost. The investment will fluctuate in future periods based on the Holding Company’s allocable share of earnings or losses from the Joint Ventures which is recognized through earnings.

Pension and Post-Retirement Benefits

The amounts reported in our consolidated financial statements related to pension and other post-retirement benefits are determined on an actuarial basis, which requires the use of many assumptions in the calculation of such amounts. These assumptions include the discount rate, the expected return on plan assets, the rate of compensation increase and, for other post-retirement benefits, the expected annual rate of increase in per capita cost of covered medical and prescription benefits. Changes in actuarial assumptions and actuarial experience could have a material impact on the amount of our pension and post-retirement benefit costs and funding requirements. In 2019, the mortality assumption was revised to the sex-distinct RP-2014 Mortality Tables for employees and healthy annuitants with mortality improvements projected using Scale MP-2018 on a fully generational basis. The decrease in discount rate from 4.89% to 3.96% as of September 2019 increased the benefit obligation. The net effect of changes to the assumptions and discount rate is an increase of approximately $3.7 million to the pension benefit obligation. However, we expect to recover substantially all our net periodic pension and other post-retirement benefit costs attributed to employees in accordance with NYPSC authorization. For financial reporting purposes, the difference between the amounts of such costs as determined under applicable accounting principles is recorded as either a regulatory asset or liability.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains statements which, to the extent they are not recitations of historical facts, constitute "forward-looking statements" within the meaning of the Securities Litigation Reform Act of 1995 (“Reform Act”). The words "estimate", "project", "anticipate", "expect", "intend", "believe", "could" and similar expressions are intended to identify forward-looking statements. All such forward-looking statements are intended to be subject to the safe harbor protection provided by the Reform Act. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be achieved. As forward looking statements, these statements involve risks, uncertainties and other factors that could cause actual results to differ materially from the expected results. Accordingly, actual results may differ materially from those expressed in any forward looking statements. Factors that could cause results to differ materially from our management's expectations include, but are not limited to, those listed under Item 1A - "Risk Factors" of this Annual Report on Form 10-K for the fiscal year ended September 30, 2019, in addition to:

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are filed with this Form 10-K:

Report of Freed Maxick CPAs, P.C., Independent Registered Public Accounting Firm

Consolidated Financial Statements:

Consolidated Balance Sheets as of September 30, 2019 and 2018

Consolidated Statements of Income for the years ended September 30, 2019 and 2018

Consolidated Statements of Comprehensive Income for the years ended September 30, 2019 and 2018

Consolidated Statements of Stockholders’ Equity for the years ended September 30, 2019 and 2018

Consolidated Statements of Cash Flows for the years ended September 30, 2019 and 2018

Notes to Consolidated Financial Statements

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2019, the Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. Based upon the Company’s evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2019.

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

The Audit Committee of our Company’s Board of Directors meets with the independent public accountants and management periodically to discuss internal controls over financial reporting and auditing and financial reporting matters. The Audit Committee reviews with the independent public accountants the scope and results of the audit effort. The Audit Committee’s Report will be reported in the Proxy Statement issued in connection with the Company’s 2020 Annual Meeting of Stockholders.

The Company’s management, including the Company’s chief executive officer and chief financial officer, assessed the effectiveness of the Company’s internal controls over financial reporting as of September 30, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework from 2013. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our internal controls over financial reporting was effective as of September 30, 2019.

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

ITEM 9B - OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated herein by reference to the Registrant’s definitive Proxy Statement relating to its 2020 Annual Meeting of Shareholders (the "Proxy Statement"), under the captions "Board of Directors," "Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Code of Business Conduct and Ethics" or an amendment to this Annual Report in Form 10-K. The Proxy Statement, or an amendment to this Annual Report on Form 10-K containing the required information, will be filed with the SEC prior to January 28, 2020.

Based solely upon a review of Section 16(a) reports furnished to the Company pursuant to Rule 16a-3 under the Exchange Act, the Company believes that all such forms required to be filed pursuant to Section 16(a) of the Exchange Act were timely filed, as necessary, by the officers, directors and security holders required to file such forms.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 will be contained under the caption "Executive Compensation” in the Proxy Statement and incorporated herein by reference or an amendment to this Annual Report on Form 10-K. The Proxy Statement, or an amendment to this Annual Report on Form 10-K containing the required information, will be filed with the SEC prior to January 28, 2020.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required with respect to security ownership of certain beneficial owners will be set forth under the caption "Principal Stockholders" and "Equity Compensation Plan Information at September 30, 2019" in the Proxy Statement and incorporated herein by reference or an amendment to this Annual Report on Form 10-K. The Proxy Statement, or an amendment to this Annual Report on Form 10-K containing the required information, will be filed with the SEC prior to January 28, 2020.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 will be contained under the caption "Certain Relationships and Related Transactions" and "Director Independence" in the Proxy Statement and incorporated herein by reference or an amendment to this Annual Report on Form 10-K. The Proxy Statement, or an amendment to this Annual Report on Form 10-K containing the required information, will be filed with the SEC prior to January 28, 2020.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 will be contained under the caption "Audit Committee Report - Principal Accounting Fees and Services" in the Proxy Statement and incorporated herein by reference or an amendment to this Annual Report on Form 10-K. The Proxy Statement, or an amendment to this Annual Report on Form 10-K containing the required information, will be filed with the SEC prior to January 28, 2020.

PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statement Schedules (see Item 8 Financial Statements and Supplementary Data)
(b) Exhibits

Exhibits incorporated by reference for filings made before January 1, 1995 may be found in the Company's Commission File 0-643

Exhibit No.	Description
3.1	The Holding Company’s Certificate of Incorporation, (included as Exhibit B to the Proxy Statement/Prospectus forming portion of the Form S-4)
3.2	Second Amended and Restated By-laws of Corning Natural Gas Holding Corporation, effective February 6, 2018 (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K dated February 6, 2018)
3.7	Certificate of Amendment to the Certificate of Incorporation with respect to the number of shares of common stock and preferred stock filed with the Department of State of the State of New York on May 1, 2018 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated May 1, 2018)
4.4*	Corning Natural Gas Holding Corporation 2018 Employee Long-Term Incentive Plan (incorporated by reference to Appendix 1 of the Company’s definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 22, 2018)
10.1*	Employment Agreement dated November 30, 2006 between Michael German and the Company (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated November 30, 2006)
10.2*	Amended and Restated Severance Agreement effective August 18, 2006 between the Company and Kenneth J. Robinson (incorporated by reference to Exhibit 10.18 of the Company’s Current Report on Form 8-K dated August 14, 2006)
10.3*	First Amendment to Employment Agreement between Michael I. German and the Company dated December 31, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 10-Q dated August 12, 2009)
10. 4	Amended and Restated 2007 Stock Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 10-Q dated August 12, 2009)
10.14*	Settlement and Release Agreement between the Company and Thomas K. Barry dated December 30, 2011 (incorporated by reference to Exhibit 10.30 of the Company’s Registration Statement on Form S-1 (No. 333-182386), originally filed with the Securities and Exchange Commission on June 28, 2012)
10.16	Operating Agreement of the Leatherstocking Gas Company, LLC (incorporated by reference to Exhibit 10.32 of the Company’s Registration Statement on Form S-1 (No. 333-182386), originally filed with the Securities and Exchange Commission on June 28, 2012)
10.21*	Form of Restricted Stock Agreement – Officers under the Corning Natural Gas Corporation’s Amended and Restated 2007 Stock Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated December 11, 2012)
10.22*	Form of Restricted Stock Agreement - Non-employee Directors under the Corning Natural Gas Corporation’s Amended and Restated 2007 Stock Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated December 11, 2012)
10.32	Stock Purchase Agreement between the Holding Company and Article 6 Marital Trust under the First Amended and Restated Jerry Zucker Revocable Trust Dated April 2, 2007, dated April 7, 2014
10.33	Stock Purchase Agreement between the Holding Company and the Retirement Plan for the L.S. Starret Company with QCI Management, Inc., as Registered Investment Advisor dated April 14, 2014
10.34	Stock Purchase Agreement between the Holding Company and DBH, LLC with QCI Asset Management, Inc., as Registered Investment Advisor dated April 14, 2014
10.35	Stock Purchase Agreement between the Holding Company and Cold Spring Construction Profit Sharing Plan with QCI Asset Management, Inc., as Registered Investment Advisor dated April 14, 2014
10.37	Stock Purchase Agreement between the Holding Company and Timothy E. Delaney with QCI Asset Management, Inc., as Registered Investment Advisor dated April 14, 2014
10.38	Stock Purchase Agreement between the Holding Company and Robert B. Johnston dated April 16, 2014
10.48	Pledge and Security Agreement between Corning Natural Gas Holding Corporation and Mirabito Regulated Industries, LLC with Wayne Bank dated January 31, 2019 (incorporated by reference to Exhibit 10.6 of the March 2019 8-K)
10.49	Pledge and Security Agreement between Corning Natural Gas Holding Corporation and Mirabito Regulated Industries, LLC with Wayne dated January 31, 2019 (incorporated by reference to Exhibit 10.7 of the March 2019 8-K)
10.61	Multiple Disbursement Term Note between the Gas Company and Manufacturers and Traders Trust Company, dated January 27, 2016 (incorporated by reference to Exhibit 10.1 of January 2016 8-K)
10.72	Loan Agreement between Leatherstocking Gas (Borrower) and Leatherstocking Pipeline (Guarantor) and Five Star Bank, dated July 11, 2016 (incorporated by reference to Exhibit 10.2 of the June 2016 10-Q)
10.73	General Security Agreement between Leatherstocking Gas and Five Star Bank dated July 11, 2016 (incorporated by reference to Exhibit 10.3 of the June 2016 10-Q)
10.74	General Security Agreement between Leatherstocking Pipeline and Five Star Bank dated July 11, 2016 (incorporated by reference to Exhibit 10.4 of the June 2016 10-Q)
10.79	Continuing Guaranty, dated August 31, 2016, from Corning Natural Gas Holding Corporation to M&T Bank with respect to the obligations of Pike County Light & Power Company to M&T Bank (incorporated by reference to Exhibit 10.5 on the September 2016 8-K)
19

10.87	Credit Agreement, dated June 27, 2019, between Corning Natural Gas Company and M&T Bank (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated August 15, 2019)
10.88	Multiple Disbursement Term Note, dated August 15, 2018, from Corning Natural Gas Corporation to M&T Bank in the maximum principal amount of $3,600,000 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated August 15, 2018)
10.89	General Security Agreement, dated June 27, 2019, from Corning Natural Gas Corporation to M&T Bank (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K dated August 15, 2019)
10.90	Replacement Credit Agreement, dated June 27, 2019, between Pike Light & Power Company and M&T Bank (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated May 23, 2019)
10.91	Replacement Term Note, dated May 23, 2018, from Pike Light & Power Company to M&T Bank in the initial principal amount of $11,200,000 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated May 23, 2018)
10.92	Continuing Guaranty, dated June 27, 2019, between Pike Light & Power Company and M&T Bank (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K dated May 23, 2019)
10.93	General Security Agreement, dated June 27, 2019, between Pike Light & Power Company and M&T Bank (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K dated May 23, 2019)
21**	Subsidiary of Company
23.1**	Consent of Freed Maxick CPA's, P.C.
24	Power of Attorney
31.1**	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act - Michael I. German
31.2**	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act - Firouzeh Sarhangi
32.1***	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
101***	The following materials from the Corning Natural Gas Corporation Annual Report on Form 10-K for the period ended September 30, 2019, formatted in XBRL (eXtensible Business Reporting Language):
(i) the Condensed Consolidated Balance Sheets at September 30, 2019 and 2018
(ii) the Condensed Consolidated Statements of Income and Comprehensive Income for the years ended
September 30, 2019 and 2018
(iii) the Condensed Consolidated Statements of Stockholders' Equity for the years ended
September 30, 2019 and 2018
(iv) the Condensed Consolidated Statements of Cash Flows for the years ended September 30, 2019 and 2018
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

CORNING NATURAL GAS HOLDING CORPORATION

Date: December 23, 2019	/s/ Michael I. German
Michael I. German
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 23, 2019	/s/ Firouzeh Sarhangi
Firouzeh Sarhangi, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Date: December 23, 2019	/s/ Michael I. German
Michael I. German, President and Chief Executive Officer and Director
(Principal Executive Officer)

Date: December 23, 2019	*
Henry B. Cook, Chairman of the Board of Directors

Date: December 23, 2019	*
Ted W. Gibson, Director

Date: December 23, 2019	*
Robert B. Johnston, Director

Date: December 23, 2019	*
Joseph P. Mirabito, Director

Date: December 23, 2019	*
William Mirabito, Director

Date: December 23, 2019	*
George J. Welch, Director

Date: December 23, 2019	*
John B. Williamson III, Director

*By: /s/ [Attorney-in-fact]

[Attorney-in-fact]

Attorney-in-fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Corning Natural Gas Holding Corporation

Corning, New York

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Corning Natural Gas Holding Corporation and subsidiaries (collectively, the “Company”) as of September 30, 2019 and 2018, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the fiscal years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Freed Maxick CPAs, P.C.

Rochester, NY

December 23, 2019

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets as of September 30,

Assets	2019	2018

Plant:
Utility property, plant and equipment	$121,041,738	$114,559,199
Less: accumulated depreciation	(29,263,612)	(26,966,064)
Total plant, net	91,778,126	87,593,135

Investments:
Marketable securities at fair value	2,184,170	2,193,578
Investment in joint ventures	2,597,919	2,740,575
	4,782,089	4,934,153
Current assets:
Cash and cash equivalents	314,341	219,962
Customer accounts receivable (net of allowance for
uncollectible accounts of $66,470 and $228,666, respectively)	2,436,221	3,350,700
Other accounts receivable	335,481	385,987
Related party receivables	5,818	206,331
Gas stored underground	1,238,826	1,620,916
Materials and supplies inventories	2,747,194	1,818,974
Prepaid expenses	1,726,353	1,468,030
Total current assets	8,804,234	9,070,900

Regulatory and other assets:
Regulatory assets:
Unrecovered electric and gas costs	985,556	1,236,124
Deferred regulatory costs	4,401,299	4,279,839
Deferred pension	7,294,641	4,043,072
Other	562,703	583,437
Total regulatory and other assets	13,244,199	10,142,472

Total assets	$118,608,648	$111,740,660

See accompanying notes to consolidated financial statements.

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets as of September 30,
	2019	2018
Liabilities and capitalization

Long-term debt, less current installments	$37,939,785	$36,975,484
Less: debt issuance costs	(276,885)	(338,903)
Total long-term debt	37,662,900	36,636,581

Redeemable preferred stock - Series A	5,186,812	5,166,082
(Authorized 255,500 shares. Issued and outstanding:
210,600 shares at September 30, 2019 and 210,600 shares at September 30, 2018, less debt issuance costs of $78,188 and $98,918, respectively)

Current liabilities:
Current portion of long-term debt	4,260,846	3,793,998
Borrowings under lines-of-credit and short-term debt	6,875,752	6,662,357
Accounts payable	1,826,604	3,247,376
Accrued expenses	422,557	407,692
Customer deposits and accrued interest	1,403,139	1,227,398
Dividends declared	502,559	483,806
Total current liabilities	15,291,457	15,822,627

Deferred credits and other liabilities:
Deferred income taxes	6,209,336	4,896,771
Regulatory liabilities	3,557,481	3,777,495
Deferred compensation	1,391,924	1,412,345
Pension costs and post-retirement benefits	9,683,393	6,016,240
Other	240,747	219,948
Total deferred credits and other liabilities	21,082,881	16,322,799

Commitments and contingencies (see Note 14)	—	—

Temporary equity:
Redeemable convertible preferred stock - Series B
(Authorized 244,500 shares. Issued and outstanding:
244,263 shares at September 30, 2019 and 2018)	4,966,893	4,951,847

Common stockholders' equity:
Common stock ($.01 par value per share	30,470	30,218
($.01 par value per share. Authorized 4,500,000 shares. Issued and outstanding:
3,047,060 shares at September 30, 2019 and 3,021,851 at September 30, 2018)
Additional paid-in capital	27,745,837	27,320,162
Retained earnings	6,634,085	5,399,751
Accumulated other comprehensive income	7,313	90,593
Total common stockholders' equity	34,417,705	32,840,724

Total liabilities and capitalization	$118,608,648	$111,740,660

See accompanying notes to consolidated financial statements.

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income for the years ended September 30,
	2019	2018
Utility operating revenues:
Gas operating revenues	$27,300,195	$25,676,780
Electric operating revenues	8,239,784	8,600,381
Total utility operating revenues	35,539,979	34,277,161

Cost of sales:
Gas purchased	7,742,728	7,048,801
Electricity purchased	2,806,907	2,659,264
Total cost of sales	10,549,635	9,708,065

Gross margin	24,990,344	24,569,096

Costs and expense:
Operating and maintenance expense	10,969,038	11,476,766
Taxes other than income taxes	3,617,169	3,590,036
Depreciation	2,499,558	2,375,500
Other deductions, net	460,104	411,848
Total costs and expenses	17,545,869	17,854,150

Utility operating income	7,444,475	6,714,946

Other income and (expense):
Interest expense	(2,325,642)	(2,096,626)
Other expense	(616,403)	(751,803)
Investment income	52,095	44,289
Loss from joint ventures	(142,656)	(131,831)
Rental income	35,052	48,552

Income from utility operations before income taxes	4,446,921	3,827,527

Income tax expense	(1,322,689)	(1,683,259)

Net income	3,124,232	2,144,268
Less Series B Preferred Stock Dividends	244,263	244,263
Net income attributable to common stockholders	2,879,969	1,900,005

Weighted average earnings per share-
basic	$0.95	$0.63
diluted	$0.94	$0.63

Weighted average shares outstanding - basic	3,035,479	3,010,465
Weighted average shares outstanding - diluted	3,328,595	3,010,465

See accompanying notes to consolidated financial statements.

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income for the years ended September 30,
	2019	2018
Net income	$3,124,232	$2,144,268
Other comprehensive income:
Net unrealized gain on securities available for sale
net of tax of $11,693 and $1,076, respectively	16,851	33,075

Total comprehensive income	$3,141,083	$2,177,343

See accompanying notes to consolidated financial statements.

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity

					Accumulated
			Additional		Other
	Number of	Common	Paid in	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Income	Total
Balances at September 30, 2017	2,994,797	$29,948	$27,084,738	$5,170,855	$57,518	$32,343,059

Issuance of common stock	27,054	270	388,588	—	—	388,858
Dividends declared on common	—	—	—	(1,671,109)	—	(1,671,109)
Dividends declared on Series B Preferred Stock	—	—	—	(244,263)	—	(244,263)
Stock issuance costs	—	—	(153,164)	—	—	(153,164)

Comprehensive income:
Change in unrealized gain on securities available for sale, net of income taxes	—	—	—	—	33,075	33,075
Net income	—	—	—	2,144,268	—	2,144,268
Balances at September 30, 2018	3,021,851	$30,218	$27,320,162	$5,399,751	$90,593	$32,840,724

Adoption of accounting standard	—	—	—	100,131	(100,131)	—
Issuance of common stock	25,209	252	425,675	—	—	425,927
Dividends declared on common	—	—	—	(1,745,766)	—	(1,745,766)
Dividends declared on Series B Preferred Stock	—	—	—	(244,263)	—	(244,263)

Comprehensive income:
Change in unrealized gain on securities available for sale, net of income taxes	—	—	—	—	16,851	16,851
Net income	—	—	—	3,124,232	—	3,124,232
Balances at September 30, 2019	3,047,060	$30,470	$27,745,837	$6,634,085	$7,313	$34,417,705

CORNING NATURAL GAS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows for the years ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$3,124,232	$2,144,268
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	2,499,558	2,375,500
Amortization of debt issuance cost	109,977	80,258
Non-cash pension expenses	941,428	933,452
Regulatory asset amortizations	677,139	428,925
Stock issued for services	239,481	223,783
Loss (gain) on sale of marketable securities	3,994	(68,062)
Unrealized gain	(69,021)	—
Deferred income taxes	1,308,524	1,640,887
Bad debt expense	162,170	267,189
Loss from joint ventures	142,656	131,831

Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	802,815	(690,825)
Gas stored underground	382,090	(238,720)
Materials and supplies inventories	(928,220)	(482,117)
Prepaid expenses	(258,323)	23,930
Unrecovered gas and electric costs	250,568	(129,847)
Deferred regulatory costs	(830,758)	(578,767)
Other	20,734	21,379
Increase (decrease) in:
Accounts payable	(1,420,772)	1,107,318
Accrued expenses	14,865	(335,410)
Customer deposits and accrued interest	175,741	(50,130)
Deferred compensation	(20,421)	(31,384)
Deferred pension costs & post-retirement benefits	(525,844)	(713,813)
Other liabilities and deferred credits	(195,174)	(173,661)
Net cash provided by operating activities	6,607,439	5,885,984

Cash flows from investing activities:
Sale of securities net	91,286	120,107
Amount received from (paid to) related parties	200,513	(115,798)
Investment in joint ventures	—	(165,000)
Capital expenditures	(6,628,162)	(7,832,707)
Net cash used in investing activities	(6,336,363)	(7,993,398)

Cash flows from financing activities:
Net proceeds under lines-of-credit	213,395	1,092,939
Debt issuance costs paid	(36,411)	(174,475)
Dividends paid	(1,784,830)	(1,729,966)
Proceeds under long-term debt	5,179,146	43,034,390
Repayment of long-term debt	(3,747,997)	(40,338,442)
Net cash (used in) provided by financing activities	(176,697)	1,884,446
Net increase (decrease) in cash and cash equivalents	94,379	(222,968)
Cash and cash equivalents at beginning of year	219,962	442,930
Cash and cash equivalents at end of year	$314,341	$219,962

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$1,973,206	$1,694,384
Income taxes	$14,165	$42,372
Non-cash financing activities:
Dividends paid with shares	$186,446	$165,075
Number of shares issued as dividends	10,009	9,579

See accompanying notes to consolidated financial statements.

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies

Corning Natural Gas Holding Corporation’s (the “Holding Company”) primary business, through its subsidiaries, Corning Natural Gas Corporation (“Corning Gas” or “Gas Company”) and Pike County Light & Power Company (“Pike”), is natural gas and electric distribution. Corning Gas provides gas on a commodity and transportation basis to its customers in the Southern Tier of New York State. Pike provides electric and gas service to customers in Pike County, Pennsylvania. As used in these notes, the term “the Company” refers to the consolidated operations of the Holding Company, the Gas Company and its dormant subsidiary Corning Natural Gas Appliance Corporation (the “Appliance Company’), and Pike. The Company follows the Uniform System of Accounts prescribed by the Public Service Commission of the State of New York (“NYPSC”) which has jurisdiction over and sets rates for New York State gas distribution companies and the Pennsylvania Public Utility Commission (“PAPUC”) which has jurisdiction over and sets rates for Pennsylvania gas and electric distribution companies. The Company’s regulated operations meet the criteria to and, accordingly, follow the accounting and reporting of the Financial Accounting Standard Board (“FASB”) ASC No. 980 “Regulated Operations”. The Company’s consolidated financial statements contain the use of estimates and assumptions for reporting certain assets, liabilities, revenue and expenses and actual results could differ from the estimates. The more significant accounting policies of the Company are summarized below.

(a) Principles of Consolidation and Presentation

The consolidated financial statements include the Holding Company and its wholly owned subsidiaries, Corning Gas, Pike and the Appliance Company. All intercompany accounts and balances have been eliminated.

It is the Company’s policy to reclassify amounts in the prior year financial statements to conform to the current year presentation.

(b) Utility Property, Plant and Equipment

Utility property, plant and equipment are stated at the historical cost of construction or acquisition. These costs include payroll, fringe benefits, materials and supplies and transportation costs. The Company charges normal repairs to maintenance expense.

(c) Depreciation

The Company provides for depreciation for accounting purposes using a straight-line method based on the estimated economic lives of property and equipment as determined by the current rate plan based on the latest depreciation study. The depreciation rate used for Corning Gas utility plant, expressed as an annual percentage of depreciable property, was 2.0% for each of the years ended September 30, 2019 and 2018. The NYPSC allows the Gas Company recovery in revenues to offset costs of building certain projects. At the time utility properties are retired, costs of removal less any salvage are charged to accumulated depreciation.

The depreciation rate used for Pike, expressed as an annual percentage of depreciable property, was 2.1% for each of the years ended September 30, 2019 and 2018. Pike also charges cost of removal less any salvage to accumulated depreciation.

(d) Accounting for Impairment

FASB ASC No. 360-10-15, “Accounting for the Impairment or Disposal of Long-Lived Assets” establishes accounting standards to account for the impairment of long-lived assets, and certain identifiable intangibles. Under FASB ASC No. 360-10-15, the Company reviews assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. FASB ASC No. 360-10-15 also requires that a rate regulated enterprise recognize an impairment when regulatory assets are no longer probable of recovery. No impairment losses were incurred for the years ended September 30, 2019 and 2018.

(e) Marketable Securities

Marketable securities are intended to fund the Gas Company’s deferred compensation plan obligations. Such securities are reported at fair value based on quoted market prices. Unrealized gains and losses on debt securities classified as available for sale, net of the related income tax effect, are excluded from income, and reported as a component of accumulated other comprehensive income in stockholders’ equity until realized. Unrealized gains and losses on equity securities are included as a component of investment income in the consolidated statement of income. The cost of securities sold was determined using the specific identification method. For all investments in the unrealized loss position, none have been in an unrealized loss position for more than 12 months. None are other than temporary impairments based on management’s analysis of available market research. In 2019 and 2018, the Gas Company sold equity securities for realized (losses) gains included in earnings of ($3,994) and $68,062, respectively.

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

The Company has determined the fair value of certain assets through application of FASB ASC 820 “Fair Value Measurements and Disclosures”.

Fair value of assets and liabilities measured on a recurring basis at September 30, 2019 and 2018 are as follows:

Fair Value Measurements at Reporting Date Using:
	Fair Value	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Level 2	Level 3
September 30, 2019
Available-for-sale securities	$2,184,170	$2,184,170	$—	$—

September 30, 2018
Available-for-sale securities	$2,193,578	$2,193,578	$—	$—

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

(j) Materials and Supplies Inventories

Materials and supplies inventories are stated at the lower of cost or net realizable value, cost being determined on an average unit price basis.

(k) Debt Issuance Costs

Debt issuance costs are presented as a direct deduction from the associated debt. Costs associated with the issuance of debt by the Company are amortized over the lives of the related debt.

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

(m) Revenue Recognition

The Company has the obligation to deliver gas and electricity to its customers. As gas and electricity are immediately available for use upon delivery to the customer, the gas or electricity and its delivery are identifiable as a single performance obligation. The Company recognizes revenues as this performance obligation is satisfied over time as the Company delivers, and its customers simultaneously receive and consume, the gas or electricity. The amount of revenues recognized reflects the consideration the Company expects to receive in exchange for delivering the gas or electricity. Under their tariffs, the transaction price for full-service customers includes the Company’s energy cost and for all customers includes delivery charges determined based on customer class and in accordance with established tariffs and guidelines of the NYSPSC or the PAPUC, as applicable. Accordingly, there is no unsatisfied performance obligation associated with these customers. The transaction price is applied to the Company’s revenue generating activities through the customer billing process. Because gas and electricity are delivered over time, the Company uses output methods that recognize revenue based on direct measurement of the value transferred, such as units delivered, which provides an accurate measure of value for the gas or electricity delivered.

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

Pike recognizes revenues for electric and gas service on a monthly billing cycle basis. Pike does not record unbilled revenues. Pike does not have a weather normalization clause as protection against severe weather.

In addition to weather normalization, the Gas Company has implemented a revenue decoupling mechanism (“RDM”). The RDM reconciles actual delivery service revenues to allowed delivery service revenues (which are based on the annual customer and volume forecasts in the last rate case) for certain residential customers. The Gas Company will refund or surcharge customers for differences between actual and allowed revenues. The shortfall or excess after the annual reconciliation will be surcharged or refunded to customers over a twelve-month period starting September 1st each year. Pike does not have a revenue decoupling mechanism as part of their rate structure.

Revenues are recorded as energy is delivered, generated, or services are provided and billed to customers. Amounts billed are recorded in customer accounts receivable, with payment generally due the following month.

For additional disclosures required by ASC 606, see Note 2.

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

(q) Revenue Taxes

The Gas Company collects state revenue taxes on residential delivery rates. The amount included in Revenue and Taxes other than Federal Income Taxes was $300,876 and $287,109 in fiscal years 2019 and 2018, respectively. Pike collects state taxes on total revenue. The amounts collected were $535,984 and $514,177 in 2019 and 2018, respectively.

(r) Stock Based Compensation

The Holding Company accounts for stock based awards in accordance with FASB ASC No. 718. The Holding Company awards restricted shares as compensation to our directors.  The shares awarded become unrestricted upon a director leaving the board.  Directors who also serve as officers of Corning Gas are not compensated for their service as directors. Since these shares are restricted, in recording compensation expense, the expense incurred is recorded at 25% less than the closing price of the stock on the day the stock was awarded. During the years ending September 30, 2019 and 2018 the Company issued 15,200 and 17,475 shares, respectively, as stock based compensation and recorded related expense of $239,481 and $223,783, respectively.

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

For the fiscal years 2019 and 2018, the impact of Preferred B shares on earnings per share was determined to be anti-dilutive. The net income and average shares outstanding used to compute basic and diluted earnings per share for the years ended September 30, 2019 and September 30, 2018 are as follows:

	2019	2018
Net income attributable to common stockholders	$2,879,969	$1,900,005
Add Preferred B Dividends	244,263	244,263
Net income	$3,124,232	$2,144,268

Average shares outstanding - basic	3,035,479	3,010,465
Effect of Preferred B Shares	293,116	—
Average shares outstanding - diluted	3,328,595	3,010,465

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

(u) Collective Bargaining Agreement

The Company had 64 employees as of September 30, 2019, and 63 as of September 30, 2018. Of this total, approximately one quarter are members of the International Brotherhood of Electrical Workers Local 139 labor union working under an agreement effective until April 5, 2021.

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

(w) Preferred Stock and Temporary Equity

The Holding Company classifies conditionally redeemable convertible preferred shares, which includes preferred shares subject to redemption upon the occurrence of uncertain events not solely within control of the Holding Company, as temporary equity in the mezzanine section of the consolidated balance sheets, in accordance with the guidance enumerated in FASB ASC No. 480-10 "Distinguishing Liabilities from Equity". The Company also analyzes the embedded conversion feature for bifurcation, based on whether the host instrument has more equity-like or debt-like characteristics. Dividends are recorded as a reduction to retained earnings and issuance costs reduce the initial proceeds and are then accreted over the life of the instrument to the redemption amount.

The Holding Company records mandatorily redeemable stock as a liability in accordance with FASB ASC No. 480. Dividends are recorded as interest expense and issuance costs are treated the same way as debt issuance costs.

(x) Adoption of New Accounting Guidance

On October 1, 2018, we adopted Accounting Standards Update (“ASU”) 2016-01 “Financial Instruments—Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”), Accounting Standards Codification (“ASC”) 606 – “Revenues from Contracts with Customers” (“ASC 606”) and ASU 2017-07 “Compensation – Retirement Benefits”.

With respect to ASU 2016-01, we reclassified net after-tax unrealized gains on equity securities of $100,131 as of October 1, 2018 from accumulated other comprehensive income (loss) to retained earnings. We continue to carry our investments in equity securities at fair value and there is no change to the asset values or total stockholders’ equity that we would have otherwise recorded. Beginning in fiscal 2019, we are including unrealized gains and losses arising from the changes in the fair values of our equity securities as a component of investment income in the Consolidated Statements of Income. ASU 2016-01 prohibited the restatement of prior year financial statements and for periods ending prior to October 1, 2018, unrealized gains and losses from the changes in fair value of available-for-sale equity securities were recorded in other comprehensive income.

We adopted ASC 606 using the modified retrospective method, whereby the cumulative effect of the adoption is required to be recorded as an adjustment to retained earnings. For the year ended September 30, 2019, the Company recognized revenues from contracts with customers in accordance with ASC 606. The revenues recognized were equivalent to the revenues that would have been recognized had the Company not adopted ASC 606 and had recognized all revenues in accordance with ASC 605 – Revenue Recognition (“ASC 605”). For the year ended September 30, 2018, the Company recognized revenues, including revenues from contracts with customers, in accordance with ASC 605. No prior period adjustment or charge to retained earnings for cumulative impact was required as a result of the Company’s adoption of ASC 606. ASC 606 also provides for certain other disclosures which are included in Note 2.

In March 2017, the FASB issued ASU 2017-07 “Compensation – Retirement Benefits” which amends the guidance related to the presentation of net periodic pension cost and net periodic postretirement benefit cost. The new guidance requires segregation of the service cost component from the other components of net periodic pension cost and net periodic postretirement benefit cost for financial reporting purposes. The service cost component is to be presented on the income statement in the same line items as other compensation costs included within Operating Expenses and the other components of net periodic pension cost and net periodic postretirement benefit cost are to be presented on the income statement below the subtotal labeled Operating Income (Loss). Under this guidance, the service cost component is eligible to be capitalized as part of the cost of inventory or property, plant and equipment while the other components of net periodic pension cost and net periodic postretirement benefit cost are generally not eligible for capitalization, unless allowed by a regulator. The Company adopted this guidance effective October 1, 2018. The Company applied the guidance retrospectively for the pension and postretirement benefit costs using amounts disclosed in prior period financial statement notes as estimates for the reclassifications in accordance with a practical expedient allowed under the guidance. Operation and maintenance expenses decreased $650,492 and Other Income (expense) increased by the same amount for the year ended September 30, 2019 as a result of the reclassifications. Operation and maintenance expenses decreased $787,652 and Other Income (expense) increased by the same amount for the year ended September 30, 2018 as a result of the reclassifications.

(y) New Accounting Pronouncements Not Yet Adopted

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326), which provides a model, known as the current expected credit loss model, to estimate the expected lifetime credit loss on financial assets, including trade and other receivables, rather than incurred losses over the remaining life of most financial assets measured at amortized cost. The guidance also requires use of an allowance to record estimated credit losses on available-for-sale debt securities. The new standard is effective for annual and interim periods beginning after December 15, 2019. The Company is currently evaluating the impact of the guidance on their consolidated financial statements and related disclosures.

(2) Revenue from Contracts with Customers

The following tables present, the year ended September 30, 2019, revenue from contracts with customers as defined in ASC 606, as well as additional revenue from sources other than contracts with customers, disaggregated by major source.

	For the year ended September 30, 2019
	Revenues from contracts with customers	Other revenues (a)	Total utility operating revenues
Corning Gas:
Residential gas	$15,405,942	$583,941	$15,989,883
Commercial gas	2,453,170	(148,718)	2,304,452
Transportation	4,378,121	—	4,378,121
Street lights gas	468	—	468
Wholesale	2,236,053	—	2,236,053
Local production	698,203	—	698,203
Total Corning Gas	25,171,957	435,223	25,607,180

Pike:
Residential gas	1,321,742	16,718	1,338,460
Commercial gas	354,555	—	354,555
Total Pike retail gas	1,676,297	16,718	1,693,015

Residential electric	3,882,291	121,963	4,004,254
Commercial electric	4,108,681	—	4,108,681
Electric – street lights	126,849	—	126,849
Total Pike retail electric	8,117,821	121,963	8,239,784

Total Pike	$9,794,118	138,681	$9,932,799

Total consolidated utility operating revenue	$34,966,075	$573,904	$35,539,979

(a) Other revenues include revenue from alternative revenue programs, such as revenue decoupling mechanisms under New York gas rate plans and weather normalization clauses. This also reflects reductions in revenues resulting from the deferral as regulatory liabilities of the net benefits of the federal Tax Act of 2017.

The Gas Company has three major customers, Corning Incorporated, New York State Electric & Gas, and Bath Electric, Gas & Water Systems. Although no customer represents at least 10% of our total revenue, the loss of any of these customers could have a significant impact on the Company’s financial results.

(3) Utility Property, Plant and Equipment

The following table summarizes fixed assets included in utility property, plant and equipment on the Holding Company’s Consolidated Balance Sheet at September 30, 2019 and 2018:

	2019	2018
Utility Plant	$5,037,937	$4,936,788
Poles & Line	14,980,190	12,813,450
Pipeline	53,846,773	51,090,474
Structures	33,436,173	32,474,188
Land	1,787,034	1,787,034
Construction Work in Progress	3,892,686	3,187,796
All Other	8,060,945	8,269,469
	$121,041,738	$114,559,199

Useful lives for the above assets range from 35 to 55 years for utility plant, 30 to 65 years for poles and line, 66 years for pipeline, from 45 to 47 years for structures, 50 to 65 years for land rights and 5 to 25 years for all other and corporate fixed assets. Utility plant includes station equipment, services, meters, regulators including all costs to install those assets. Poles and line include poles, line and conductors. Total mains installed are represented in pipeline. Structures include both regulator station buildings and office and operations buildings. All other plant includes all general plant except for buildings and land and land rights. Accumulated depreciation as of September 30, 2019 and 2018 was $29,263,612 and $26,966,064 respectively. Depreciation expense for the years ended as of September 30, 2019 and 2018 was $2,499,558 and $2,375,500 respectively.

(4) Marketable Securities

A summary of the marketable securities at September 30, 2019 and 2018 is as follows:

	Cost Basis	Unrealized Gain	Unrealized Loss	Market Value
2019
Cash and equivalents	$64,457	$—	$—	$64,457
Metlife stock value	39,810	—	—	39,810
Government and agency bonds	229,850	8,024	—	237,874
Corporate bonds	190,113	2,477	—	192,590
Mutual funds	22,359	486	—	22,845
Corning Preferred A Stock	572,875	41,247	—	614,122
Equity securities	866,600	145,872	—	1,012,472
Total securities	$1,986,064	$198,106	$—	$2,184,170

2018
Cash and equivalents	$158,210	$—	$—	$158,210
Metlife stock value	38,197	—	—	38,197
Government and agency bonds	264,376	—	9,246	255,130
Corporate bonds	193,526	—	3,716	189,810
Mutual funds	22,359	—	292	22,067
Corning Preferred A Stock	572,875	—	23,144	549,731
Equity securities	813,215	167,218	—	980,433
Total securities	$2,062,758	$167,218	$36,398	$2,193,578

The government and agency bonds have contractual maturity dates between January 5, 2022 and September 24, 2026. The contractual maturity dates for the corporate bonds are from June 15, 2020 to April 17, 2028.

(5) Regulatory Matters

Below is a summary of the Gas Company’s deferred regulatory assets as of September 30, 2019 and 2018:

	2019	2018
Unrecovered gas and electric costs	985,556	1,236,124
Deferred regulatory costs	4,401,299	4,279,839
Deferred pension costs	7,294,641	4,043,072
Total regulatory assets	$12,681,496	$9,559,035

Unrecovered gas costs arise from an annual reconciliation of certain gas revenue and costs (as described in Note 1) and are recoverable in customer rates in the year following the reconciliation.

The following table summarizes deferred regulatory costs at September 30, 2019 and 2018:

	2019	2018
2016 rate case costs	$253,353	$348,475
Deferred interest costs	478,433	206,623
Income tax assets and reconciliation	801,489	883,604
Storm costs	1,228,854	1,373,634
Leak repair costs	349,547	349,547
Delivery rate deferral	548,049	587,373
All other regulatory costs, net	741,574	530,583
Total	$4,401,299	$4,279,839

Deferred rate case costs are costs that were incurred to litigate prior base rate cases. These costs are recovered in rates over a period determined by the NYPSC or PAPUC. All other deferred costs result from reconciliations approved by the regulators in the last base rate case or by specific Commission directives. Recovery of these costs will be determined by the NYPSC and PAPUC either through Delivery Rate Adjustment or the next rate case.

In fiscal year 2015 the Gas Company determined that it met the criteria to record the minimum pension liability as a regulatory asset in accordance with FASB ASC 980-715-25-5. As a result of this change in estimate, amounts previously recorded as Accumulated OCI, net of tax has been recorded as regulatory assets in the current year in accordance with ASC 980-715-25-8, as well as a related deferred tax liability. The amount of the regulatory asset was $6,520,833 as of September 30, 2019 and $3,149,493 as of September 30, 2018. For periods after the fiscal year ended September 30, 2015, there will be no change to OCI because of the change in estimate. Factors considered included: (1) consistent recovery of the pension costs on an accrual basis historically and in the current rate case, (2) no indication of expected changes to recovery, and (3) the existence of a reconciliation process to track the recovery of these costs. For these reasons management determined the Gas Company met the criteria as set forth in ASC 980-725-25-5.

Also included in pension costs and post-retirement benefits is approximately $773,808 and $893,579 for fiscal years 2019 and 2018, respectively, for regulatory assets and (liabilities) related to pension and post-retirement costs. These amounts include both amounts approved to be amortized in the previous rate case and amounts being accumulated for the next rate case.

The Company expects to recover the cost of its regulatory assets. The Company expects that regulatory assets other than deferred unrecovered gas costs and deferred pension costs related to minimum pension liability will be fully recoverable from customers by the end of its next rate case.

Total Regulatory Assets on the Balance Sheet as of September 30, 2019 amounts to $12,681,496 compared to $9,559,035 at September 30, 2018. The Regulatory Assets include $1,544,347 at September 30, 2019 and $1,544,347 at September 30, 2018 that is subject to Deferred Accounting Petitions and $750,902 at September 30, 2019 and $845,707 at September 30, 2018 that that will be considered in the Company’s next base rate case. The remaining items in regulatory assets are either approved in rates, part of annual reconciliations approved by the NYSPSC and PAPUC or approved through various commission directives.

(6) Long-term Debt

Long-term debt, including the current portion, was as follows at September 30, 2019 and 2018:

	2019	2018

Note Payable - fixed interest rate of 4.16% with monthly installments through November 2027	$24,549,520	$27,017,405
Note Payable - fixed interest rate of 4.92% with monthly installments through May 2028	10,010,035	10,911,401
Multiple Disbursement Note – variable interest rate through October 2018, fixed at 5.31% thereafter, with monthly installments through November 2028	3,335,974	2,534,424
Multiple Disbursement Note – variable interest rate through October 2019, fixed at 3.51% thereafter, with monthly installments through November 2029	1,836,662	—
Multiple Disbursement Note – variable interest rate through October 2019, fixed at 3.51% thereafter, with monthly installments through November 2029	1,643,043	—
Note Payable – fixed interest rate of 4.89% with monthly installments through February 2029	479,627	—
Vehicle loans - variable interest rate ranging from 4.81% to 5.83%	345,770	306,252
Total long-term debt	42,200,631	40,769,482
Less current installments	4,260,846	3,793,998
Long-term debt less current installments	$37,939,785	$36,975,484

The aggregate maturities of long-term debt for each of the five years subsequent to September 30, 2019 are as follows:
2020	$4,260,846
2021	$4,644,917
2022	$4,803,253
2023	$5,005,454
2024	$4,917,114

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

On May 23, 2018, Pike entered into a credit agreement (the “May 2018 Credit Agreement”) with Manufacturers and Traders Trust Company (“M&T”) and refinanced its outstanding loan with M&T, issuing an $11.2 million term note pursuant to the May 2018 Credit Agreement. The Pike Credit Agreement contains various affirmative and negative covenants of Pike including: a total funded debt to EBITDA ratio of not greater than 3.75 to 1.0, measured quarterly based on Pike’s trailing twelve month operating performance and fiscal quarterly financial statements; a minimum cash flow coverage of not less than 1.10 to 1.0, measured quarterly based on Pike’s trailing twelve month operating performance and fiscal quarterly financial statements; compliance and financial statement requirements; and prohibitions on changes in management or control, any sale of all or substantially all of its assets, acquisitions of substantially all the assets of any other entity, or other material changes to its business, purposes, structure or operations which could materially adversely affect Pike. The note bears interest at 4.92%. The note is payable in 119 consecutive monthly payments of $118,763 plus accrued interest, beginning on June 23, 2018 with a final payment of unpaid principal and interest on the maturity date of May 23, 2028. The note is secured by all personal property of Pike. Pike will owe a pre-payment penalty of 1% on any pre-paid principal made in advance of the maturity date.

On August 15, 2018, the Gas Company entered into a $3.6 million multiple disbursement term note with M&T which permitted draws from time to time in accordance with its terms until October 31, 2018 at which time amounts outstanding under the note totaling $3.6 million converted to a ten year term loan to be payable in 119 equal monthly installments with an additional final installment of unpaid principal and interest due on November 30, 2028. Before converting to a term loan, the note bore interest at the one-month LIBOR rate plus 3%. After October 31, 2018, the interest rate was fixed at 4.92%. Additional terms of this note are substantially the same as those in the November 2017 Credit Agreement.

On December 4, 2018, Pike entered into a demand note with M&T for $510,000, payable in 364 days unless otherwise converted into a term note.  On February 1, 2019 Pike converted the $510,000 demand note to a 10 year term loan with a fixed interest rate of 4.89% and monthly principal and interest payments of $5,397.

On June 27, 2019, the Gas Company entered into a $3.127 million multiple disbursement term note with M&T which permitted draws from time to time for capital expenditures in accordance with its terms until October 31, 2019 at which time amounts outstanding under the note totaling $3.127 million converted to a ten year term loan, payable in 119 equal monthly installments with an additional final installment of unpaid principal and interest due on November 30, 2029.  Before converting to a term loan, borrowings on the note had a variable interest rate of the one-month LIBOR rate plus 3% (4.875% as of September 30, 2019).  After October 31, 2019, the interest rate was fixed at 3.51%.   Additional terms of this note are substantially the same as those in the Gas Company’s November 2017 Credit Agreement with M&T.

On June 27, 2019, Pike entered into a $2.072 million multiple disbursement term note with M&T which permitted draws from time to time for capital expenditures in accordance with its terms until October 31, 2019 at which time amounts outstanding under the note totaling $2.072 million converted to a ten year term loan, payable in 119 equal monthly installments with an additional final installment of unpaid principal and interest due on November 30, 2029.  Before converting to a term loan, borrowings on the note had a variable interest rate of the one-month LIBOR rate plus 3% (5.06% as of September 30, 2019).  After October 31, 2019, the interest rate was fixed at 3.51%.   Additional terms of this note are substantially the same as those in Pike’s November 2017 Credit Agreement with M&T.

The Gas Company and Pike were in compliance with all of their loan covenants as of September 30, 2019.

(7) Lines of Credit

On May 8, 2017 the Gas Company entered into an agreement with M&T for a revolving line of credit of $8.0 million at a variable interest rate determined by the Gas Company’s funded debt to EBITDA ratio calculated ninety days after the end of each quarter added to the daily LIBOR rate. This line last expired on April 1, 2019, was renewed under the same terms, and expires on April 1, 2020. The amount outstanding under this line on September 30, 2019 was approximately $5.7 million with an interest rate of 4.66%. The maximum amount outstanding during the year ended September 30, 2019 was $5,782,876. Our lender has a purchase money security interest in all our natural gas purchases utilizing funds advanced by the bank under the credit agreement and all proceeds of sale and accounts receivable from the sale of that gas.

On August 31, 2016, Pike entered into an agreement with M&T for a $2.0 million revolving line of credit at an interest rate equal to LIBOR plus 2.75% with principal repayable on demand by the lender. This line last expired on April 26, 2019, was renewed under the same terms, and expires on April 26, 2020. The amount outstanding under this line on September 30, 2019 was approximately $1.1 million with an interest rate of 4.81%. The maximum amount outstanding during the year ended September 30, 2019 was $1,092,876. The agreement contains various affirmative and negative covenants of Pike including, (i) a total funded debt to tangible net worth ratio of not greater than 1.4 to 1.0, (ii) a total funded debt to EBITDA ratio of not greater than 3.75 to 1.0, and (iii) a minimum cash flow overage of not less than 1.1 to 1.0, with each of the financial covenants measured quarterly based on Pike’s trailing twelve month operating performance and fiscal quarterly financial statements commencing with the period ended September 30, 2017; compliance, accounting, and financial statement requirements, and prohibitions on changes in management or control, any sale of all or substantially all of its assets, acquisitions of substantially all the asset of any other entity, or other material changes to its business, purposes, structure or operations which could materially adversely affect Pike.

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

Series A Cumulative Preferred Stock accrues cumulative dividends at a rate of 6.0% of the liquidation preference per share ($25.00) and are expected to be paid on or about the 14th day of April, July, October and January of each year starting October 14, 2016. The dates of record for the dividends, if any, will be March 31, June 30, September 30 and December 31, immediately preceding the relevant dividend payment date. On September 30, 2023, outstanding shares of Series A Cumulative Preferred Stock will mature and be redeemed solely in cash at a redemption price equal to the liquidation preference per share plus an amount equal to all accrued but unpaid dividends subject to our having funds legally available for redemption under New York law. In the event of a fundamental change as defined on the Certificate of Amendment to the Certificate of Incorporation, holders of Series A Cumulative Preferred Stock have the right to redeem their shares at a redemption price equal to the liquidation preference per share plus an amount equal to all accrued but unpaid dividends prior to the effective date of the fundamental change subject to our having funds legally available for such redemption under New York law. A fundamental change is generally defined as a change of control of the Holding Company. The holders of Series A Cumulative Preferred Stock will have no voting rights except as specifically required by New York laws or by the Charter, as amended by the Certificate of Amendment, which allows voting rights under specific circumstances. If dividends on shares of Series A Cumulative Preferred Stock have not been declared and paid for eight or more consecutive dividend periods, the holders of Series A Cumulative Preferred Stock and Series B Convertible Preferred Stock, voting together as a single class with holders of all other preferred stock of equal rank having similar voting rights, will be entitled at our next special or annual meeting of shareholders to vote for the election of a total of one additional member of our Board of Directors, subject to certain limitations.

The Series A Cumulative Preferred Stock will rank, with respect to priority of dividend payments and rights upon liquidation, dissolution or winding up, senior to all classes or series of our common stock, and to any other class or series of our capital stock issued in the future, unless the terms of that capital stock expressly provide that it ranks senior to, or on parity with, the Series A Preferred Stock; on parity with any class or series of our capital stock, the terms of which expressly provide that it will rank on parity with the Series A Cumulative Preferred Stock, including the Series A Preferred Stock; and junior to any other class or series of our capital stock, the terms of which expressly provide that it will rank senior to the Series A Cumulative Preferred Stock, none of which exists on the date hereto, and the issue of which would be subject to the approval of a majority of the outstanding shares of Series A Cumulative Preferred Stock and all other preferred stock of equal rank having similar rights voting as a single class; and subject to funds legally available and payment of or provision for our debts and other liabilities.

In accordance with FASB ASC No. 480, because of the mandatory redemption feature, Series A Cumulative Preferred Stock is treated as liability. The issuance costs are treated as debt issuance costs and will be amortized over the life of the instrument and a direct reduction of the Preferred A shares on the balance sheet. Unamortized debt issuance costs were $78,188 and $98,918 at September 30, 2019 and 2018, respectively. Dividends are recorded as interest expense. For the quarter ended September 30, 2018, $78,975 was accrued for the dividend paid on October 12, 2018. For the quarter ended September 30, 2019, $78,975 was accrued for the dividend paid on October 15, 2019. Preferred A dividends recorded as interest expense for the years ended September 30, 2019 and 2018 were approximately $315,000 and $315,000, respectively.

Series B Convertible Preferred Stock accrues cumulative dividends at a rate of 4.8% of the liquidation preference per share ($20.75) and are expected to be paid on or about the 14th day of April, July, October and January of each year commencing October 14, 2016. The dates of record for the dividends, if any, will be March 31, June 30, September 30 and December 31, immediately preceding the relevant dividend payment date. At any time and from time to time after issuance, the shares of Series B Convertible Preferred Stock are convertible, in whole or in part, at the option of the holder into shares of common stock at the rate of one-and-two-tenths (1.2) shares of our common stock for each one (1) share of Series B Convertible Preferred Stock, subject to adjustment for standard anti-dilution adjustments such as stock dividends or stock distributions; subdivisions or combinations of our common stock; and certain tender or exchange offers by us or one of our subsidiaries for our common stock, in each case subject to certain exceptions. In the event a holder of shares of the Series B Convertible Preferred Stock elects to convert any shares of Series B Convertible Preferred Stock that would result in such shareholder owning more than 10% of the capital stock of the Gas Company under the provisions of Section 70 of the New York Public Service Law, that holder would be unable to exercise the conversion right without prior consent of the NYPSC. The Holding Company will not pay any cash to a holder in respect of such conversion or otherwise settle any such conversion in cash, other than the right of the holder to receive payment in lieu of any fraction of a share in exchange therefor. The NYPSC approved the exercise of conversion rights on any Series B Convertible Preferred Stock by our three existing shareholders of 10% or more of our common stock.

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

The holders of Series B Convertible Preferred Stock will have no voting rights except as specifically required by New York laws or by the Holding Company’s Charter, as amended by the Certificate of Amendment, which allows voting rights under specific circumstances as described in the Certificate of Amendment. If dividends on shares of Series B Convertible Preferred Stock have not been declared and paid for eight or more consecutive dividend periods, the holders of Series B Convertible Preferred Stock and the Series A Cumulative Preferred Stock, voting together as a single class with holders of all other preferred stock of equal rank having similar voting rights, will be entitled at our next special or annual meeting of shareholders to vote for the election of a total of one additional member of our Board of Directors, subject to certain limitations.

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

In accordance with FASB ASC No. 480, Series B Cumulative Preferred Stock is not considered mandatorily redeemable as a result of the conversion feature presenting a contingency related to the redemption dates. Accordingly, this is not considered a liability. However, as a result of the decision related to conversion and not reaching redemption resting with the holder, this instrument has been classified as temporary equity in accordance with ASC 480. The Company determined that bifurcation of the embedded conversion option feature was not required. Upon conversion, the instrument would be reclassified as permanent equity. Dividends will be recorded each period in the consolidated statement of changes in stockholders’ equity and began to accrue July 1, 2016. For the quarter ended September 30, 2018, $61,066 was accrued for dividends paid on October 12, 2018. For the quarter ended September 30, 2019, $61,065 was accrued for dividends paid on October 15, 2019. The issuance costs of approximately $150,000 reduce the initial proceeds and will be accreted until redemption or conversion.

(9) Stockholders’ Equity

For the fiscal year ended September 30, 2019, there were a total of 25,209 shares of common stock issued for $239,481 of services and $186,446 in connection with the DRIP (dividend reinvestment program). There were 14,600 shares issued to officers and directors, 600 shares sold to Leatherstocking Gas, which used the shares to compensate its independent director, Carl Hayden, and 10,009 shares issued to various investors under the DRIP.

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

Dividends on shares of common stock are accrued when declared by the board of directors. For the quarter ended December 31, 2017, $405,328 was accrued for dividends paid on January 15, 2018 to stockholders of record on December 31, 2017. For the quarter ended March 31, 2018, $421,110 was accrued for dividends paid on April 16, 2018 to stockholders of record on March 31, 2018. For the quarter ended June 30, 2018, $421,932 was accrued for dividends paid on July 16, 2018 to stockholders of record on June 30, 2018. For the quarter ended September 30, 2018, $422,739 was accrued for dividends paid on October 12, 2018 to stockholders of record on September 30, 2018. For the quarter ended December 31, 2018, $423,836 was accrued for dividends paid on January 14, 2019 to stockholders of record on December 31, 2018. For the quarter ended March 31, 2019, $439,814 was accrued for dividends paid on April 15, 2019 to stockholders of record on March 31, 2019. For the quarter ended June 30, 2019, $440,622 was accrued for dividends paid on July 15, 2019 to stockholders of record on June 30, 2019. For the quarter ended September 30, 2019, $441,494 was accrued for dividends paid on October 15, 2019 to stockholders of record on September 30, 2019. Total dividends for the years ended September 30, 2019 and 2018 were $1,745,766 and $1,671,109, respectively.

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

The following table represents the Holding Company’s investment activity in the Joint Ventures at September 30, 2019 and September 30, 2018:

	2019	2018
Beginning balance in investment in joint ventures	$2,740,575	$2,707,406
Investment in joint ventures during year	—	165,000
Loss in joint ventures during year	(142,656)	(131,831)
Ending balance in joint ventures	$2,597,919	$2,740,575

As of and for the year ended September 30, 2019, the Joint Ventures had combined assets of $12.7 million, combined liabilities of $7.5 million and combined net losses of approximately ($286,000). As of and for the year ended September 30, 2018, the Joint Ventures had combined assets of $13.3 million, combined liabilities of $7.9 million and combined net losses of approximately ($264,000).

(11) Income Taxes

Income tax expense for the years ended September 30 is as follows:
	2019	2018
Current	$14,165	$42,372
Deferred	1,308,524	1,640,887
Total	$1,322,689	$1,683,259

Actual income tax expense differs from the expected tax expense computed at the statuary rate of 21.00 % for the year ended September 30, 2019 and 24.25% for the year ended September 30, 2018 as follows:
	2019	2018
Expected federal tax expense	$933,853	$928,175
Regulatory deferral for tax rate difference	—	411,421
Prior Year Tax Recorded	80,160	168,591
Adjustment of non-regulatory tax reserves for tax rate difference	—	(83,998)
Federal income sur credit amortization	54,992	—
State tax expense (net of federal)	255,899	273,199
Other, net	(2,215)	(14,129)
Actual tax expense	$1,322,689	$1,683,259

The tax effects of temporary differences that result in deferred income tax assets and liabilities at September 30 are as follows:

	2019	2018
Deferred income tax assets:
Post-retirement benefit obligations	$2,762,794	$1,242,647
NOL carryforwards	1,463,913	1,783,281
Customer Contribution	938,342	953,347
Regulatory reconciliation tax assets	350,320	228,532
Deferred compensation reserve	382,779	386,348
Unbilled revenue	71,250	61,910
Deferred tax asset resulting from 2017 Tax Act	877,356	1,075,299
Other	–	633,590
Total deferred income tax assets	6,846,754	6,364,954

Deferred income tax liabilities:
Property, plant and equipment, principally due to differences in depreciation	8,668,093	9,015,898
Pension benefit obligations	2,099,588	661,394
Regulatory reconciliation tax liabilities	763,999	172,505
Bargain purchase	665,456	665,456
Storm costs	370,269	370,269
Recoverable fuel costs	306,471	376,203
Other	182,214	–
Total deferred income tax liabilities	13,056,090	11,261,725

Net deferred income tax liabilities	$6,209,336	$4,896,771

The Holding Company has federal, New York and Pennsylvania State tax net operating loss carry forwards available of approximately $3.7 million for federal and $6.2 million for state as of September 30, 2019 that begin to expire at the end of the Holding Company’s fiscal 2025 tax year. For the fiscal year ended September 30, 2018 the net operating loss carry forwards were $5.7 million for federal and $9.0 million for state.

The alternate minimum tax (“AMT”) is a credit of $0.3 million for fiscal year ended September 30, 2019 and 2018.

On August 9, 2018 The NYSPSC issued an order in Case 17-M-0815 that required the Company to quantify the amount of the deferred taxes that will be due customers as a result of the 2017 Tax Act. The PAPUC issued a similar order in Case M-2018-2641242. The estimated amount due customers has been recorded as regulatory liability in the amount of $3,557,481 and $3,777,495, at September 30, 2019 and 2018, respectively.

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

(12) Pension and Other Post-Retirement Benefit Plans

There are currently three covered participants related to the deferred compensation obligation that are all former officers. The liability on the consolidated balance sheet represents the present value of the future obligation. In 1997, the Gas Company established a trust (the Rabbi Trust) to fund a deferred compensation plan for certain officers. The fair market value of assets in the trust was $2,144,360 (plus $39,810 in additional stock) and $2,155,281 (plus $38,197 in additional stock) at September 30, 2019 and 2018, respectively, and the plan liability, which is labeled as deferred compensation on the balance sheet, was $1,391,924 and $1,412,345 at September 30, 2019 and 2018, respectively. The assets of the trust are available to general creditors in the event of insolvency. In 2019, the mortality assumption was based on the 2008 VBT Primary Male Smoker tables with generational improvements using scale MP-2018 for two of the covered participants which resulted in a decrease in the liabilities of $20,421.

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

The following table shows reconciliations of the Gas Company’s pension and post-retirement plan benefits as of September 30:

	Pension Benefits		Post-retirement Benefits
	2019	2018	2019	2018
Change in benefit obligations:
Benefit obligation at beginning of year	$21,830,528	$22,011,497	$1,235,289	$1,409,521
Service cost (excluding expected expenses)	458,813	421,642	16,492	17,781
Interest cost	1,035,097	961,202	47,755	48,240
Participant contributions	—	—	123,014	107,254
Actuarial gain (loss)	3,490,391	(398,494)	123,846	(154,349)
Benefits paid	(1,215,055)	(1,165,319)	(211,819)	(193,158)
Curtailments	—	—	—	—
Benefit obligation at end of year	25,599,774	21,830,528	1,334,577	1,235,289
Change in plan assets:
Fair value of plan assets at beginning of year	17,322,720	16,149,671	—	—
Actual return on plan assets	763,132	1,371,493	—	—
Company contributions	764,594	974,364	88,805	85,904
Participant contributions	—	—	123,014	107,254
Benefits paid	(1,309,930)	(1,172,808)	(211,819)	(193,158)
Fair value of plan assets at end of year	17,540,516	17,322,720	—	—
Funded status	(8,059,258)	(4,507,808)	(1,334,577)	(1,235,289)
Unrecognized net actuarial loss/(gain)	6,348,307	3,103,970	36,636	(93,919)
Unrecognized prior service cost	—	—	135,890	139,442
(Accrued) prepaid benefit cost	$(1,710,951)	$(1,403,838)	$(1,162,051)	$(1,189,766)
Accrued contribution	—	—	—	—

Amounts recognized in the balance sheets consists of:
accrued benefit liability	(8,059,258)	(4,507,808)	(1,334,577)	(1,235,289)

Amounts recognized in the balance sheets consist of:
Accrued pension cost as of beginning of fiscal year	(1,403,838)	(1,219,189)	(1,189,766)	(1,200,608)
Pension (cost)	(1,326,030)	(1,071,707)	(61,090)	(75,062)
Contributions	764,594	974,364	—	—
Change in receivable contribution	254,323	(87,306)	—	—
Net benefits paid	—	—	88,805	85,904
Change in additional minimum liability	—	—	—	—
Accrued pension cost as of end of fiscal year	(1,710,951)	(1,403,838)	(1,162,051)	(1,189,766)

Fair value of plan assets at end of year
Cash and equivalents	$633,981	$323,755	—	—
Government and agency issues	3,552,866	4,076,999	—	—
Corporate bonds	3,261,451	2,997,197	—	—
Fixed index funds	1,029,307	843,799	—	—
Fixed income	993,911	594,130	—	—
Equity securities	8,069,000	8,486,840	—	—
	$17,540,516	$17,322,720	—	—

The funded status of both plans totaling a deficiency of approximately $9.4 million and $5.7 million at September 30, 2019 and 2018, respectively, are included in deferred pension & post-retirement benefits on the consolidated balance sheets along with an additional pension regulatory liability of approximately $290,000 and $273,000 as of September 30, 2019 and September 30, 2018, respectively for amounts owed to customers. In the fourth quarter of fiscal 2015 the Gas Company determined that it meets the criteria to record these items as a regulatory asset in accordance with FASB ASC No. 980-715-25-5. See Note 1(i) to the Notes of the Consolidated Financial Statements for additional information.

Amortization of unrecognized net loss for the Retirement Plan for fiscal year ending September 30, 2019:

1	Projected benefit obligation as of September 30, 2019	$25,599,774
2	Plan assets at September 30, 2019	$(17,540,516)
3	Unrecognized loss as of September 30, 2019	$6,348,307
4	Ten percent of greater of (1) or (2)	$2,559,977
5	Unamortized loss subject to amortization - (3) minus (4)	$3,788,330
6	Active future service of active plan participants expected to receive benefits	$12.034
7	Minimum amortization of unamortized net loss - (5)/(6)	$314,802
8	Amortization of loss for 2018-2019	$897,287

Amortization of unrecognized net loss for the Post-Retirement Plan for the fiscal year ended September 30, 2019:

Unrecognized net loss at October 1, 2018 subject to amortization	$135,890
Amount to be amortized 2019 - 2020
Amortization period	13 years
Amortization for 2019 - 2020 (loss divided by period)	$10,453

	Pension Benefits		Post-retirement Benefits

Components of net period benefit cost:
Service cost	$465,813	$428,642	$16,492	$17,781
Interest cost	1,035,097	961,202	47,755	48,240
Expected return on plan assets	(1,279,864)	(1,200,819)	—	—
Amortization of prior service	—	—	3,552	3,547
Amortization of unrecognized actuarial loss	850,661	969,988	(6,709)	5,494
Net periodic benefit cost	$1,071,707	$1,159,013	$61,090	$75,062

For ratemaking and financial statement purposes, pension and post-retirement represents the amount approved by the NYPSC in the Gas Company’s most recently approved rate case. Pension and post retirement expense (benefit) for ratemaking and financial statement purposes was $941,427 and $941,427 for the years ended September 30, 2019 and 2018, respectively. The difference between the pension expense (benefit) for ratemaking and financial statement purposes, and the amount computed above has been deferred as regulatory assets and are not included in the prepaid pension cost noted above. The cumulative amounts deferred equal $750,902 and $893,579 as of September 30, 2019 and 2018, respectively.

	Pension Benefits		Post-retirement Benefits
	2019	2018	2019	2018
Weighted average assumptions used to determine net
period cost at September 30:
Discount rate	3.96%	4.89%	2.86%	4.01%
Salary increases	3.50%	3.00%	N/A	N/A
Expected return on assets	7.50%	7.50%	N/A	N/A

For the year ended September 30, 2019 and September 30, 2018, the discount rate was prepared by utilizing an analysis of the plan’s expected future cash flows and high-quality fixed-income investments currently available and expected to be available during the period to maturity of the pension benefits. The discount rate used is an estimate of the rate at which a defined benefit pension plan could settle its obligations. Rather than using a rate and curve developed using a bond portfolio, this method selects individual bonds to match to the expected cash flows of the Plan. Management feels this provides a more accurate depiction of the true cost to the Plan to settle the obligations as the Plan could theoretically go into the marketplace and purchase the specific bonds used in the analysis in order to settle the obligations of the Plan.

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

For measurement purposes, a 6.75% annual rate of increase in the per capita cost of covered benefits (health care cost trend rate) was assumed for 2019. A 1% increase in the actual health care cost trend would result in approximately a 3.47% increase in the service and interest cost components of the annual net periodic post-retirement benefit cost and a 4.68% increase in the accumulated post-retirement benefit obligation. A 1% decrease in the actual health care cost trend would result in approximately a 3.97% decrease in the service and interest cost components of the annual net periodic post-retirement benefit cost and a 2.94% decrease in the accumulated post-retirement benefit obligation.

The Gas Company expects to contribute $1,424,157 to the Retirement Plan during the year ended September 30, 2020.

The estimated pension plan benefit payments are as follows:
2020	$1,437,116
2021	$1,484,569
2022	$1,478,038
2023	$1,487,713
2024	$1,522,441
2025+	$7,817,672

The Gas Company also maintains the Corning Natural Gas Corporation Employee Savings Plan (the “Savings Plan”). All employees of the Gas Company who work for more than 1,000 hours per year and who have completed one year of service may enroll in the Savings Plan at the beginning of each calendar quarter. Under the Savings Plan, participants may contribute up to 50% of their wages. For all employees, the Gas Company will match one-half of the participant’s contribution up to a total of 50% of the participant’s contribution up to a total of 6% of the participant’s wages. The plan is subject to the federal limitation. The Gas Company contribution to the plan was $93,538 in 2019 and $93,538 in 2018.

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

For the year ended September 30, 2019

	Gas Company	Pike	Holding Company	Total Consolidated
Total electric utility revenue	$–	$8,239,784	$–	$8,239,784
Total gas utility revenue	$25,607,180	$1,693,015	$–	$27,300,195
Investment income	$52,095	$–	$–	$52,095
Equity investment (loss)	$–	$–	$(142,656)	$(142,656)
Net income (loss)	$2,780,092	$806,675	$(462,535)	$3,124,232
Income tax expense (benefit)	$1,122,170	$218,989	$(18,470)	$1,322,689
Interest expense	$1,382,394	$654,136	$289,112	$2,325,642
Depreciation expense	$1,836,873	$659,025	$3,660	$2,499,558
Amortization expense	$336,562	$402,778	$47,776	$787,116
Total assets	$88,098,228	$27,415,639	$3,094,781	$118,608,648
Capital expenditures	$4,442,609	$2,185,553	$–	$6,628,162

For the year ended September 30, 2018

Total electric utility revenue	$–	$8,600,381	$–	$8,600,381
Total gas utility revenue	$24,050,606	$1,626,174	$–	$25,676,780
Investment income	$44,289	$–	$–	$44,289
Equity investment (loss)	$–	$–	$(131,831)	$(131,831)
Net income (loss)	$1,705,445	$878,690	$(439,867)	$2,144,268
Income tax expense (benefit)	$1,359,655	$337,623	$(14,019)	$1,683,259
Interest expense	$1,281,675	$533,588	$281,363	$2,096,626
Depreciation expense	$1,781,933	$589,907	$3,660	$2,375,500
Amortization expense	$206,863	$281,868	$20,452	$509,183
Total assets	$81,703,516	$26,686,811	$3,350,333	$111,740,660
Capital expenditures	$6,359,565	$1,473,142	$–	$7,832,707

(14) Commitments and Contingencies

The Gas Company is a local distribution company and has contracted for gas supply from various sources to provide the commodity to the city gates. The city gate is the transfer point at which we take ownership of the gas supply from local producers and interstate pipelines and billing metering starts. The Gas Company maintains storage capacity of approximately 736,000 dekatherms. The Gas Company is responsible for managing its gas supply assets. At September 30, 2019, the Gas Company had 596,454 dekatherms at a cost of $1,238,826 in storage. As the result of these actions, we anticipate that the Gas Company will have sufficient gas to supply our customers for the 2019-2020 winter heating season. At September 30, 2018, the Gas Company had 657,293 dekatherms at a cost of $1,620,916 in storage. The contract with O&R should provide sufficient electricity and natural gas to supply Pike for the 2019-2020 winter heating and summer cooling.

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

(15) Related Party Transactions

Related party receivables are expenditures paid on behalf of the Holding Company’s joint venture investments. The outstanding receivable as of September 30, 2019 and September 30, 2018 was $5,818 and $206,331 respectively.

(16) Subsequent Events

On December 18, 2019, Corning Natural Gas Corporation purchased approximately 7.4 miles of 2” – 10” steel and plastic pipe connected on the north end in the Town of Corning to Millennium Transmission pipeline and at the south in the City of Corning to two locations on the “Gas Company” distribution system. This system supplies gas to Corning Incorporated facilities within the City of Corning. Corning Natural Gas Corporation will also assume operation of the ten metering points (stations) in the City that provides natural gas to Corning Incorporated facilities. In addition, on December 18, 2019 Corning Natural Gas Corporation purchased approximately 1.0 miles of 2” – 8” steel and plastic pipe connected to and supplied by the Corning Natural Gas system in the Town of Erwin. This system supplies gas to Corning Incorporated facilities within Corning Incorporated’s Research Center campus. The total acquisition cost of all Corning facilities at the time of purchase was $250,000. As result of this acquisition, the Company will acquire approximately 10 new customers, which is expected to increase delivery retail revenues by approximately $140,000 annually.

On November 25, 2019 Corning Natural Gas Corporation and The Bath Electric Gas and Water System entered into an agreement effective December 1, 2019 that fixed the transportation rate at $.99/Mcf for gas transported over Bath’s system to serve Corning Natural Gas Corporation’s Hammondsport /Urbana franchise area, as well as a commercial customer, A.L. Blades. The agreement is for a term of ten years. The agreement will continue in force thereafter from year to year until canceled by either party by three month’s written notice.

On November 25, 2019 Corning Natural Gas Corporation and The Bath Electric Gas and Water System updated the Memorandum of Understanding executed in September of 2014 to reflect the current status and future obligations of the parties.