Form 10-K/A
Corning Natural Gas Holding Corp
filed 2020-01-24
CIK 1582244

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

Indicate by check mark whether the registrant is a shell company. YES [ ] NO [X]

The aggregate market value of the 2,131,746 million shares of the registrant’s common stock held by non-affiliates of the registrant was $42,315,158 at the $19.85 average of bid and asked prices on March 31, 2019.

Number of shares of Common Stock outstanding as of the close of business on December 23, 2019: 3,078,409.

EXPLANATION OF AMENDMENT

Corning Natural Gas Holding Corporation is filing this Form 10-K/A as Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended September 30, 2019 (the “Annual Report”) that was filed with the Securities and Exchange

Commission on December 23, 2019 for the purpose of including the following portions of Corning Natural Gas Holding Corporation’s Annual Report:

Item 10 — Directors, Executive Officers and Corporate Governance

Item 11 — Executive Compensation

Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13 — Certain Relationships and Related Transactions, and Director Independence

Item 14 — Principal Accounting Fees and Services

Item 15 — Exhibits, Financial Statement Schedules

Except as described above, no other amendments are being made to the Annual Report.  This Amendment does not reflect events occurring after the September 30, 2019 fiscal year end except as expressly set forth in the December 20, 2019 filing of the Annual Report or herein, or modify or update the disclosure contained in the Annual Report in any way other than as required to reflect the additions discussed above and reflected below.

EXPLANATORY NOTE

Corning Natural Gas Holding Corporation (“Holding Company”) is a successor issuer to Corning Natural Gas Corporation (“Gas Company”) as of November 12, 2013 as a result of a share-for-share exchange, creating a holding company structure. As of November 12, 2013, the Gas Company became a wholly-owned subsidiary of Holding Company.

As used in this Form 10-K, the term “Company”, “we” or “us” refers to the consolidated companies, the terms “Gas Company” and “Corning Gas” mean Corning Natural Gas Corporation, and the term “Pike” means Pike County Light & Power Company, unless the context clearly indicates otherwise. Except as otherwise stated, the information contained in this Form 10-K/A is as of September 30, 2019.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

Board of Directors.  The names, ages, positions, business experience and principal occupations and employment of each member of the board of directors is set forth below (each of the director’s terms will expire on April 14, 2020):

Name	Age	Position	Director of the
			Company Since

Henry B. Cook, Jr.	72	Chairman of the Board and Director	2007
Michael I. German	69	Chief Executive Officer, President and Director	2006
Ted W. Gibson	77	Director	2006
Robert B. Johnston	54	Director	2014
Joseph P. Mirabito	61	Director	2010
William Mirabito	59	Director	2010
George J. Welch	74	Director	2007
John B. Williamson III	65	Director	2010

Henry B. Cook, Jr. is our chairman of the board of directors and has served as a director since May 2007. He has served as the president of Triple Cities Acquisition, LLC, a heavy truck parts and vehicle dealer, and Roadwolf Transportation Products, LLC, importer of heavy-duty truck parts, since 2001. Mr. Cook has exhibited his expertise in the development and management of the business of those two companies. This business experience, together with the expertise about our business and operations derived from his years of service on the board of the Company and leadership as chairman of the board led the board of directors to conclude that Mr. Cook has the judgment and skills desired for continued service on the board. He is not related to Matthew J. Cook, our vice president – operations.

Michael I. German has served as our chief executive officer, president and director since December 2006. Mr. German also serves as president of Corning Appliance, Pike, and our joint venture investments, Leatherstocking Gas Company, LLC (“Leatherstocking Gas”) and Leatherstocking Pipeline Company, LLC (“Leatherstocking Pipeline”) and serves on the boards of Leatherstocking Gas, Leatherstocking Pipeline and Pike. Prior to joining the Company, he was senior vice president, utility operations for Southern Union Company where he was responsible for gas utility operations in Missouri, Pennsylvania, Rhode Island and Massachusetts.  From 1994 to 2005, Mr. German held several senior positions at Energy East Corporation, a publicly held energy services and delivery company, including president of several utilities. From 1978 to 1994, Mr. German worked at the American Gas Association, finishing as senior vice president. From 1976 to 1978, Mr. German worked for US Energy Research and Development Administration. Mr. German is a board member of the Northeast Gas Association, Ampco Pittsburgh Corporation and several non-profit organizations. Mr. German’s role as president and chief executive officer, responsibility for the day-to-day operations and significant strategic initiatives, as well as his extensive experience in utility and public company operations led the board to conclude that Mr. German should continue to serve as a director.

Ted W. Gibson has been a director since November 2006. He has served as the chief executive officer of Classic City Mechanical, an underground utility business, since 1979.  Mr. Gibson is also a corrosion specialist in the National Association of Corrosion Engineers and a graduate of the Georgia Institute of Technology – Mechanical Engineer.  Mr. Gibson previously served as a United States Marine Corps Captain and is a Vietnam veteran. He is also an inspector for the Nevada State Boxing Commission. Mr. Gibson’s professional background and extensive experience with pipelines and other underground utilities, his business and management expertise in his service as chief executive officer of Classic City Mechanical, his knowledge of our business and contributions during his years of service on the board of directors led the board of the Company to conclude that Mr. Gibson has the skills desired for continued service on the board.

Robert B. Johnston has been a director since July 2014. He has served as the Executive Vice President and Chief Strategy Officer for The InterTech Group, Inc. (“InterTech”) since 2008. In this capacity, he is responsible for merger and acquisition activities, investments and communications at InterTech as well as oversight of a number of InterTech operating companies. He currently serves on several public company boards including Supremex Inc. where he is the chairman of the board of directors, Colabor Inc., Produce Investments PLC, FIH Group PLC, and Circa Enterprises. Additionally, he serves on the board of directors of the South Carolina Community Loan Fund. Mr. Johnston previously served as the President, Chief Executive Officer and Deputy Governor of The Hudson’s Bay Company, and on the boards of The Hudson’s Bay Company, Gas Natural Inc., Pacific Northern Gas, Central Vermont Public Service Corporation, Fyffes PLC, Galvanic Applied Sciences, Experiences Canada, Carolina Youth Development Center, and Canada’s National History Society. He was also a member of the advisory board of the McGill University Executive Institute. Mr. Johnston completed the University of Oxford Advanced Management and Leadership Program and received an MBA from the John Molson School of Business, a MA in Public Policy & Public Administration and a BA in Political Science from Concordia University. Additionally, he holds the ICD.D Designation from the Institute of Corporate Directors (Canada). Mr. Johnston’s extensive financial and operational experience coupled with his corporate governance and regulated utility experience led the board to conclude that he should continue to serve as a director.

Joseph P. Mirabito has been a director since November 2010. He and William Mirabito are cousins. He was president of Mirabito Fuel Group from 1986 to 1998. He has also served as president of Granite Capital Holdings, Inc. from 1998 to 2009. He is currently chairman/chief executive officer of Mirabito Holdings, Inc. and Mirabito Regulated Industries, LLC. He serves as a director on several professional and civic boards in the central New York region. Mr. Mirabito also serves as a director on the boards of Leatherstocking Gas and Leatherstocking Pipeline. Mr. Mirabito’s business and corporate management experience in the energy delivery businesses where he serves as the president and chief executive officer, his knowledge of the local communities in Central New York served by those businesses and commitment to the growth of our business as a significant shareholder, as well as his prior experience in advising and serving on the board and committees of Wilber Bank led the board of directors to conclude that Mr. Mirabito has the skills, connections and experience desired for continued service on the board.

William Mirabito has served as a director since November 2010. He and Joseph Mirabito are cousins. He was president of Mang Insurance Agency from 2008 to 2015 and has served as vice president of Mirabito Holdings, Inc. and Mirabito Regulated Industries, LLC since 2014. He is also the chairperson of the audit committee for Mirabito Holdings, Inc. He previously served on the board and finance committee of the Fox Hospital in Oneonta, NY. He is also a board member of Springbrook, New York, and serves on its executive committee. Mr. Mirabito also serves as a director on the boards of Leatherstocking Gas and Leatherstocking Pipeline. Mr. Mirabito’s business and management experience as president of Mang Insurance Agency and senior vice president of Mirabito Holdings, Inc. and Mirabito Regulated Industries, LLC, his commitment to the growth of our business as a significant shareholder, as well as his experience in advising and serving on the board and committees of Fox Hospital and Springbrook led the board of directors to conclude that Mr. Mirabito has the skills and experience desired for continued service on the board.

George J. Welch has served as a director since May 2007. He is the senior partner in the law firm of Welch Law Firm in Corning, New York where his practice concentrates on business transactions and real estate. He has served as a director of many regional organizations, including a regional economic development organization and PaneLogic, Inc., a provider of control system integration services. Mr. Welch serves on the Alfred State College Council, an advisory group to the president of the College. Mr. Welch's extensive experience in legal matters and economic development, and as a community leader led the board to conclude that he should continue to serve as a director.

John B. Williamson, III has served as a director since November 2010. Since 2004, Mr. Williamson has served as chairman of RGC Resources, Inc., a $230 million-dollar energy distribution and services holding company, and as director, president and chief executive officer from 1999 to 2013. He currently serves as a director of Bank of Botetourt, Optical Cable Corporation and Luna Innovations Corporation. Mr. Williamson received an MBA from the College of William and Mary and a BS from Virginia Commonwealth University. Mr. Williamson’s experience as the chairman, president, and chief executive officer of an energy distribution and services company, as well as his experience in advising and serving on the board and committees of other corporations has resulted in his broad understanding of the operational, financial and strategic issues that businesses and utilities face. This led the board to conclude that he should continue to serve as a director.

Executive Officers.  The names, ages, positions and certain other information concerning the current executive officers and significant employees of the Holding Company, Pike and the Gas Company are set forth below.

Name	Age	Position
Michael I. German*	69	Chief Executive Officer, President and Director
Firouzeh Sarhangi	61	Chief Financial Officer and Treasurer
Matthew J. Cook	58	Vice President - Operations
Russell S. Miller	56	Vice President - Gas Supply and Marketing

* Biographical information for Mr. German can be found under “Board of Directors.”

Firouzeh Sarhangi has served as chief financial officer and treasurer since 2006, and as corporate secretary since 2018. Ms. Sarhangi also serves as CFO of Corning Appliance and as CFO of Pike, Leatherstocking Gas and Leatherstocking Pipeline and serves on the board of Pike. From February 2004 until her appointment as chief financial officer of the Company, she served as vice president - finance of Corning Gas. Previously, she was president of Tax Center International ("TCI"), a company she founded and operated until Corning purchased TCI in 1998. Ms. Sarhangi has thirty-three years of public accounting experience.

Matthew J. Cook joined Corning Gas in February 2008 as vice president – operations. Mr. Cook has 30 years of natural gas utility experience.  In addition to the Operations department, Mr. Cook manages the Customer Service Department and Facilities. From 2000 until joining Corning Gas, Mr. Cook was employed by Mulcare Pipeline Solutions, a supplier of products and services to the natural gas industry, in various positions including sales manager and technical specialist. Previously, Mr. Cook served as operations engineer and gas engineer for New York State Electric and Gas. Mr. Cook also serves as a director on the boards of Leatherstocking Gas and Pike. He is not related to our director, Henry B. Cook, Jr.

Russell S. Miller rejoined Corning Gas as director of gas supply and marketing in June 2008 and was appointed as vice president – gas supply and marketing, in December 2009. From 1987 through 2004 he was employed by us in various positions including vice president – operations, gas supply manager and mapping technician. From 2006 until rejoining Corning Gas, he was employed by IBM, as energy distribution manager where he managed a team of energy buyers.  From 2004 through 2006, he was employed as an industrial account manager for Sprague Energy Corp. located in Portsmouth, New Hampshire. Mr. Miller also serves as a director on the boards of Leatherstocking Gas and Pike.

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

The audit committee is currently comprised of Mr. George Welch, the committee’s chairman, Mr.Henry Cook, Mr. William Mirabito and Mr John Williamson III.  Mr. Mirabito is an officer, director and shareholder of a company that has entered into a joint venture with Corning. The committee met four times in the last fiscal year.  Mr. Williamson, Mr. Cook, Mr. Welch and Mr. Mirabito are “independent directors” as defined in the New York Stock Exchange listing standards.  In addition, each member of the audit committee is able to read and understand financial statements, including balance sheets, income statements and cash flow statements. The board has determined that Mr. Williamson meets the qualifications for designation as a financial expert as defined in SEC rules through his experience as the chief executive officer of RGC Resources, Inc., a publicly held company.  The audit committee reviews and reassesses its charter as needed from time to time and will obtain the approval of the board for any proposed changes to its charter.

The audit committee oversees management’s implementation of internal controls and procedures for financial reporting designed to ensure the integrity and accuracy of our financial statements and to ensure that we are able to timely record, process and report the information required for public disclosure.  In fulfilling its oversight responsibilities, the audit committee reviewed and discussed the financial statements with management and Freed Maxick CPA’s, P.C. (“Freed Maxick”), our independent accounting firm. The audit committee reviewed and discussed the audited financial statements of the Company for the years ended September 30, 2019 and September 30, 2018, with Freed Maxick. The audit committee also discussed with Freed Maxick, the matters required by AU Section 380, “Communication with Audit Committees”. The audit committee reviewed with Freed Maxick, which is responsible for expressing an opinion on the conformity of our audited financial statements with accounting principles generally accepted in the United States, its judgment as to the quality, not just the acceptability, of our accounting principles and other matters as are required to be discussed with the audit committee pursuant to generally accepted auditing standards.

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

In reliance upon (1) the audit committee’s reviews and discussions with management and Freed Maxick, (2) management’s assessment of the effectiveness of our internal control over financial reporting, and (3) the receipt of an opinion from Freed Maxick dated December 23, 2019, stating that the Holding Company’s financial statements for the fiscal year ended September 30, 2019 are presented fairly, in all material respects, in conformity with U.S. generally accepted accounting principles, the audit committee recommended to our board that these audited financial statements be included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019, for filing with the SEC.

Audit Committee

GEORGE WELCH, CHAIRMAN

HENRY B. COOK, JR.

WILLIAM MIRABITO

JOHN WILLIAMSON III

ITEM 11.  Executive Compensation

Nominating/Compensation Committee. Our nominating/compensation committee is comprised of Mr. Joseph Mirabito, the committee’s chairman, Mr. Ted Gibson, Mr. Henry Cook, Mr. Rob Johnston and Mr. John Williamson III. The committee met twice last fiscal year to recommend salaries and report those recommendations to the full board for approval.

Nominating/Compensation Committee Interlocks and Insider Participation. No officers or employees of the Holding Company served on the nominating/compensation committee. Mr. Michael German meets with the compensation committee at their request and makes recommendations with respect to the compensation of other officers. Mr. Joseph Mirabito is an officer, director and shareholder of a company that has entered into a joint venture with the Holding Company. There are no interlocks between our compensation committee and officers and those of any other company.

Summary Compensation Table.  The following table summarizes the compensation paid by the Gas Company, to the following individuals who are officers of both companies: the chief executive officer, chief financial officer, and our most highly compensated executive officers.

				Change in
				Pension
				Value and
				Nonqualified
				Deferred		All Other
Name and				Compensation		Compensation(1)	Total
Principal Position	Year	Salary ($)	Bonus ($)	Earnings ($)	Stock ($)(2)	($)	($)

Michael I. German, President and Chief	2019	181,812	—	39,520	—	5,446	226,778
Executive Officer	2018	170,338	—	37,169	—	5,099	212,268
Firouzeh Sarhangi, Chief Financial	2019	149,807	8,460	70,661	9,500	3,886	242,311
Officer and Treasurer	2018	144,615	14,500	62,238	5,625	4,271	231,249
Matthew Cook, Vice President – Operations	2019	153,308	4,420	44,113	9,500	4,453	215,794
	2018	148,115	8,940	47,184	5,625	4,413	214,277
Russell Miller, Vice President – Gas Supply	2019	144,308	5,635	59,286	9,500	3,998	222,727
and Marketing	2018	139,115	8,110	65,234	5,625	4,416	222,501

(1)	The amounts reported include 401(k) matching contributions by the Company in fiscal 2019 of $5,446 for Mr. German, $3,886 for Ms. Sarhangi, $4,453 for Mr. Cook and $3,998 for Mr. Miller and in fiscal 2018 of $5,099 for Mr. German, $4,271 for Ms. Sarhangi, $4,413 for Mr. Cook and $4,416 for Mr. Miller.
(2)	The amounts reported include stock grants in fiscal 2019 of $9,500 for Ms. Sarhangi, $9,500 for Mr. Cook, $9,500 for Mr. Miller, and $9,500 for Mr. Grandinali.

Employment Agreements.

Pursuant to his employment agreement dated November 30, 2006, Mr. German continues to serve as president and chief executive officer of Corning Gas for 2019 under the automatic renewal provisions of his contract. The employment agreement provides for termination payments to Mr. German as follows:

·	If Mr. German terminates his employment for Good Reason (as defined in the employment agreement – generally a decrease in title, position or responsibilities, a decrease in salary or bonus or a reduction in benefits), then he will receive compensation and benefits until the effective date of his termination, plus a severance package equal to his then current annual salary.
·	If Mr. German’s employment is terminated without cause (as defined in the employment agreement), then he will receive compensation and benefits until the effective date of his termination, plus a severance package equal to his then current annual salary.
·	If Mr. German’s employment is terminated for a Change in Control (as defined in the employment agreement), then he will receive compensation and benefits until the effective date of his termination, plus a severance package equal to three times his then current annual salary.

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

Executive Employee Incentive Program.

Each year, the Board of Directors approves the performance goals and terms of an Executive Employee Incentive Program. The program is designed to (a) attract and retain high caliber executives who can optimize the Holding Company’s and the Gas Company’s performance, and (b) reward our executive officers for the achievement of annual corporate and operational goals. Performance bonuses, if earned, are paid in cash during the first calendar quarter of the calendar year following the calendar year for which performance was measured and are based upon the Board of Directors’ determination of the percentage of the goals that were met. Eligible employees include each of our named executive officers other than Mr. German: Ms. Sarhangi, Mr. Cook, and Mr. Miller. Awards under the program are at the discretion of the Board of Directors and may be modified or discontinued at any time.

Benefit Plans.

We provide competitive welfare and retirement benefits to our executive officers as an important element of their compensation packages.  Our executives receive medical and dental coverage, life insurance, disability coverage and other benefits on the same basis as our other employees. Our executives are also eligible to participate in our employee savings and pension plans.

Corning Natural Gas Corporation Employees Savings Plan.  All employees of Corning Gas who work for more than 1,000 hours per year and who have completed one year of service may enroll in the savings plan at the beginning of each calendar quarter. Under the savings plan, participants may contribute up to 50% of their wages, subject to IRS limits. Corning Gas matches one-half of the participant’s contributions up to a total of 3% of the participant’s wages.  Matching contributions vest in the participants’ accounts at a rate of 20% per year and become fully vested after five years. All participants may select one of ten investment plans, or a combination thereof, for their account. Distribution of amounts accumulated under the savings plan occurs upon the termination of employment or death of the participant.  The savings plan also contains loan and hardship withdrawal provisions.

Pension Plan. We maintain a defined benefit pension plan, the Retirement Plan for Salaried and Non-Union Employees of Corning Gas that covers substantially all our employees.  We make annual contributions to the plan equal to amounts determined in accordance with the funding requirements of the Employee Retirement Security Act of 1974.  The benefit payable under the pension plan is calculated based upon the employee’s average salary for the four years immediately preceding his retirement.  As defined in the plan, the normal retirement age is 62. The compensation covered by the pension plan includes only base salary, identified in the summary compensation table as “salary.”

Outstanding Equity Awards at Fiscal Year End.

There were no outstanding equity awards as of September 30, 2019.

Director Compensation. For fiscal year 2019, the Holding Company paid its directors with restricted stock grants of 450 shares per quarter. The shares awarded become unrestricted upon a director leaving the board.  Directors who also serve as officers are not compensated for their service as directors.  On February 26, 2019, shares were issued for the quarter ended December 31, 2018, on June 20, 2019, shares were issued for the quarter ended March 31, 2019, on August 20, 2019, shares were issued for the quarter ended June 30, 2019, and on November 19, 2019, shares were issued for the quarter ended September 30, 2019. Information regarding shares of restricted stock awarded to directors in the fiscal year ended September 30, 2019, is summarized below, at the amount recognized for financial statement reporting purposes in accordance with FASB ASC 718.

Name	Fees Earned or	Stock Awards (1)	All Other	Total
	Paid in Cash		Compensation
	($)	($)	($)	($)

Henry B. Cook, Jr.	—	27,111	—	27,111
Ted W. Gibson	—	27,111	—	27,111
Robert B. Johnston	—	27,111	—	27,111
Joseph P. Mirabito	—	27,111	—	27,111
William Mirabito	—	27,111	—	27,111
George J. Welch	—	27,111	—	27,111
John B. Williamson III	—	27,111	—	27,111

(1)	As of September 30, 2019, each director had 450 shares of stock award outstanding, which were issued on November 19, 2019.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Principal Shareholders and Management. As of January 20, 2020, there were 3,080,431 shares of common stock outstanding, 210,600 shares of 6% Series A Cumulative Preferred Stock, and 244,263 shares of Series B Convertible Preferred Stock. Each share of the Series B Convertible Preferred Stock is convertible into 1.2 shares of common stock at the option of the holder. The following table sets forth, as of January 20, 2020, information regarding the beneficial ownership of our stock by each shareholder known by us to be the beneficial owner of more than 5% of our stock, each director, each executive officer, and all our directors and executive officers as a group.

	Common Stock**		6% Series A CumulativePreferred Stock		Series B Convertible Preferred Stock
Names and Address(1)(2)	Shares	Percentage	Shares	Percentage	Shares	Percentage

The Gabelli Group(3)	527,745	17.14%	—		73,298	30.01%
One Corporate Center
Rye, NY 10580
Michael I. German(4)	565,150	18.36%	5,129	2.44%	57,936	23.72%
The Article 6 Marital Trust(5)	347,341	11.28%	26,736	12.70%	—
under The First Amended and
Restated Jerry Zucker Revocable Trust
4838 Jenkins Avenue
North Charleston, SC 29405
Ted W. Gibson(6)	141,251	4.59%	43,047	20.44%	—
Henry B. Cook, Jr.(7)	39,312	1.28%	—
Firouzeh Sarhangi(8)	4,859	*	1,400	0.66%	—
George J. Welch(9)	24,957	*	10,600	5.03%	912	*
Joseph P. Mirabito(10)	64,728	2.10%	715	0.34%	102	*
William Mirabito(11)	65,712	2.13%	6135	2.91%	1,351	*
John B. Williamson III(12)	20,164	*	1,052	0.50%	1416	*
Russell Miller(13)	1,939	*	—		—
Matthew Cook(14)	2,088	*	—		—
Robert B. Johnston(15)	17,130	*	15,000	7.12%	—
All directors, director nominees
and executive officers as a group
(12 individuals)	947,290	30.77%	83,078	39.45%	61,717	25.27%

* Less than 1%

(1)	Unless otherwise indicated, we believe that all persons named in the table have sole investment and voting power over the shares of common stock owned and address of each beneficial owner is c/o Corning Natural Gas Holding Corporation, 330 West William Street, Corning, New York 14830.

(2)

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

(3)	Includes 513,086 shares of common stock held by Gabelli Funds, LLC, which includes 73,298 shares of Series B Convertible Preferred Stock and 105,664 shares of common stock held by Teton Advisors, Inc. which includes 15,095 shares of Series B Convertible Preferred Stock adjusted for the 20% stock dividend paid to holders of the common stock on May 30, 2017. Each of Gabelli Funds and Teton Advisors has sole voting and dispositive power over the shares of common stock held by it. Based solely on information in Amendment No. 17 to Schedule 13D filed with the SEC on June 28, 2016.

(4)	Includes 57,936 shares of Series B Convertible Preferred Stock, 9,381 shares of common stock owned by Mr. German’s son of which Mr. German disclaims beneficial ownership and 43,144 shares of common stock acquired through the Holding Company’s Dividend Reinvestment Program.

(5)	Based solely on information in Amendment No. 2 to Schedule 13D filed with the SEC on April 23, 2014 adjusted for the 20% stock dividend paid to holders of the common stock on May 30, 2017.

(6)	Includes 19,740 shares of restricted stock.

(7)	Includes 12,450 shares of restricted stock and 2,380 shares of common stock acquired through the Holding Company’s Dividend Reinvestment Program.

(8)	Includes 1,059 shares of common stock acquired through the Holding Company’s Dividend Reinvestment Program.

(9)	Common stock shares include 19,650 shares of restricted stock, 912 shares of Series B Convertible Preferred Stock and 3,840 shares of common stock acquired through the Holding Company’s Dividend Reinvestment Program.

(10)	Common stock shares include 15,896 shares of restricted stock, 102 shares of Series B Convertible Preferred Stock and 1,299 shares held by Mr. Mirabito’s wife. Mr. Mirabito disclaims beneficial ownership of the securities owned by his wife except to the extent of his pecuniary interest therein.

(11)

Common stock shares include 7,496 shares of restricted stock, 1,351 shares of Series B Convertible Preferred Stock and 1402 shares of common stock acquired through the Holding Company’s Dividend Reinvestment Program.

(12)	Common stock shares include 15,896 shares of restricted stock, 1,416 shares of Series B Convertible Preferred Stock and 1,687 shares owned jointly with his spouse.

(13)	Includes 76 shares owned by Mr. Miller’s wife, 136 shares held jointly with his wife and 207 shares of common stock acquired through the Holding Company’s Dividend Reinvestment Program. Mr. Miller disclaims beneficial ownership of the securities owned by his wife except to the extent of his pecuniary interest therein.

(14)	Includes 268 shares of common stock acquired through the Holding Company’s Dividend Reinvestment Program.

(15)	Includes 14,850 shares of restricted stock.

Equity Compensation Plan Information  At the annual meeting held on April 24, 2018, our shareholders approved the Holding Company’s 2018 Long-Term Incentive Plan, which replaced the 2007 plan. The 2018 plan provides for grants of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, and dividend equivalent units to officers, employees, and directors of the Holding Company and its subsidiaries.  There are a total of 350,000 shares authorized for grant under the 2018 plan.  At December 31, 2019, there were 324,900 shares available under the plan.

Number of
securities
remaining available
	Number of		for future issuance
	securities		under equity
	to be issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding securities
	outstanding options,	outstanding options,	reflected in the
Plan category	warrants and rights	warrants and rights	first column)

Equity compensation plans approved	—	—	324,900
by security holders
Equity compensation plans not approved	—	—	—
by security holders
Total	—	—	324,900

ITEM 13.  Certain Relationships and Related Transactions and Director Independence

Certain Relationships and Related Transactions. The Holding Company holds 50/50 joint ventures with Mirabito Regulated Industries, called Leatherstocking Gas Company, LLC and Leatherstocking Pipeline Company, LLC. Mr. Joseph P. Mirabito and Mr. William Mirabito are officers, directors and are 20% and 21% shareholders, respectively, of Mirabito Holdings, Incorporated, a sister company of Mirabito Regulated Industries. Together they hold approximately 4% of the Holding Company’s outstanding common stock. They are also on the board of the Holding Company, Corning Gas, Corning Appliance, Leatherstocking Gas and Leatherstocking Pipeline. No investments were made into Leatherstocking Pipeline or Leatherstocking Gas by either member in fiscal 2019. The Company paid $126,600 to US Bank Voyager Fleet System for purchase of gas for our service vehicles. Mirabito Energy Products is a Voyager Network Partner and is the dba of Mirabito Holdings, Inc. Joseph P. Mirabito is currently president and chief executive officer of Mirabito Holdings, Inc. William Mirabito is currently the senior vice president of Mirabito Holdings, Inc. For coverage of emergency services in the Town of Virgil, the Company also paid Mirabito Energy, Vestal, $14,040.

Effective January 9, 2020, the Holding Company and MRI entered into a term sheet pursuant to which the Holding Company would acquire MRI’s 50% interest in each of Leatherstocking Gas and Leatherstocking Pipeline for $1.95 million in cash and $1.25 million of the Holding Company’s 6% Series A Cumulative Preferred Stock. If the acquisition is completed, the Holding Company will own indirectly all of Leatherstocking’s Pennsylvania assets. A new joint venture owned equally by the Holding Company and MRI will continue to own Leatherstocking’s New York State assets. Completion of the proposed acquisition is contingent upon regulatory approval and entry into definitive agreements and we cannot guarantee when or if the transaction will be completed.

The Company paid a total of $13,190 to Welch Law Firm, Mr. Welch, managing partner, for legal services performed during the fiscal year ended September 30, 2019.

The Company paid $5,948 to Triple Cities Acquisition dba (Cook Brothers Truck Parts) for the fiscal year ended September 30, 2019. Mr. Henry Cook is the majority owner of Cook Brothers Truck Parts.

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

ITEM 14.  Principal Accounting Fees and Services

The following is a summary of the aggregate fees for the fiscal years ended September 30, 2019 and 2018, by our independent registered public accounting firm, Freed Maxick CPA’s, P.C. (“Freed Maxick”).

	2019	2018
Audit Fees	$181,000	$184,800
Audit-related Fees	$9,700	$9,400
Tax Fees	$34,500	$29,100
All Other Fees	$	$
Total	$225,200	$223,300

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

All Other Fees. These are fees related to filing requirements for Pike County Federal Energy Regulatory Commission reporting.

The audit committee authorized the payment by us of the fees billed to us by Freed Maxick in fiscal 2019 and 2018.  The decision to engage Freed Maxick was approved by the audit committee.  The audit committee has considered whether the provision of non-audit services is compatible with maintaining independence. All audit and non-audit services are required to be pre-approved by the audit committee in accordance with its charter. In fiscal 2019 and 2018, Freed Maxick had no direct or indirect financial interest in Corning in the capacity of promoter, underwriter, voting director, officer or employee.

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
(iii) the Condensed Consolidated Statements of Stockholders' Equity for the years ended
September 30, 2019 and 2018
(iv) the Condensed Consolidated Statements of Cash Flows for the years ended September 30, 2019 and 2018
(v) related notes to the Condensed Consolidated Financial Statements

*	Indicates management contract or compensatory plan or arrangement
**	Previously filed with, or incorporated by reference into, Corning Natural Gas Holding Corporation's Annual Report on Form 10-K for the fiscal year ended September 30, 2019 as filed with the Securities and Exchange Commission December 23, 2019
***	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corning Natural Gas Holding Corporation (Registrant)

Date January 24, 2020	/s/ Firouzeh Sarhangi
By: Firouzeh Sarhangi, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to Annual Report has been signed below by the following persons on behalf of the registrant and in the capacitated and on the dates indicated.

/s/ Michael I. German	Chief Executive Officer,
Michael I. German	President and Director	January 24, 2020

/s/ Firouzeh Sarhangi	Chief Financial Officer and
Firouzeh Sarhangi	Treasurer	January 24, 2020

/s/ Henry B. Cook, Jr.	Chairman of the Board and
Henry B. Cook, Jr.	Director	January 24, 2020

/s/ Ted W. Gibson
Ted W. Gibson	Director	January 24, 2020

/s/ Robert B. Johnston
Robert B. Johnston	Director	January 24, 2020

/s/ Joseph P. Mirabito
Joseph P. Mirabito	Director	January 24, 2020

/s/ William Mirabito
William Mirabito	Director	January 24, 2020

/s/ George J. Welch
George J. Welch	Director	January 24, 2020

/s/ John B. Williamson III
John B. Williamson III	Director	January 24, 2020