Form 10-Q
period 2019-12-31
Corning Natural Gas Holding Corp
filed 2020-02-13
CIK 1582244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION☒

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒  No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☐  Smaller Reporting Company ☒  Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding as of February 13, 2020
Common Stock, $.01 par value	3,055,779

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements
CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
	Unaudited
Assets	December 31, 2019	September 30, 2019

Plant:
Utility property, plant and equipment	$123,420,705	$121,041,738
Less: accumulated depreciation	(29,917,150)	(29,263,612)
Total plant, net	93,503,555	91,778,126

Investments:
Marketable securities at fair value	2,271,438	2,184,170
Investment in joint ventures	2,601,502	2,597,919
	4,872,940	4,782,089

Current assets:
Cash and cash equivalents	292,669	314,341
Customer accounts receivable, (net of allowance for
uncollectible accounts of $83,819 and $66,470, respectively)	4,064,309	2,436,221
Other accounts receivable	398,803	335,481
Related party receivables	40,736	5,818
Gas stored underground	1,173,203	1,238,826
Materials and supplies inventories	2,841,499	2,747,194
Prepaid expenses	1,359,889	1,726,353
Total current assets	10,171,108	8,804,234

Regulatory and other assets:
Regulatory assets:
Unrecovered gas and electric costs	1,163,043	985,556
Deferred regulatory costs	4,183,516	4,401,299
Deferred pension	7,346,440	7,294,641
Other	557,520	562,703
Total regulatory and other assets	13,250,519	13,244,199

Total assets	$121,798,122	$118,608,648

See accompanying notes to consolidated financial statements.

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

	Unaudited
Liabilities and capitalization	December 31, 2019	September 30, 2019

Long-term debt, less current installments	$38,430,131	$37,939,785
Less: debt issuance costs	(265,840)	(276,885)
Total long-term debt	38,164,291	37,662,900

Redeemable preferred stock - Series A	5,191,995	5,186,812
(Authorized 255,500 shares. Issued and outstanding:
210,600 shares at December 31, 2019 and September 30, 2019,
less issuance costs of $73,005 and $78,188, respectively)

Current liabilities:
Current portion of long-term debt	4,644,917	4,260,846
Borrowings under lines-of-credit and short-term debt	8,308,963	6,875,752
Accounts payable	2,093,210	1,826,604
Accrued expenses	405,472	422,557
Customer deposits and accrued interest	1,672,119	1,403,139
Dividends declared	503,462	502,559
Total current liabilities	17,628,143	15,291,457

Deferred credits and other liabilities:
Deferred income taxes	6,382,134	6,209,336
Regulatory liabilities	3,499,646	3,557,481
Deferred compensation	1,434,948	1,391,924
Pension costs and post-retirement benefits	9,849,553	9,683,393
Other	210,597	240,747
Total deferred credits and other liabilities	21,376,878	21,082,881

Commitments and contingencies	—	—

Temporary equity:
Redeemable convertible preferred stock - Series B
(Authorized 244,500 shares. Issued and outstanding:
244,263 shares at December 31, 2019 and September 30, 2019)	4,970,655	4,966,893

Common stockholders' equity:
Common stock ($.01 par value per share.	30,533	30,470
Authorized 4,500,000 shares. Issued and
outstanding: 3,053,285 shares at December 31, 2019
and 3,047,060 at September 30, 2019)
Additional paid-in capital	27,846,012	27,745,837
Retained earnings	6,584,706	6,634,085
Accumulated other comprehensive income	4,909	7,313
Total common stockholders' equity	34,466,160	34,417,705

Total liabilities and capitalization	$121,798,122	$118,608,648

See accompanying notes to consolidated financial statements.

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)	Three Months Ended
	December 31, 2019	December 31, 2018
Utility operating revenues:
Gas operating revenues	$6,554,199	$7,067,078
Electric operating revenues	1,607,218	2,400,528
Total utility operating revenues	8,161,417	9,467,606

Costs of sales:
Gas purchased	1,824,665	2,294,669
Electricity purchased	338,361	977,230
Total cost of sales	2,163,026	3,271,899

Gross margin	5,998,391	6,195,707

Cost and expense:
Operating and maintenance expense	2,976,291	2,731,056
Taxes other than income taxes	928,859	924,312
Depreciation	652,704	620,364
Other deductions, net	114,413	116,495
Total costs and expenses	4,672,267	4,392,227

Utility operating income	1,326,124	1,830,480

Other income and (expense):
Interest expense	(610,714)	(610,990)
Other expense	(163,495)	(107,418)
Investment income (loss)	87,710	(83,980)
Income (loss) from joint ventures	3,583	(6,879)
Rental income	7,638	12,138

Income from utility operations before income taxes	650,846	1,006,351

Income tax expense	(196,763)	(256,557)

Net income	454,083	749,794
Less Series B Preferred Stock Dividends	61,066	61,066
Net income attributable to common stockholders	$393,017	$688,728

Weighted average earnings (loss) per share:
	basic	$0.13	$0.23
	diluted	$0.13	$0.23

Average shares outstanding - basic		3,050,875	3,025,308
Average shares outstanding - diluted		3,050,875	3,318,424

See accompanying notes to consolidated financial statements

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)	Three Months Ended
	December 31, 2019	December 31, 2018
Net income	$454,083	$749,794
Other comprehensive income (loss):
Net unrealized (loss) gain on debt securities available for sale
net of (benefit) tax of ($1,057) and $2,046, respectively	(2,404)	5,135

Total comprehensive income	$451,679	$754,929

See accompanying notes to consolidated financial statements

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES
Consolidated Statement of Changes in Common Stockholders' Equity For the Three Months ended December 31, 2019 and 2018
(Unaudited)
					Accumulated
	Number of	Common	Additional Paid In	Retained	Other Comprehensive
	Shares	Stock	Capital	Earnings	(Loss)	Total

Balances at September 30, 2019	3,047,060	$30,470	$27,745,837	$6,634,085	$7,313	$34,417,705

Issuance of common stock	6,225	63	100,175	—	—	100,238
Dividends declared on common ($0.145 per share)	—	—	—	(442,396)	—	(442,396)
Dividends declared on Preferred B shares ($0.25 per share)	—	—	—	(61,066)	—	(61,066)
Comprehensive income:
Change in unrealized loss on
debt securities available for sale, net of income taxes	—	—	—	—	(2,404)	(2,404)
Net income	—	—	—	454,083	—	454,083
Balances at December 31, 2019	3,053,285	$30,533	$27,846,012	$6,584,706	$4,909	$34,466,160

					Accumulated
	Number of	Common	Additional Paid In	Retained	Other Comprehensive
	Shares	Stock	Capital	Earnings	Income (Loss)	Total

Balances at September 30, 2018	3,021,851	$30,218	$27,320,162	$5,399,751	$90,593	$32,840,724

Adoption of accounting standard	—	—	—	100,131	(100,131)	—
Issuance of common stock	7,827	79	132,429	—	—	132,508
Dividends declared on common ($0.14 per share)	—	—	—	(423,836)	—	(423,836)
Dividends declared on Preferred B shares ($0.25 per share)	—	—	—	(61,066)	—	(61,066)
Comprehensive income:
Change in unrealized gain on
debt securities available for sale, net of income taxes	—	—	—	—	5,135	5,135
Net income	—	—	—	749,794	—	749,794
Balances at December 31, 2018	3,029,678	$30,297	$27,452,591	$5,764,774	($4,403)	$33,243,259

See accompanying notes to consolidated financial statements

See accompanying notes to consolidated financial statements

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
	Three Months Ended
	December 31, 2019	December 31, 2018
Cash flows from operating activities:
Net income	$454,083	$749,794
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	652,704	620,364
Amortization of debt issuance cost	26,915	24,755
Non-cash pension expenses	235,357	235,357
Regulatory asset amortizations	181,025	114,221
Stock issued for services	46,735	89,072
(Gain) loss on sale of marketable securities	(9,734)	15,018
Unrealized (gain) loss on marketable securities	(77,976)	76,307
Deferred income taxes	196,763	256,557
Bad debt expense	55,000	70,000
(Gain) loss from joint ventures	(3,583)	6,879

Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(1,746,410)	(1,615,612)
Gas stored underground	65,623	56,118
Materials and supplies inventories	(94,305)	(262,209)
Prepaid expenses	366,464	313,397
Unrecovered gas and electric costs	(177,487)	459,724
Deferred regulatory costs	29,833	(64,155)
Other	5,183	5,183
Increase (decrease) in:
Accounts payable	266,606	(972,452)
Accrued expenses	(17,085)	(2,196)
Customer deposits and accrued interest	268,980	164,125
Deferred compensation	43,024	40,715
Deferred pension costs & post-retirement benefits	(120,996)	(198,195)
Other liabilities and deferred credits	(111,953)	(33,898)
Net cash provided by operating activities	534,766	148,869

Cash flows from investing activities:
Purchases of securities, net of sales	(1,959)	(14,949)
Amount paid to related parties	(34,918)	(83,588)
Capital expenditures	(2,378,133)	(1,650,676)
Net cash used in investing activities	(2,415,010)	(1,749,213)

Cash flows from financing activities:
Net proceeds from lines-of-credit	1,433,211	2,194,732
Dividends paid	(449,056)	(440,371)
Proceeds under long-term debt	1,860,590	1,018,465
Repayment of long-term debt	(986,173)	(843,337)
Net cash provided by financing activities	1,858,572	1,929,489
Net (decrease) increase in cash and cash equivalents	(21,672)	329,145

Cash and cash equivalents at beginning of period	314,341	219,962

Cash and cash equivalents at end of period	$292,669	$549,107

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$607,676	$542,311
Income taxes	$—	$—
Non-cash financing activities:
Dividends paid with shares	$53,503	$43,436
Number of shares issued for dividends	2,925	2,115

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

The market for natural gas in the Gas Company’s traditional service territories is relatively saturated with limited growth potential. However, growth opportunities do exist in extending our mains to areas adjacent or reasonably close to areas we currently serve. In addition, the Gas Company continues to see expansion opportunities in the commercial and industrial markets. We completed a pipeline to Marcellus Shale gas in Pennsylvania in 2009 and are transporting that gas throughout our pipeline infrastructure. In addition, the Holding Company has interests in two joint ventures, Leatherstocking Gas and Leatherstocking Pipeline (the “Joint Ventures”), to transport and provide gas to areas of the northeast currently without gas service. Through Leatherstocking Gas, we are continuing to pursue opportunities to provide natural gas to unserved areas of New York and Pennsylvania. Our electric and gas service territory in Pike County, Pennsylvania is seeing economic growth.

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

The consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Holding Company’s latest annual report on Form 10-K for the fiscal year ended September 30, 2019 (“Annual Report”), filed on December 23, 2019. These interim consolidated financial statements are unaudited.

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

Because our business is highly seasonal in nature, sales for each quarter of the year vary and are not comparable. Sales vary depending on seasonal variations in temperature, although the Gas Company’s weather normalization and revenue decoupling clauses approved by the NYPSC serve to stabilize net revenue, by insulating the Gas Company, to an extent, from the effects of unusual temperature variations and conservation. Certain larger customer classes are not covered by weather normalization or revenue decoupling and weather will impact revenue from these classes. Neither Pike nor Leatherstocking have weather normalization or revenue decoupling clauses.

It is the Holding Company’s policy to reclassify amounts in the prior year financial statements to conform to the current year presentation.

Adoption of New Accounting Guidance

On October 1, 2019, we adopted Accounting Standards Update (“ASU”) 2016-02 “Leases” (ASC Topic 842), including the amendments thereto, using a modified retrospective transition method of adoption that required no prior period adjustments or charges to retained earnings for cumulative impact. From a lessee standpoint, on December 13, 2019 the Company purchased the only material item for $280,000, which had been previously leased, a section of 10” gas main. Prior to purchase, the Company paid a nominal fee annually for the use of this 10“ gas main. The Company did not change how this lease was accounted for prior to purchase. From a lessor standpoint, the only material lease is the lease of space in the Company’s headquarters to a local appliance company. This lease is an operating lease for which the Company receives less than $50,000 annually. The accounting for the lease did not change upon adoption of the new standard and there was no significant impact on these financial statements as a result of adoption of the new standard.

In March 2017, the FASB issued authoritative guidance related to the presentation of net periodic pension cost and net periodic postretirement benefit cost. The new guidance requires segregation of the service cost component from the other components of net periodic pension cost and net periodic postretirement benefit cost for financial reporting purposes. The service cost component is to be presented on the income statement in the same line items as other compensation costs included within Operating Expenses and the other components of net periodic pension cost and net periodic postretirement benefit cost are to be presented on the income statement below the subtotal labeled Operating Income (Loss).  The guidance was not reflected in our financial statements for the three months ended December 31, 2018. In order for the financial information for the three months ended December 31, 2018 to be comparable to our current year financial information, Operation and maintenance expenses would be decreased by $162,623 and Other Income (expense) would be increased by the same amount for the three months ended December 31, 2018 compared to what was presented in our Form 10-Q for that period.

New Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13 “Financial Instruments – Credit Losses” (Topic 326), which provides a model, known as the current expected credit loss model, to estimate the expected lifetime credit loss on financial assets, including trade and other receivables, rather than incurred losses over the remaining life of most financial assets measured at amortized cost. The guidance also requires use of an allowance to record estimated credit losses on available-for-sale debt securities. The new standard is effective for annual and interim periods beginning after December 15, 2019. The Company is currently evaluating the impact of the guidance on their consolidated financial statements and related disclosures.

Note 2 – Revenue From Contracts With Customers

The following tables present, for the three months ended December 31, 2019 and 2018, revenue from contracts with customers as defined in ASC 606 (Revenue from Contracts with Customers), as well as additional revenue from sources other than contracts with customers, disaggregated by major source.

	For the three months ended December 31, 2019
	Revenues from contracts with customers	Other revenues (a)	Total utility operating revenues
Corning Gas:
Residential gas	$3,791,218	$102,549	$3,893,767
Commercial gas	575,657	—	575,657
Transportation	922,649	(181,616)	741,033
Street lights gas	106	—	106
Wholesale	810,053	—	810,053
Local production	81,602	—	81,602
Total Corning Gas	$6,181,285	($79,067)	$6,102,218

Pike:
Residential gas	$359,803	$2,079	$361,882
Commercial gas	90,099	—	90,099
Total Pike retail gas	449,902	2,079	451,981

Residential electric	815,798	(44,884)	770,914
Commercial electric	806,043	—	806,043
Electric – street lights	30,261	—	30,261
Total Pike retail electric	1,652,102	(44,884)	1,607,218

Total Pike	$2,102,004	($42,805)	$2,059,199

Total consolidated utility operating revenue	$8,283,289	($121,872)	$8,161,417

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

Pike:
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

In addition to weather normalization, the Gas Company has implemented a revenue decoupling mechanism (RDM). The RDM reconciles actual delivery service revenues to allowed delivery service revenues (which are based on the annual customer and volume forecasts in the last rate case) for residential customers. The Gas Company will refund or surcharge customers for differences between actual and allowed revenues. The shortfall or excess after the annual reconciliation will be surcharged or refunded to customers over a twelve-month period starting September 1st each year. Pike does not have a revenue decoupling mechanism as part of its rate structure.

Revenues are recorded as energy is delivered, generated, or services are provided and billed to customers. Amounts billed are recorded in customer accounts receivable, with payment generally due the following month.

Note 3 - Pension and Other Post-Retirement Benefit Plans

	Pension Benefits Three Months Ended December 31,		Other Benefits Three Months Ended December 31,
	2019	2018	2019	2018
Service Cost	$186,111	$116,453	$4,633	$4,123
Interest Cost	246,324	258,774	9,255	11,939
Expected return on plan assets	(325,249)	(319,966)	—	—
Amortization of prior service cost	—	—	3,495	888
Amortization of net (gain) loss	224,322	212,665	654	(1,677)
Net periodic benefit cost	$331,508	$267,926	$18,037	$15,273

For ratemaking and financial statement purposes, pension expense represents the amount approved by the NYPSC in the Gas Company’s most recently approved rate case. Pension expense for ratemaking and financial statement purposes was $269,888 for the three months ended December 31, 2019 and $245,000 for the three months ended December 31, 2018. Total pension costs are recorded in accordance with accounting prescribed by the NYPSC in 1993. The cumulative net difference between the pension expense for ratemaking and financial statement purposes, since 1993, has been deferred as a regulatory asset and amounted to $1,079,642 and $908,892 at December 31, 2019 and December 31, 2018, respectively.

The NYPSC has allowed the Gas Company to recover incremental costs associated with other post-retirement benefits through rates on a current basis. Other post-retirement benefit expense (benefit) (OPEB) for ratemaking and financial statement purposes was $16,101 for the three months ended December 31, 2019 and $15,050 for the three months ended December 31, 2018. Total OPEB costs are recorded in accordance with accounting prescribed by the NYPSC in 1998. The difference between the other post-retirement benefit expense (benefit) for ratemaking and financial statement purposes, and the amount computed above has been deferred as a regulatory asset.

Contributions

The Gas Company expects to contribute $1,424,157 to its Pension Plan during the fiscal year ending September 30, 2020. A total of $187,549 was paid to the Pension Plan during the three months ending December 31, 2019 and $220,702 was paid to the Pension Plan during the three months ended December 31, 2018.

Note 4 – Financing Activities

On June 27, 2019, the Gas Company entered into a $3.127 million multiple disbursement term note with M&T which permitted draws from time to time for capital expenditures in accordance with its terms until October 31, 2019 at which time amounts outstanding under the note totaling $3.127 million converted to a ten year term loan, payable in 119 equal monthly installments with an additional final installment of unpaid principal and interest due on November 30, 2029.  Before converting to a term loan, borrowings on the note had a variable interest rate of the one-month LIBOR rate plus 3%. After October 31, 2019, the interest rate was fixed at 3.51%.

On June 27, 2019, Pike entered into a $2.072 million multiple disbursement term note with M&T which permitted draws from time to time for capital expenditures in accordance with its terms until October 31, 2019 at which time amounts outstanding under the note totaling $2.072 million converted to a ten year term loan, payable in 119 equal monthly installments with an additional final installment of unpaid principal and interest due on November 30, 2029.  Before converting to a term loan, borrowings on the note had a variable interest rate of the one-month LIBOR rate plus 3%.  After October 31, 2019, the interest rate was fixed at 3.51%.

We are in compliance with our financial covenant calculations as of December 31, 2019.

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

The Holding Company has determined the fair value of certain assets through application of FASB ASC 820 “Fair Value Measurements and Disclosures”.

Fair value of assets and liabilities measured on a recurring basis at December 31, 2019 and September 30, 2019 are as follows:

Fair Value Measurements at Reporting Date Using:

	Fair Value	Quoted Prices In Active Markets for Identical Assets/Liabilities (Level 1)	Level 2	Level 3
December 31, 2019
Available-for-sale securities	$2,271,438	$2,271,438	$—	$—
September 30, 2019
Available-for-sale securities	$2,184,170	$2,184,170	$—	$—

A summary of the marketable securities at December 31, 2019 and September 30, 2019 is as follows:

	Cost Basis	Unrealized Gain	Unrealized Loss	Market Value
December 31, 2019
Cash and equivalents	$188,239	$—	$—	$188,239
Metlife stock value	39,810	—	—	39,810
Government and agency bonds	189,592	4,548	—	194,140
Corporate bonds	153,719	1,795	—	155,514
Mutual funds	55,061	428	—	55,489
Holding Company Preferred A Stock	572,875	41,247	—	614,122
Equity securities	802,103	222,021	—	1,024,124
Total securities	$2,001,399	$270,039	$—	$2,271,438

September 30, 2019
Cash and equivalents	$64,457	$—	$—	$64,457
Metlife stock value	39,810	—	—	39,810
Government and agency bonds	229,850	8,024	—	237,874
Corporate bonds	190,113	2,477	—	192,590
Mutual funds	22,359	486	—	22,845
Holding Company Preferred A Stock	572,875	41,247	—	614,122
Equity securities	866,600	145,872	—	1,012,472
Total securities	$1,986,064	$198,106	$—	$2,184,170

Realized gains included in earnings for the periods reported in investment income are as follows:

Investment Income
	Three Months Ended December 31,
	2019	2018
Net realized gains (losses) recognized during the period on investments	$9,734	($15,018)

Unrealized gains (losses) on equity securities included in investment income for the three months ended December 31, 2019 and 2018 were $77,976 and ($76,307), respectively.

Financial assets and liabilities valued using level 1 inputs are based on unadjusted quoted market prices as of the close of business on the days noted within active markets.

Note 6 – Stockholders’ Equity

Shares issued during the three months ended December 31, 2019 and 2018 were for the following:

	Three months ended December 31, 2019		Three months ended December 31, 2018
	Shares	Amount	Shares	Amount
Dividend reinvestment program (DRIP)	2,925	$53,503	2,527	$43,436
Directors	3,150	43,943	3,150	48,355
Leatherstocking Gas Company	150	2,792	150	2,717
Officers	—	—	2,000	38,000
Total	6,225	$100,238	7,827	$132,508

Shares issued to Leatherstocking Gas were used to compensate its independent director, Carl Hayden.

For the three months ended September 30, 2019, dividends were paid on October 15, 2019 to stockholders of record on September 30, 2019 in the amount of $441,944, less DRIP shares valued at $53,503. For the three months ended December 31, 2019, $442,396 was accrued for dividends paid on January 14, 2020 to stockholders of record on December 31, 2019.

Series A Cumulative Preferred Stock accrues cumulative dividends at a rate of 6.0% of the liquidation preference per share ($25.00) and are expected to be paid on or about the 14th day of April, July, October and January of each year and began October 14, 2016. For the three months ended September 30, 2019, dividends were paid on October 15, 2019 in the amount of $78,975. For the three months ended December 31, 2019, $78,975 was paid on January 15, 2020. Dividends on the Series A Cumulative Preferred Stock are reported as interest expense.

Series B Convertible Preferred Stock accrues cumulative dividends at a rate of 4.8% of the liquidation preference per share ($20.75) and are expected to be paid on or about the 14th day of April, July, October and January of each year and began October 14, 2016. At September 30, 2019 there was $61,065 accrued for Series B dividends paid on October 15, 2019. For the three months ended December 31, 2019, $61,066 was accrued for dividends paid on January 15, 2020. See Note 9 for additional information on the preferred stock, including its mandatory redemption provisions.

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

293,116 shares of common stock issuable upon conversion of Series B Convertible Preferred Stock were excluded from the calculation of diluted earnings per share for the three months ended December 31, 2019 because their inclusion would have been anti-dilutive.

Note 7 – Investment in Joint Ventures

The Holding Company has an interest in Leatherstocking Gas and Leatherstocking Pipeline (the Joint Ventures), each of which is a joint venture with Mirabito Regulated Industries, LLC, accounted for by the equity method.

The following table represents the Holding Company’s investment activity in the Joint Ventures for the three months ended December 31, 2019 and 2018:

	2019	2018
Beginning balance in investment in joint ventures	$2,597,919	$2,740,575
Gain (loss) from joint ventures	3,583	(6,879)
Ending balance in joint ventures	$2,601,502	$2,733,696

As of and for the three months ended December 31, 2019 and 2018, the Joint Ventures financial summary is as follows:

	2019	2018
Total assets	$13,000,000	$13,300,000
Total liabilities	$7,900,000	$7,800,000
Net gain (loss)	$7,167	$(13,758)

Note 8 – Income Taxes

Income tax expense for the periods ended December 31 are as follows:
	Three Months Ended	Three Months Ended
	December 31, 2019	December 31, 2018
Current	$—	$—
Deferred	196,763	256,557
Total	$196,763	$256,557

Actual income tax expense differs from the expected tax expense (computed by applying the federal corporate tax rate of 21% before income tax expense) as follows:

	Three Months Ended	Three Months Ended
	December 31, 2019	December 31, 2018
Expected federal tax expense	$136,612	$211,333
State tax expense (net of federal)	40,068	59,126
Federal income sur credit amortization	14,649	14,679
Prior period tax write off	—	(21,232)
Other, net	5,434	(7,349)
Actual tax expense	$196,763	$256,557

On December 22, 2017, the Federal Tax Cuts and Jobs Act (“Tax Act”) was signed into law. The Tax Act makes significant changes to the federal tax structure, which will impact the tax liabilities of utility companies. On August 9, 2018 the NYSPSC issued an order in Case 17-M-0815 that required the Company to return to customers the difference between the federal income tax allowance in base rates and the new statutory rate of 21%. The refund to customers began on October 1, 2018. Impacted customers experienced a decrease of 5.20% on their overall bill in the year starting October 1, 2018 and will experience a decrease of 7.83% in the year starting October 1, 2019. The amounts returned to customers were $1,317,719 during the year ended September 30, 2019 and will be $2,112,540 during the year ending September 30, 2020. These refunds will not impact the Company’s earnings. The impact of the change in the Tax Act on deferred regulatory balances will be deferred until the Company’s next base rate case. The Company has recorded those amounts as Regulatory Liabilities on the accompanying consolidated balance sheets.

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

Series A Preferred Stock accrues cumulative dividends at a rate of 6.0% of the liquidation preference per share ($25.00) and are expected to be paid on or about the 14th day of April, July, October and January of each year. The dates of record for the dividends, are March 31, June 30, September 30 and December 31, immediately preceding the relevant dividend payment date. On September 30, 2023, outstanding shares of Series A Preferred Stock will mature and be redeemed solely in cash at a redemption price equal to the liquidation preference per share plus an amount equal to all accrued but unpaid dividends subject to our having funds legally available for redemption under New York law. The dividends for each of the three month periods ended December 31, 2019 and 2018 were $78,975, and these are recorded as interest expense.

In accordance with ASC 480 (Distinguishing Liabilities from Equity), because of the mandatory redemption feature this is treated as liability. The issuance costs are treated as debt issuance costs and will be amortized over the life of the instrument. The debt issuance costs reduce the carrying value of the liability. The amortization of the Series A Preferred Stock debt issuance costs was $5,183 for each of the three month periods ended December 31, 2019 and 2018.

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

Although by its terms the Series B Preferred Stock is mandatorily redeemable on September 30, 2026, in accordance with ASC 480 it is not considered mandatorily redeemable for accounting purposes as a result of the conversion feature presenting a contingency related to the redemption dates. Accordingly, this is not considered a liability. However, as a result of the decision related to conversion and not reaching redemption resting with the holder, this instrument has been classified as temporary equity in accordance with ASC 480. Upon conversion, the instrument would be reclassified as permanent equity. Dividends were $61,065 for each of the three month periods ended December 31, 2019 and 2018. The issuance costs of approximately $120,000 reduced the initial proceeds and will be accreted until redemption or conversion. During each of the three month periods ended December 31, 2019 and 2018 there was accretion of $3,762.

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

The PAPUC issued an order on February 7, 2019 in Docket S-2019-3007089 and S-2019-3007332 authorizing Pike to issue debt in the amount of $2,732,154. The Company has issued the total amount authorized by the Commission. The authorization expired on December 31, 2019.

Total Regulatory Assets on the accompanying Consolidated Balance Sheets as of December 31, 2019 amounts to $12,692,999 compared to $12,681,496 at September 30, 2019. The Regulatory Assets include $1,544,347 at December 31, 2019 and $1,544,347 at September 30, 2019 that is subject to Deferred Accounting Petitions with the NYPSC and PAPUC. The remaining items in regulatory assets are either approved in rates, part of annual reconciliations approved by the NYSPSC and PAPUC or approved through various commission directives.

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

The Gas Company is a gas distribution company providing gas on a commodity and transportation basis to its customers in the Southern Tier of New York State. Pike provides electricity and natural gas services to Pike County, Pennsylvania. The Holding Company is the parent company of all subsidiaries and has a 50% ownership in the Leatherstocking joint ventures. The Appliance Company’s information is presented with the Holding Company as it has little activity.

The following table reflects the results of the segments consistent with the Holding Company’s internal financial reporting process. The following results are used in part, by management, both in evaluating the performance of, and in allocating resources to, each of the segments.

As of and for the three months ended December 31, 2019

	Gas Company	Pike	Holding Company	Total Consolidated
Total electric utility revenue	$—	$1,607,218	$—	$1,607,218
Total gas utility revenue	$6,102,218	$451,981	$—	$6,554,199
Investment income	$87,680	$—	$30	$87,710
Income from joint ventures	$—	$—	$3,583	$3,583
Net income (loss)	$563,985	($47,446)	($62,456)	$454,083
Income tax expense (benefit)	$213,039	($17,748)	$1,472	$196,763
Interest expense	$346,210	$173,585	$90,919	$610,714
Depreciation expense	$470,715	$181,074	$915	$652,704
Amortization expense	$85,845	$104,966	$17,127	$207,938
Total assets	$90,609,417	$28,081,994	$3,106,711	$121,798,122
Capital expenditures	$1,893,650	$484,483	$—	$2,378,133

As of and for the three months ended December 31, 2018

	Gas Company	Pike	Holding Company	Total Consolidated
Total electric utility revenue	$—	$2,400,528	$—	$2,400,528
Total gas utility revenue	$6,550,842	$516,236	$—	$7,067,078
Investment income	($83,980)	$—	$—	($83,980)
Loss from joint ventures	$—	$—	($6,879)	($6,879)
Net income (loss)	$601,999	$233,793	($85,998)	$749,794
Income tax expense (benefit)	$212,478	$43,549	$530	$256,557
Interest expense	$359,386	$163,589	$88,015	$610,990
Depreciation expense	$454,695	$164,754	$915	$620,364
Amortization expense	$53,072	$77,722	$8,183	$138,977
Total assets	$84,015,010	$26,816,322	$3,246,356	$114,077,688
Capital expenditures	$1,297,208	$353,468	$—	$1,650,676

Note 12 – Subsequent Events

On January 9, 2020 Corning Natural Gas Holding Company signed a term sheet to purchase the 50% of Leatherstocking Gas Company and Leatherstocking Pipeline Company from Mirabito Regulated Industries for $3.2 million. When this purchase is completed Corning Natural Gas Holding Company will own 100% of the Leatherstocking entities’ Pennsylvania assets. A new joint venture will own the Leatherstocking entities’ New York assets. Closing is contingent on regulatory approvals.

 On February 11, 2020 the Holding Company board voted to authorize management to place up to $4.5 million in a new series of preferred stock through a private placement. The stock would mature and be redeemed in approximately six years and pay a 6% dividend annually. The proceeds would be used to purchase the 50% of Leatherstocking Gas’s and Leatherstocking Pipeline’s Pennsylvania assets not owned by the Company, as well as to finance mandated capital expenditures. However, there can be no assurances that the preferred offering will be completed on these terms or at all.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This report contains statements which, to the extent they are not recitations of historical facts, constitute "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 (Reform Act). The words "estimate", "project", "anticipate", "expect", "intend", "believe", "could" and similar expressions are intended to identify forward-looking statements. All such forward-looking statements are intended to be subject to the safe harbor protection provided by the Reform Act. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be achieved. As forward-looking statements, these statements involve risks, uncertainties and other factors that could cause actual results to differ materially from the expected results. Accordingly, actual results may differ materially from those expressed in any forward-looking statements. Factors that could cause results to differ materially from our management's expectations include, but are not limited to, those listed under Item 1A - "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended September 30, 2019, in addition to:

*	the effect of any interruption in our supply of natural gas or electricity or a substantial increase in the price of natural gas or electricity,
*	our ability to successfully negotiate new supply agreements for natural gas and electricity as they expire, on terms favorable to us, or at all,
*	the effect on our operations of any action by the NYPSC, with respect to Corning Gas or PAPUC, with respect to Pike and our joint venture interest in Leatherstocking Gas,
*	the effect of any litigation,
*	the effect on our operations of unexpected changes in legal or regulatory requirements, including environmental and energy consumption regulations and laws,
*	the amount of natural gas produced and directed through our pipeline by producers,
*	our ability to obtain additional equity or debt financing to fund our capital expenditure plans and for general corporate purposes,
*	our successful completion of various capital projects and the use of pipelines, compressor stations and storage by customers and counterparties at levels consistent with our expectations,
*	The effect of weather on our utility infrastructure,
*	our ability to retain the services of our senior executives and other key employees,
*	our vulnerability to adverse economic and industry conditions generally and particularly the effect of those conditions on our major customers,
*	the effect of any leaks in our transportation and delivery pipelines, and
*	competition to our gas transportation business from other pipelines.
*	the effects of state and federal climate legislation and regulations (existing and prospective) on our gas and electric businesses
*	the possibility of cyber and malware attacks are increasing and could have an impact on company operations

Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update any forward-looking statement in light of new information or future events.

Overview

We continue to focus on improving the efficiency of our operations and making capital investments to improve our infrastructure. Corning Gas’s infrastructure improvement program concentrates on the replacement of older distribution mains and customer service lines. In the first three months of fiscal 2020 the Gas Company repaired 119 leaks, replaced 44 bare steel services and replaced or remediated 4.0 miles of older steel main. In fiscal 2019 the Gas Company repaired 187 leaks and replaced or remediated 9.5 miles of bare steel main and 282 bare steel services. In the first three months of fiscal 2020 Pike replaced approximately 30 poles. In fiscal 2019 Pike replaced approximately 116 poles and did extensive tree trimming to maintain our electric infrastructure. On January 18, 2019 Pike filed a gas Long Term Infrastructure Improvement Plan (“LTIIP”) to accelerate replacement of cast iron, wrought iron and bare steel pipe over 11 years. The PAPUC approved the LTIIP plan on June 13, 2019.

We believe our key performance indicators are net income, stockholders’ equity and the safety and reliability of our systems. Net income decreased by $295,711 for the three months ended December 31, 2019 compared to the three months ended December 31, 2018. Because the Holding Company’s principal operations are conducted through Corning Gas and Pike, both regulated utility companies, stockholders’ equity is an important performance indicator. The NYPSC and PAPUC allow Corning Gas, Pike and Leatherstocking the opportunities to earn a just and reasonable return on stockholders’ equity as determined under applicable regulations. Stockholders’ equity is, therefore, a precursor of future earnings potential. As of December 31, 2019, compared to December 31, 2018, stockholders’ equity increased from $33,243,259 to $34,466,160. We plan to continue our focus on building stockholders’ equity. Safety and efficiency indicators include leak repair, main and service replacements and customer service metrics. Key performance indicators:

	Three Months Ended December 31,
	2019	2018
Net income	$454,083	$749,794
Stockholders' equity	$34,466,160	$33,243,259
Stockholders' equity per outstanding common share	$11.29	$10.97

Revenue and Margin

Electric and Gas margin, net, decreased $197,316 for the three months ended December 31, 2019 compared to the three months ended December 31, 2018. The margins were negatively impacted by two regulatory reconciliations one at Pike and one at the Gas Company totaling approximately $194,000 and a decrease in revenue from Pike electric ‘demand related’ customers of approximately $86,000. This negative impact to margin was offset by the rate increase at the Gas Company.

Electric revenue decreased $793,310 for the three months ended December 31, 2019 compared to the three months ended December 31, 2018. The decrease primarily results from a decrease in electric costs (a pass through to customers) of $638,869, and a decrease in demand related revenue of approximately $86,000. In addition, gross receipts tax billed revenues decreased by approximately $47,000. A corresponding decrease occurred in tax expense.

Retail gas revenue decreased $429,656 for the three months ended December 31, 2019 compared to the three months ended December 31, 2018. The decrease primarily results from a decline in natural gas costs (a pass through to customers) of $664,455. This decline was offset by the rate increase at the Gas Company.

Other gas revenues decreased $83,223 for the three months ended December 31, 2019 compared to the three months ended December 31, 2018. The drivers for the changes in other gas revenue were primarily a larger negative impact of the Revenue Decoupling Mechanism (RDM) amortizations and negative contract customer reconciliations for the three months ended December 31, 2019.

The following table summarizes our utility operating revenue:

	Three months ended December 31,
	2019	2018
Retail electric revenue:
Residential	$815,798	$1,188,119
Commercial	806,043	1,204,062
Street lights	30,261	34,295
Total retail electric revenue	$1,652,102	$2,426,476

Other electric revenue:
Customer discounts forfeited	$1,723	$23,592
Third party billings	(65,071)	(64,997)
Other	18,464	15,457
Total other electric revenue	(44,884)	(25,948)

Total electric revenue	$1,607,218	$2,400,528

Retail gas revenue:
Residential	$4,151,127	$4,375,942
Commercial	665,755	709,484
Transportation	1,208,900	1,118,428
Wholesale	513,067	764,651
Total retail gas revenue	$6,538,849	$6,968,505

Other gas revenue:
Local production	$182,384	$186,274
Customer discounts forfeited	16,524	21,557
Reconnect fees	1,048	1,011
Surcharges	1,644	3,358
Other (see detail below)	(186,250)	(113,627)
Total other gas revenue	$15,350	$98,573

Total gas revenue	$6,554,199	$7,067,078

Total revenue	$8,161,417	$9,467,606

The following table details amounts making up the Other line in the schedule of Other gas revenue above:

	Three months ended December 31,
	2019	2018
Other gas revenues:
Delivery Rate Adjustment (DRA) carrying costs	$2,762	$2,125
Contract customer reconciliation	(57,054)	9,141
Monthly RDM amortizations	(282,506)	(201,387)
Local production revenues	9,417	6,853
2017 Jobs Act federal income tax reconciliation	130,543	87,737
Capacity release revenues	10,843	—
Regulatory liability reserve	—	(16,986)
All other	(255)	(1,110)
Total other gas revenues	($186,250)	($113,627)

Gas purchases are our largest expenses. Purchased gas expense decreased $470,004 for the three months ended December 31, 2019 compared to the three months ended December 31, 2018. The decrease in costs for the three months ended December 31, 2019 is due primarily to a lower purchase price for natural gas resulting in a decrease of $664,404. The costs were also impacted by the previously mentioned regulatory reconciliation of $194,000 which is not recoverable. The regulatory reconciliation was not billed to customers thereby impacting margin by $194,000.

Electricity costs decreased by $638,869 for the three months ended December 31, 2019 compared to the three months ended December 31, 2018. The decrease in costs for the three months ended December 31, 2019 is due primarily to lower cost of purchased electricity billed to customers.

	Three Months Ended December 31,
	2019	2018
Utility Gas Revenues	$6,554,199	$7,067,078
Natural Gas Purchased	1,824,665	2,294,669
Margin	$4,729,534	$4,772,409
Margin %	72.16%	67.53%

Utility Electric Revenues	$1,607,218	$2,400,528
Electricity Purchased	338,361	977,230
Margin	$1,268,857	$1,423,298
Margin %	78.95%	59.29%

Operating and Interest Expenses

Operating and maintenance expense increased by $245,235 for the three months ended December 31, 2019 compared to the three months ended December 31, 2018. The increase primarily results from an accelerated leak repair effort at the Gas Company ($70,000), the timing of underground inspections at Pike ($70,000) and a regulatory reconciliation at the Gas Company ($80,000).

Taxes other than income taxes increased by $4,547 for the three months ended December 31, 2019 compared to the three months ended December 31, 2018. The increase primarily results from increased property tax expense of $72,479 offset by a decrease of $47,000 in gross receipts tax and decrease of $20,912 in payroll and other taxes.

Depreciation expense increased by $32,340 for the three months ended December 31, 2019 compared to the three months ended December 31, 2018. The increase results from additional utility plant placed in service.

Interest expense increased by $276 for the three months ended December 31, 2019 compared to the three months ended December 31, 2018. The minor increase was due to higher levels of debt offset by lower interest rates.

Net Income

As a result of the foregoing, net income decreased by $295,711 for the three months ended December 31, 2019 compared to the three months ended December 31, 2018. The decrease was mainly due to regulatory reconciliations.

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

The Gas Company’s internally generated cash from operating activities consists of net income, adjusted for non-cash expenses, and changes in operating assets and liabilities. Non-cash items include depreciation and amortization; investment gains and losses, and deferred income taxes. Over or under-recovered gas costs significantly impact cash flow. In addition, there are significant year-to-year changes in regulatory assets that impact cash flow. The Gas Company’s cash flow is seasonal. Cash expenditures are the highest in the summer and fall months when we refill gas storage and conduct our construction programs. Our cash receipts are highest during the heating season. At Pike cash flow is strongest in the winter and summer when customer demand for natural gas and electricity are highest. Given year round electric sales, Pike is less seasonal than the Gas Company.

On April 13, 2016, the Gas Company filed a petition in Case 16-G-0204 with the NYPSC, to defer leak repair and survey costs over and above the amounts permitted to be recovered in rates for 2015. See “Corning Gas Company” under “Regulatory Matters” herein for additional information. We expect this petition to be addressed in the upcoming rate case.

Capital expenditures are the principal use of internally generated cash flow.  To fund capital expenditures, the Gas Company and Pike need to draw on both operating cash and new debt. In fiscal year 2020 to date, the Gas Company has spent approximately $4.5 million on projects and safety-related infrastructure improvements. This, in conjunction with our growth projects, creates liquidity pressure on the Holding Company. We anticipate that our aggressive capital construction program will continue to require the Holding Company to raise new debt and/or equity.

Cash flows from financing activities of the Company consist of repayment of long-term debt, new long-term borrowings, borrowings and repayments under our lines-of-credit, and quarterly dividend payments. For the Gas Company’s operations, it has an $8.0 million revolving line of credit with M&T Bank. Interest is a variable rate determined by the Gas Company’s funded debt to EBITDA ratio calculated ninety days after the end of each quarter added to the daily LIBOR rate with no additional collateral or covenants beyond those included in the M&T Bank term notes. The amount outstanding under this line as of December 31, 2019 was $6.6 million with an interest rate of 4.41%. The Gas Company was in compliance with all of its loan covenants as of December 31, 2019.

For Pike’s operations, it has an $2.0 million revolving line of credit with M&T Bank. Interest is a variable rate determined by Pike’s funded debt to EBITDA ratio calculated ninety days after the end of each quarter added to the daily LIBOR rate with no additional collateral or covenants beyond those included in the M&T Bank term notes. The amount outstanding under this line on December 31, 2019 was approximately $1.7 million with an interest rate of 4.56%. Pike was in compliance with all of its loan covenants as of December 31, 2019.

During this quarter, we mainly withdrew gas from storage and as of December 31, 2019, had a balance of $1,173,203 worth of gas in storage, the volume in storage at December 31, 2019 was 568,641 Mcf at an average price of $2.08 per Mcf. At December 31, 2018, the Company had a balance of $1,564,798 worth of gas in storage, the volume in storage at December 31, 2018 was 595,432 Mcf at an average price of $2.45 per Mcf. During the next quarter, the Gas Company expects to continue withdrawing gas from storage to have sufficient gas to supply customers for the winter season.

As of December 31, 2019, we believe that cash flow from operating activities and borrowings under our lines of credit will be sufficient to satisfy our working capital and debt service requirements over the next twelve months. We believe new debt will be required to satisfy our capital expenditures to finance our internal growth needs for the next twelve months. We are confident we can finance them with our current lender.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Cybersecurity Matters

On December 15, 2019 and ending on December 18, 2019 Pike was impacted by a Ransomware attack. At no time did Pike lose the ability to provide critical services to its customers or effectively respond to system emergencies. Pike lost the ability to utilize internal accounting system and their customer information systems. The Company believes that no customer information or employee data was compromised or stolen this assumption will be confirmed once forensics have been completed. The Company did not pay any ransom and has had no communications with the perpetrators of the event. This event did not impact Corning Gas.

On December 24, 2019 the Gas Company was the victim of a ransomware attack which rendered its accounting system and customer service system inoperable from December 24, 2019 through December 28, 2019.  The restoration of the systems was completed by in-house IT Staff as well as two IT firms that were under contract with the Company. The Company did not lose the ability to provide critical services to its customers. The Company did not lose the ability to effectively respond to system emergencies. The Company believes that no data was compromised as a result of this ransomware attack.  Prior to this event the Company had engaged KnowBe4 to provide employee cyber security training. The Company had also contracted with AXIO to complete a Cyber Security Capability Maturity Model Evaluation “C2M2” and IT & Cyber Security Risk Management Program. The C2M2 evaluation was completed prior to the event. The IT&CS risk management program is still in development and the Company continues to utilize the expertise of KnowBe4 and AXIO. After the attack the Company has revised its VPN policies, implemented new password protocols and added two factor authentications requirements for all system users. The Company has also added greater visibility to ongoing patching and backup procedures. The Company also contracted for endpoint monitoring and cyber security services with Kroll, a division of Duff & Phelps.

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

By petition dated June 13, 2017, in Case 17-G-0346, Corning Gas requested authority under Public Service Law §69 to issue approximately $44 million of long-term debt through December 31, 2020. In its petition, Corning Gas requested permission to refinance all or a portion of its existing loans with a ten-year fixed rate loan (“Refunding Debt”). In addition, Corning Gas requested authority to issue new debt through December 31, 2020 to fund its future construction expenditures, repay short-term debt incurred to finance previous years’ construction expenditures, and to refinance its maturing debt obligations (“New Debt”). The NYSPSC, in an order issued November 17, 2017, authorized Corning Gas to issue up to $26 million for Refinancing Debt and up to $18 million for New Debt. The Commission authorization to issue debt granted in Case 17-G-0346 expires on December 31, 2020.

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

The PAPUC issued an order on February 7, 2019 in Docket S-2019-3007089 and S-2019-3007332 authorizing Pike to issue debt in the amount of $2,732,154. The Company has issued the total amount authorized by the Commission. The authorization expired on December 31, 2019.

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

On January 15, 2019 Leatherstocking Gas filed a petition with the PAPUC requesting a Securities Certificate for issuance of additional debt refinance in the amount of $8,748,742. The authorization request was to refinance approximately. $7 million of debt and the remaining balance was for construction expenditures. The petition was approved on February 28, 2019. The Commission authorization to issue debt granted in Securities Certificate S-2019-3007316 expires on February 28, 2020.

Critical Accounting Policies

Our significant accounting policies are described in the notes to the Consolidated Financial Statements in the Holding Company’s Form 10-K for the year ended September 30, 2019, filed on December 23, 2019. There have been no significant changes in our accounting policies during the three months ended December 31, 2019. The adoption of ASU 2016-02 “Leases” did not impact the amount or timing of the Company’s revenues and expenses.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2019, the Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. Based upon the Company’s evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2019.

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

Please refer to risk factors listed under Item 1A – “Risk Factors” of the Holding Company’s Form 10-K for the fiscal year ended September 30, 2019, for disclosure relating to certain risk factors applicable to the Company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Mine Safety Disclosures.

Not applicable

Item 5.	Other Information.

None

Item 6.	Exhibits.

10.1	Multiple Disbursement Term Note, dated June 27, 2019, from Corning Natural Gas Corporation to M&T Bank in the maximum principal amount of $3,127,000 , with Prepayment Premium Rider.
10.2	Multiple Disbursement Term Note, dated June 27, 2019 from Pike Light & Power Company to M&T Bank in the maximum principal amount of $2,072,000, with Prepayment Premium Rider.
31.1**	Certification of the Chief Executive Officer and President pursuant to 17 CFR Section 240.13a-14
31.2**	Certification of the Chief Financial Officer and Treasurer pursuant to 17 CFR Section 240.13a-14
32.1**	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to
18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Corning Natural Gas Holding Corporation Quarterly Report on Form
10Q for the period ended June 30, 2019, formatted in XBRL (eXtensible Business Reporting Language):
(i) the Consolidated Balance Sheets at December 31, 2019 and September 30, 2019,
(ii) the Consolidated Statements of Income and Comprehensive Income for the three months ended December 31, 2019 and December 31, 2018.
(iii) the Consolidated Statements of Cash Flows for the three months ended December 31, 2019 and December 31, 2018, and
(iv) related notes to the Condensed Consolidated Financial Statements

** Filed herewith *** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORNING NATURAL GAS HOLDING CORPORATION

Date: February 13, 2020 By: /s/ Michael I. German

Michael I. German, Chief Executive Officer and President

(Principal Executive Officer)

Date: February 13, 2020 By: /s/ Firouzeh Sarhangi

Firouzeh Sarhangi, Chief Financial Officer and Treasurer

(Principal Financial and Accounting Officer)

