Form 10-Q
period 2020-03-31
Corning Natural Gas Holding Corp
filed 2020-05-14
CIK 1582244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Large Accelerated Filer ☐ Accelerated Filer ☐Non-accelerated Filer ☐ Smaller Reporting Company ☒Emerging Growth Filer ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding as of May 14, 2020
Common Stock, $.01 par value	3,062,649

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements
CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
	Unaudited
Assets	March 31, 2020	September 30, 2019

Plant:
Utility property, plant and equipment	$124,291,926	$121,041,738
Less: accumulated depreciation	(29,655,842)	(29,263,612)
Total plant, net	94,636,084	91,778,126

Investments:
Marketable securities at fair value	1,936,760	2,184,170
Investment in joint ventures	2,601,389	2,597,919
	4,538,149	4,782,089

Current assets:
Cash and cash equivalents	227,972	314,341
Customer accounts receivable, (net of allowance for
uncollectible accounts of $57,899 and $66,470, respectively)	3,841,676	2,436,221
Other accounts receivable	363,237	335,481
Related party receivables	6,545	5,818
Gas stored underground, at average cost	622,065	1,238,826
Materials and supplies inventories	2,999,878	2,747,194
Prepaid expenses	1,707,758	1,726,353
Total current assets	9,769,131	8,804,234

Regulatory and other assets:
Regulatory assets:
Unrecovered gas and electric costs	1,205,617	985,556
Deferred regulatory costs	4,086,101	4,401,299
Deferred pension	7,421,094	7,294,641
Other	552,337	562,703
Total regulatory and other assets	13,265,149	13,244,199

Total assets	$122,208,513	$118,608,648

See accompanying notes to consolidated financial statements

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

	Unaudited
Liabilities and capitalization	March 31, 2020	September 30, 2019

Long-term debt, less current installments	$37,850,048	$37,939,785
Less: debt issuance costs	(260,795)	(276,885)
Total long-term debt	37,589,253	37,662,900

Redeemable preferred stock - Series A	5,197,177	5,186,812
(Authorized 255,500 shares. Issued and outstanding:
210,600 shares at March 31, 2020 and September 30, 2019,
less issuance costs of $67,823 and $78,188, respectively)

Redeemable preferred stock - Series C	4,500,000	—
(Authorized 180,000 shares. Issued and outstanding:
180,000 shares at March 31, 2020 and 0 shares at
September 30, 2019

Current liabilities:
Current portion of long-term debt	4,599,553	4,260,846
Borrowings under lines-of-credit and short-term debt	2,632,290	6,875,752
Accounts payable	1,623,073	1,826,604
Accrued expenses	479,342	422,557
Customer deposits and accrued interest	1,023,358	1,403,139
Dividends declared	527,227	502,559
Total current liabilities	10,884,843	15,291,457

Deferred credits and other liabilities:
Deferred income taxes	7,349,880	6,209,336
Regulatory liabilities	3,426,669	3,557,481
Deferred compensation	1,306,186	1,391,924
Pension costs and post-retirement benefits	10,031,539	9,683,393
Other	204,257	240,747
Total deferred credits and other liabilities	22,318,531	21,082,881

Commitments and contingencies	—	—

Temporary equity:
Redeemable convertible preferred stock - Series B
(Authorized 244,500 shares. Issued and outstanding:
244,263 shares at March 31, 2020 and September 30, 2019)	4,974,417	4,966,893

Common stockholders' equity:
Common stock ($.01 par value per share.	30,591	30,470
Authorized 4,500,000 shares. Issued and
outstanding: 3,059,079 shares at March 31, 2020
and 3,047,060 at September 30, 2019)
Additional paid-in capital	27,943,126	27,745,837
Retained earnings	8,762,553	6,634,085
Accumulated other comprehensive income	8,022	7,313
Total common stockholders' equity	36,744,292	34,417,705

Total liabilities and capitalization	$122,208,513	$118,608,648

See accompanying notes to consolidated financial statements.

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)	Three Months Ended		Six Months Ended
	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019
Utility operating revenues:
Gas operating revenues	$10,227,360	$11,334,913	$16,781,559	$18,401,991
Electric operating revenues	1,718,599	2,383,915	3,325,817	4,784,443
Total utility operating revenues	11,945,959	13,718,828	20,107,376	23,186,434

Costs of sales:
Gas purchased	2,462,511	3,937,631	4,287,176	6,232,300
Electricity purchased	324,307	899,390	662,668	1,876,620
Total cost of sales	2,786,818	4,837,021	4,949,844	8,108,920

Gross margin	9,159,141	8,881,807	15,157,532	15,077,514

Cost and expense:
Operating and maintenance expense	2,819,430	2,897,149	5,795,721	5,628,205
Taxes other than income taxes	950,804	1,000,215	1,879,663	1,924,527
Depreciation	646,829	620,290	1,299,533	1,240,654
Other deductions, net	145,135	130,083	259,548	246,578
Total costs and expenses	4,562,198	4,647,737	9,234,465	9,039,964

Utility operating income	4,596,943	4,234,070	5,923,067	6,037,550

Other income and (expense):
Interest expense	(608,273)	(606,209)	(1,218,987)	(1,217,199)
Other income (expense)	(165,758)	(168,285)	(329,253)	(275,703)
Investment income (expense)	(156,436)	143,878	(68,726)	59,898
Income (loss) from joint ventures	(113)	48,432	3,470	41,553
Rental income	7,638	7,638	15,276	19,776

Income from utility operations, before income taxes	3,674,001	3,659,524	4,324,847	4,665,875

Income tax expense	(968,927)	(1,011,196)	(1,165,690)	(1,267,753)

Net income	2,705,074	2,648,328	3,159,157	3,398,122
Less: Series B Preferred Stock Dividends	61,066	61,066	122,132	122,132
Net income attributable to common stockholders	$2,644,008	$2,587,262	$3,037,025	$3,275,990

Weighted average earnings per share:
basic	$0.86	$0.85	$0.99	$1.08
diluted	$0.81	$0.80	$0.94	$1.02

Average shares outstanding - basic	3,056,818	3,032,938	3,053,831	3,029,081
Average shares outstanding - diluted	3,349,934	3,326,054	3,346,946	3,322,197

See accompanying notes to consolidated financial statements

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)	Three Months Ended		Six Months Ended
	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019
Net income	$2,705,074	$2,648,328	$3,159,157	$3,398,122
Other comprehensive income:
Net unrealized gain on debt securities available for sale
net of tax of $1,181, $1,249, $124 and $26,132, respectively	3,113	3,260	709	8,395

Total comprehensive income	$2,708,187	$2,651,588	$3,159,866	$3,406,517

See accompanying notes to consolidated financial statements

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES
Consolidated Statement of Changes in Common Stockholders' Equity For the Three and Six Months ended March 31, 2020 and 2019
(Unaudited)
					Accumulated
	Number of	Common	Additional Paid In	Retained	Other Comprehensive
	Shares	Stock	Capital	Earnings	Income	Total

Balances at December 31, 2019	3,053,285	$30,533	$27,846,012	$6,584,706	$4,909	$34,466,160

Issuance of common stock	5,794	58	97,114	—	—	97,172
Dividends declared on common ($0.1525 per share)	—	—	—	(466,161)	—	(466,161)
Dividends declared on Preferred B shares ($0.25 per share)	—	—	—	(61,066)	—	(61,066)
Comprehensive income:
Change in unrealized gain on
debt securities available for sale, net of income taxes	—	—	—	—	3,113	3,113
Net income	—	—	—	2,705,074	—	2,705,074
Balances at March 31, 2020	3,059,079	$30,591	$27,943,126	$8,762,553	$8,022	$36,744,292

					Accumulated
	Number of	Common	Additional Paid In	Retained	Other Comprehensive
	Shares	Stock	Capital	Earnings	Income	Total

Balances at September 30, 2019	3,047,060	$30,470	$27,745,837	$6,634,085	$7,313	$34,417,705

Issuance of common stock	12,019	121	197,289	—	—	197,410
Dividends declared on common ($0.2975 per share)	—	—	—	(908,557)	—	(908,557)
Dividends declared on Preferred B shares ($0.50 per share)	—	—	—	(122,132)	—	(122,132)
Comprehensive income:
Change in unrealized gain on
debt securities available for sale, net of income taxes	—	—	—	—	709	709
Net income	—	—	—	3,159,157	—	3,159,157
Balances at March 31, 2020	3,059,079	$30,591	$27,943,126	$8,762,553	$8,022	$36,744,292

					Accumulated
	Number of	Common	Additional Paid In	Retained	Other Comprehensive
	Shares	Stock	Capital	Earnings	Income (Loss)	Total

Balances at December 31, 2018	3,029,678	$30,297	$27,452,591	$5,764,774	$(4,403)	$33,243,259

Adoption of accounting standard (See Note 1)	—	—	—	—	—	—
Issuance of common stock	5,804	58	90,420	—	—	90,478
Dividends declared on common ($0.14 per share)	—	—	—	(439,814)	—	(439,814)
Dividends declared on Preferred B shares ($0.25 per share)	—	—	—	(61,066)	—	(61,066)
Comprehensive income:
Change in unrealized loss on debt securities available for sale, net of income taxes	—	—	—	—	3,260	3,260
Net income	—	—	—	2,648,328	—	2,648,328
Balances at March 31, 2019	3,035,482	$30,355	$27,543,011	$7,912,222	($1,143)	$35,484,445

					Accumulated
	Number of	Common	Additional Paid In	Retained	Other Comprehensive
	Shares	Stock	Capital	Earnings	Income (Loss)	Total

Balances at September 30, 2018	3,021,851	$30,218	$27,320,162	$5,399,751	$90,593	$32,840,724

Adoption of accounting standard (See Note 1)	—	—	—	100,131	(100,131)	—
Issuance of common stock	13,631	137	222,849	—	—	222,986
Dividends declared on common ($0.285 per share)	—	—	—	(863,650)	—	(863,650)
Dividends declared on Preferred B shares ($0.50 per share)	—	—	—	(122,132)	—	(122,132)
Comprehensive income:
Change in unrealized loss on securities available for sale, net of income taxes	—	—	—	—	8,395	8,395
Net income	—	—	—	3,398,122	—	3,398,122
Balances at March 31, 2019	3,035,482	$30,355	$27,543,011	$7,912,222	($1,143)	$35,484,445

See accompanying notes to consolidated financial statements

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
	Six Months Ended
	March 31, 2020	March 31, 2019
Cash flows from operating activities:
Net income	$3,159,157	$3,398,122
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	1,299,533	1,240,654
Amortization of debt issuance cost	53,829	51,259
Non-cash pension expenses	470,714	470,714
Regulatory asset amortizations	329,835	243,385
Stock issued for services	96,643	135,555
Loss on sale of marketable securities	5,725	9,421
Unrealized (gain) loss on investments	86,055	(48,760)
Deferred income taxes	1,165,690	1,267,753
Bad debt expense	65,000	142,000
Income from joint ventures	(3,470)	(41,553)

Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(1,498,211)	(1,586,776)
Gas stored underground	616,761	1,029,315
Materials and supplies inventories	(252,684)	(673,390)
Prepaid expenses	18,595	(738,694)
Unrecovered gas and electric costs	(220,061)	755,726
Deferred regulatory costs	(34,487)	78,896
Other	10,366	10,367
Increase (decrease) in:
Accounts payable	(203,531)	(893,367)
Accrued expenses	56,785	98,808
Customer deposits and accrued interest	(379,781)	(465,213)
Deferred compensation	(85,738)	(78,814)
Deferred pension costs & post-retirement benefits	(249,021)	(266,910)
Other liabilities and deferred credits	(192,448)	(103,393)
Net cash provided by operating activities	4,315,256	4,035,105

Cash flows from investing activities:
Sale of securities, net of purchases	156,339	129,143
Amount paid to related parties	(727)	(95,138)
Capital expenditures	(4,157,491)	(3,009,921)
Net cash used in investing activities	(4,001,879)	(2,975,916)

Cash flows from financing activities:
Net repayments on lines-of-credit and short-term debt	(4,243,462)	(68,083)
Cash received from sale of Series C preferred stock	4,500,000	—
Dividends paid	(905,254)	(881,277)
Proceeds under long-term debt	2,328,622	1,521,675
Repayment of long-term debt	(2,079,652)	(1,782,393)
Net cash used in financing activities	(399,746)	(1,210,078)
Net decrease in cash and cash equivalents	(86,369)	(150,889)

Cash and cash equivalents at beginning of period	314,341	219,962

Cash and cash equivalents at end of period	$227,972	$69,073

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,149,256	$921,321
Income taxes	$—	$—
Non-cash financing activities:
Dividends paid with shares	$100,767	$87,431
Number of shares issued for dividends	5,419	5,031

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

The Holding Company’s primary business, through its subsidiaries Corning Gas and Pike, is natural gas and electricity distribution. Corning Gas serves approximately 15,000 residential, commercial, industrial and municipal customers in the Corning, Hammondsport and Virgil, New York, areas and two other gas utilities which serve the Elmira and Bath, New York, areas. It is franchised to supply gas service in all of the political subdivisions in which it operates. It also transports for a gas producer from the producer’s gathering networks. Corning Gas is under the jurisdiction of the New York Public Service Commission (“NYPSC”) which oversees and sets rates for New York gas distribution companies. In addition, Corning Gas has a contract with Woodhull Municipal Gas Company, a small local utility, to provide maintenance service on their gas lines. Pike is an electricity and gas utility regulated by the Pennsylvania Public Utility Commission (“PAPUC”). Pike provides electric service to approximately 4,800 customers in the Townships of Westfall, Milford and the northern part of Dingman and in the Boroughs of Milford and Matamoras. Pike provides natural gas service to approximately 1,200 customers in Westfall Township and the Borough of Matamoras. All of these communities are located in Pike County, Pennsylvania. Additionally, Leatherstocking Gas distributes gas in Susquehanna and Bradford Counties, Pennsylvania. Leatherstocking Pipeline, an unregulated company, serves one customer in Lawton, Pennsylvania.

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

Because our business is highly seasonal in nature, sales for each quarter of the year vary and are not comparable. Sales vary depending on seasonal variations in temperature, although the Gas Company’s weather normalization and revenue decoupling clauses approved by the NYPSC serve to stabilize net revenue by insulating the Gas Company, to an extent, from the effects of unusual temperature variations and conservation. Certain larger customer classes are not covered by weather normalization or revenue decoupling and weather will impact revenue from these classes. Neither Pike nor Leatherstocking Gas have weather normalization or revenue decoupling clauses.

It is the Holding Company’s policy to reclassify amounts in the prior year financial statements to conform to the current year presentation.

Adoption of New Accounting Guidance

On October 1, 2019, we adopted Accounting Standards Update (“ASU”) 2016-02 “Leases” (Accounting Standards Codification (“ASC”) Topic 842), including the amendments thereto, using a modified retrospective transition method of adoption that required no prior period adjustments or charges to retained earnings for cumulative impact. From a lessee standpoint, on December 13, 2019 the Company purchased the only material item for $280,000, which had been previously leased, a section of 10” gas main. Prior to purchase, the Company paid a nominal fee annually for the use of this 10“ gas main. The Company did not change how this lease was accounted for prior to purchase. From a lessor standpoint, the only material lease is the lease of space in the Company’s headquarters to a local appliance company. This lease is an operating lease for which the Company receives less than $50,000 annually. The accounting for the lease did not change upon adoption of the new standard and there was no significant impact on these consolidated financial statements as a result of adoption of the new standard.

In March 2017, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance related to the presentation of net periodic pension cost and net periodic postretirement benefit cost. The new guidance requires segregation of the service cost component from the other components of net periodic pension cost and net periodic postretirement benefit cost for financial reporting purposes. The service cost component is to be presented on the income statement in the same line items as other compensation costs included within Operating Expenses and the other components of net periodic pension cost and net periodic postretirement benefit cost are to be presented on the income statement below the subtotal labeled Operating Income (Loss).  The guidance was not reflected in our financial statements for the three months and six months ended March 31, 2019. In order for the financial information for the three months and six months ended March 31, 2019 to be comparable to our current year financial information, Operation and maintenance expenses would be decreased by $162,625 and Other Income (expense) would be increased by the same amount for the three months ended March 31, 2019 compared to what was presented in our Form 10-Q for that period and Operation and maintenance expenses would be decreased by $325,248 and Other Income (expense) would be increased by the same amount for the six months ended March 31, 2019 compared to what was presented in our Form 10-Q for that period.

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

COVID-19

In light of the current COVID-19 crisis, government mandates have resulted in the shut-down of a significant number of businesses in the Company’s service territories and many individuals are currently out of work. The economic slow down is having a negative effect on sales and margins. In addition, the financial strains on businesses and individuals could have a significant impact on their ability to pay their bills, which could lead to a significant increase in uncollectible expense for customer receivables. This bad debt issue will be compounded by regulatory restrictions on shutting off non-paying customers and an inability to charge late payment fees. While the combination of the current low cost of natural gas service and the steps taken by the federal government to alleviate the financial burden on companies and individuals should act as an offset to the overall economic situation, the Company is anticipating that there will be some level of increase in uncollectible expense depending on the extent and duration of the pandemic crisis.

Note 2 – Revenue From Contracts With Customers

The following tables present, for the three and six months ended March 31, 2020 and 2019, revenue from contracts with customers as defined in ASC 606 (Revenue From Contracts With Customers), as well as additional revenue from sources other than contracts with customers, disaggregated by major source.

	For the three months ended March 31, 2020
	Revenues from contracts with customers	Other revenues (a)	Total utility operating revenues
Corning Gas:
Residential gas	$5,955,834	$81,369	$6,037,203
Commercial gas	977,263	—	977,263
Transportation	1,819,499	172,191	1,991,690
Street lights gas	101	—	101
Wholesale	357,096	—	357,096
Local production	281,646	—	281,646
Total Corning Gas	$9,391,439	$253,560	$9,644,999

Pike:
Residential gas	$468,087	($438)	$467,649
Commercial gas	114,712	—	114,712
Total Pike retail gas	582,799	(438)	582,361

Residential electric	802,884	142,159	945,043
Commercial electric	742,224	—	742,224
Electric – street lights	31,332	—	31,332
Total Pike retail electric	1,576,440	142,159	1,718,599

Total Pike	$2,159,239	$141,721	$2,300,960

Total consolidated utility operating revenue	$11,550,678	$395,281	$11,945,959

(a) Other revenues include revenue from alternative revenue programs, such as revenue decoupling mechanisms under New York gas rate plans and weather normalization clauses. This also reflects reductions in revenues resulting from the deferral as regulatory liabilities of the net benefits of the federal Tax Cuts and Jobs Act of 2017. See “Regulatory Matters” in Note 10.

	For the six months ended March 31, 2020
	Revenues from contracts with customers	Other revenues (a)	Total utility operating revenues
Corning Gas:
Residential gas	$9,747,052	$183,918	$9,930,970
Commercial gas	1,552,920	—	1,552,920
Transportation	2,742,148	(9,425)	2,732,723
Street lights gas	207	—	207
Wholesale	1,167,149	—	1,167,149
Local production	363,248	—	363,248
Total Corning Gas	$15,572,724	$174,493	$15,747,217

Pike:
Residential gas	$827,890	$1,641	$829,531
Commercial gas	204,811	—	204,811
Total Pike retail gas	1,032,701	1,641	1,034,342

Residential electric	1,618,682	97,275	1,715,957
Commercial electric	1,548,267	—	1,548,267
Electric – street lights	61,593	—	61,593
Total Pike retail electric	3,228,542	97,275	3,325,817

Total Pike	$4,261,243	$98,916	$4,360,159

Total consolidated utility operating revenue	$19,833,967	$273,409	$20,107,376

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

The Gas Company records revenues from residential and commercial customers based on meters read on a cyclical basis throughout each month, while certain large industrial and utility customers’ meters are read at the end of each month. Several meters are read at the end of each month to calculate local production revenues. The Gas Company does not accrue revenue for gas delivered but not yet billed, as the NYPSC requires that such accounting must be adopted during a rate proceeding, which the Gas Company has not done. The Gas Company, as part of its currently effective rate plan, has a weather normalization clause for residential and small commercial customers as protection against severe weather fluctuations. This affects space heating customers and is activated when degree days are 2.2% greater or less than the 30-year average. As a result, the effect on revenue fluctuations of weather-related gas sales is somewhat moderated.

Pike recognizes revenues for electric and gas service on a monthly billing cycle basis. Pike does not accrue for gas and electricity delivered. Pike does not have a weather normalization clause as protection against severe weather.

In addition to weather normalization, the Gas Company has implemented a revenue decoupling mechanism (RDM). The RDM reconciles actual delivery service revenues to allowed residential delivery service revenues (which are based on the annual customer revenue forecasts in the last rate case) for residential customers. The Gas Company will refund or surcharge customers for differences between actual and allowed revenues. The shortfall or excess after the annual reconciliation will be surcharged or refunded to customers over a twelve-month period starting September 1st each year. Pike does not have a revenue decoupling mechanism as part of its rate structure.

Revenues are recorded as energy is delivered, generated, or services are provided and billed to customers. Amounts billed are recorded in customer accounts receivable, with payment generally due the following month.

Note 3 - Pension and Other Post-Retirement Benefit Plans

Components of Net Periodic Benefit Cost:

Pension Benefits
	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Service Cost	$186,111	$116,454	$372,222	$232,907
Interest Cost	246,324	258,775	492,648	517,549
Expected return on plan assets	(325,250)	(319,966)	(650,499)	(639,932)
Amortization of net gain	224,322	212,666	448,644	425,331
Net periodic benefit cost	$331,507	$267,929	$663,015	$535,855

Other Benefits
	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Service Cost	$4,634	$4,123	$9,267	$8,246
Interest Cost	9,256	11,939	18,511	23,878
Amortization of prior service cost	3,495	888	6,990	1,776
Amortization of net (gain) loss	655	(1,678)	1,309	(3,355)
Net periodic benefit cost	$18,040	$15,272	$36,077	$30,545

For ratemaking and financial statement purposes, pension expense represents the amount approved by the NYPSC in the Gas Company’s most recently approved rate case. Pension expense for ratemaking and financial statement purposes was $218,683 for the three months ended March 31, 2020 and $221,152 for the three months ended March 31, 2019. Pension expense for ratemaking and financial statement purposes was $437,366 for the six months ended March 31, 2020 and $442,304 for the six months ended March 31, 2019. Total pension costs are recorded in accordance with accounting prescribed by the NYPSC in 1993. The cumulative net difference between the pension expense for ratemaking and financial statement purposes, since 1993, has been deferred as a regulatory asset and amounted to $1,158,204 and $822,847 at March 31, 2020 and March 31, 2019, respectively.

The NYPSC has allowed the Gas Company to recover incremental costs associated with other post-retirement benefits through rates on a current basis. Other post-retirement benefit expense (benefit) (OPEB) for ratemaking and financial statement purposes was $14,680 for the three months ended March 31, 2020 and $15,232 for the three months ended March 31, 2019. Other post-retirement benefit expense (benefit) for ratemaking and financial statement purposes was $29,360 for the six months ended March 31, 2020 and $30,282 for the six months ended March 31, 2019. The difference between the other post-retirement benefit expense (benefit) for ratemaking and financial statement purposes, and the amount computed above has been deferred as a regulatory asset.

Contributions

The Gas Company expects to contribute $952,404 to its Pension Plan during the year ending September 30, 2020. A total of $375,098 was paid to the Pension Plan during the six months ending March 31, 2020 and $389,496 was paid to the Pension Plan during the six months ended March 31, 2019.

Note 4 – Financing Activities

On June 27, 2019, the Gas Company entered into a $3.127 million multiple disbursement term note with Manufactures and Traders Trust Company Bank (“M&T”) which permitted draws from time to time for capital expenditures in accordance with its terms until October 31, 2019 at which time amounts outstanding under the note totaling $3.127 million converted to a ten year term loan, payable in 119 equal monthly installments with an additional final installment of unpaid principal and interest due on November 30, 2029.  Before converting to a term loan, borrowings on the note had a variable interest rate of the one-month LIBOR rate plus 3%. After October 31, 2019, the interest rate was fixed at 3.51%.

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

We are in compliance with our financial covenant calculations as of March 31, 2020.

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

The Holding Company has determined the fair value of certain assets through application of FASB ASC 820 “Fair Value Measurements and Disclosures”.

Fair value of assets and liabilities measured on a recurring basis at March 31, 2020 and September 30, 2019 are as follows:

Fair Value Measurements at Reporting Date Using:

	Fair Value	Quoted Prices In Active Markets for Identical Assets/Liabilities (Level 1)	Level 2	Level 3
March 31, 2020
Available-for-sale securities	$1,936,760	$1,936,760	$—	$—
September 30, 2019
Available-for-sale securities	$2,184,170	$2,184,170	$—	$—

A summary of the marketable securities at March 31, 2020 and September 30, 2019 is as follows:

	Cost Basis	Unrealized Gain	Unrealized Loss	Market Value
March 31, 2020
Cash and equivalents	$62,121	$—	$—	$62,121
Metlife stock value	42,126	—	—	42,126
Government and agency bonds	164,756	9,265	—	174,021
Corporate bonds	133,013	503	—	133,516
Mutual funds	42,661	1,297	—	43,958
Holding Company Preferred A Stock	572,875	41,247	—	614,122
Equity securities	816,104	50,792	—	866,896
Total securities	$1,833,656	$103,104	$—	$1,936,760

September 30, 2019
Cash and equivalents	$64,457	$—	$—	$64,457
Metlife stock value	39,810	—	—	39,810
Government and agency bonds	229,850	8,024	—	237,874
Corporate bonds	190,113	2,477	—	192,590
Mutual funds	22,359	486	—	22,845
Holding Company Preferred A Stock	572,875	41,247	—	614,122
Equity securities	866,600	145,872	—	1,012,472
Total securities	$1,986,064	$198,106	$—	$2,184,170

Realized gains included in earnings for the periods reported in investment income are as follows:

Investment Income

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Net realized gains and (losses) recognized during the period on investments	($15,459)	$5,597	($5,725)	($9,421)

Unrealized losses on equity securities included in investment income for the three and six months ended March 31, 2020 were $164,031 and $86,055, respectively. Unrealized gains on equity securities included in investment income for the three and six months ended March 31, 2019 were $125,167 and $48,760, respectively. Therefore, pre-tax income would have been $300,314 and $128,624 higher for the three and six months ended March 31, 2020 respectively, but for the change in investment income.

Financial assets and liabilities valued using level 1 inputs are based on unadjusted quoted market prices as of the close of business on the days noted within active markets.

Note 6 – Stockholders’ Equity

For the three months ended March 31, 2020, there were a total of 5,794 shares of common stock issued for $97,172. For the three months ended March 31, 2019, there were a total of 5,804 shares of common stock issued for $90,478. For the six months ended March 31, 2020 there were a total of 12,019 shares of common stock issued for $197,410. For the six months ended March 31, 2019 there were a total of 13,631 shares of common stock issued for $222,986. The amounts issued were for the following:

	Three months ended March 31, 2020		Six months ended March 31, 2020
	Shares	Amount	Shares	Amount
Dividend reinvestment program (DRIP)	2,494	$47,264	5,419	$100,767
Directors	3,150	46,907	6,300	90,850
Leatherstocking Gas Company	150	3,001	300	5,793
Officers	—	—	—	—
Total	5,794	$97,172	12,019	$197,410

	Three months ended March 31, 2019		Six months ended March 31, 2019
	Shares	Amount	Shares	Amount
Dividend reinvestment program (DRIP)	2,504	$43,995	5,031	$87,431
Directors	3,150	43,706	6,300	92,061
Leatherstocking Gas Company	150	2,777	300	5,494
Officers	—	—	2,000	38,000
Total	5,804	$90,478	13,631	$222,986

Shares issued to Leatherstocking Gas were used to compensate its independent director, Carl Hayden.

For the three months ended September 30, 2019, dividends were paid on October 15, 2019 to stockholders of record on September 30, 2019 in the amount of $441,494, less DRIP shares valued at $53,503. For the three months ended December 31, 2019, dividends were paid on January 14, 2020 in the amount of $442,396 less DRIP shares valued at $47,264. For the quarter ended March 31, 2020, $466,161 was accrued for dividends paid on April 14, 2020 to stockholders of record on March 31, 2020.

Series A Cumulative Preferred Stock accrues cumulative dividends at a rate of 6.0% of the liquidation preference per share ($25.00) and are expected to be paid on or about the 14th day of April, July, October and January of each year and began October 14, 2016. For the three months ended September 30, 2019, dividends were paid on October 15, 2019 in the amount of $78,975. For the three months ended December 31, 2019, $78,975 was paid on January 15, 2020. For the three months ended March 31, 2020, $78,975 was paid on April 14, 2020. Dividends on the Series A Cumulative Preferred Stock are reported as interest expense.

Series B Convertible Preferred Stock accrues cumulative dividends at a rate of 4.8% of the liquidation preference per share ($20.75) and are expected to be paid on or about the 14th day of April, July, October and January of each year and began October 14, 2016. At September 30, 2019 there was $61,065 accrued for Series B dividends paid on October 15, 2019. For the three months ended December 31, 2019, $61,066 was accrued for dividends paid on January 15, 2020. For the three months ended March 31, 2020, $61,066 was accrued for dividends paid on April 14, 2020. See Note 9 for additional information on the preferred stock, including its mandatory redemption provisions.

Basic earnings (loss) per share are computed by dividing income (loss) available for common stock (net income less dividends declared on Series B Preferred Stock) by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Series C preferred stock was issued in March of 2020, and no dividends were paid as of March 31, 2020.

Note 7 – Investment in Joint Ventures

The Holding Company has an interest in Leatherstocking Gas and Leatherstocking Pipeline (the Joint Ventures), each of which is a joint venture with Mirabito Regulated Industries, LLC, accounted for by the equity method.

The following table represents the Holding Company’s investment activity in the Joint Ventures for the six months ended March 31, 2020 and 2019:

	2020	2019
Beginning balance in investment in joint ventures	$2,597,919	$2,740,575
Income from joint ventures	3,470	41,553
Ending balance in joint ventures	$2,601,389	$2,782,128

As of and for the six months ended March 31, 2020 and 2019, the Joint Ventures financial summary is as follows:

	2020	2019
Total assets	$12,907,000	$13,200,000
Total liabilities	$7,705,000	$7,600,000
Net income	$7,000	$83,000

On January 9, 2020 the Company signed a term sheet to purchase the 50% of Leatherstocking Gas and Leatherstocking Pipeline from Mirabito Regulated Industries for $3.2 million. When this purchase is completed the Company will own 100% of the Leatherstocking’s Pennsylvania assets. A new joint venture will own the Leatherstocking entities’ New York assets. Closing is contingent on regulatory approvals.

Note 8 – Income Taxes

Income tax expense for the periods ended March 31 are as follows:
	Three Months Ended March 31,2020	Three Months Ended March 31, 2019	Six Months Ended March 31, 2020	Six Months Ended March 31, 2019

Current	$—	$—	$—	$—
Deferred	968,927	1,011,196	1,165,690	1,267,753
Total	$968,927	$1,011,196	$1,165,690	$1,267,753

 Actual income tax expense differs from the expected tax expense (computed by applying the federal corporate tax rate of 21% before income tax expense) as follows:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019	Six Months Ended March 31, 2020	Six Months Ended March 31, 2019

Expected federal tax expense	$771,606	$768,501	$908,218	$979,834
State tax expense (net of federal)	186,819	201,514	226,887	260,640
Federal income sur credit amortization	19,606	19,608	34,255	34,285
Tax accrual true up	—	9,827	—	(11,405)
Other, net	(9,104)	11,746	(3,670)	4,399
Actual tax expense	$968,927	$1,011,196	$1,165,690	$1,267,753

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

Note 9 – Preferred Stock

Effective March 27, 2020, the Holding Company issued 180,000 shares of newly authorized 6% Series C Cumulative Preferred Stock at $25.00 per share, for proceeds of $4,500,000. Series C Cumulative Preferred Stock accrues cumulative dividends at a rate of 6.0% of the liquidation preference per share ($25.00) and are expected to be paid on or about the 14th day of April, July, October and January of each year starting July 14, 2020. The dates of record for the dividends, if any, will be March 31, June 30, September 30 and December 31, immediately preceding the relevant dividend payment date. On September 30, 2026, outstanding shares of Series C Cumulative Preferred Stock will mature and be redeemed solely in cash at a redemption price equal to the liquidation preference per share plus an amount equal to all accrued but unpaid dividends subject to our having funds legally available for redemption under New York law. In the event of a fundamental change as defined on the Certificate of Amendment to the Certificate of Incorporation, holders of Series C Cumulative Preferred Stock have the right to redeem their shares at a redemption price equal to the liquidation preference per share plus an amount equal to all accrued but unpaid dividends prior to the effective date of the fundamental change subject to our having funds legally available for such redemption under New York law. A fundamental change is generally defined as a change of control of the Holding Company. The holders of Series C Cumulative Preferred Stock will have no voting rights except as specifically required by New York laws or by the Charter, as amended by the Certificate of Amendment, which allows voting rights under specific circumstances. The proceeds of this issuance will be used to buy Leatherstocking’s Pennsylvania assets not owned by the Company ($2.2 Million) and finance capital improvement projects at Pike and Corning.

The Series C Cumulative Preferred Stock will, with respect to both dividend rights and rights upon liquidation, winding-up or dissolution of the Corporation, rank: (i) senior to all classes or series of the Corporation’s Common Stock; (ii) senior to any other class or series of the Corporation’s capital stock issued in the future, unless the terms of that capital stock expressly provide that it ranks senior to, or on parity with, the Series C Cumulative Preferred Stock; (iii) on parity with any class or series of the Corporation’s capital stock, the terms of which expressly provide that it will rank on parity with the Series C Cumulative Preferred Stock, including without limitation, the Series A Cumulative Preferred Stock and the Series B Convertible Preferred Stock; and (iv) junior to any other class of series of the Corporation’s capital stock, the terms of which expressly provide that it will rank senior to the Series C Cumulative Preferred Stock, none of which exists on the date hereof, and the issue of which would be subject to the approval of a majority of the outstanding shares of Preferred Stock voting as a class; and (v) subject to funds legally available and payment of or provision for the Corporation’s debts and other liabilities.

In accordance with ASC 480 (Distinguishing Liabilities from Equity), because of the mandatory redemption feature, Series C Cumulative Preferred Stock is treated as debt. Dividends are recorded as interest expense. No dividends on Series C Cumulative Preferred Stock have been accrued or recorded as of March 31, 2020.

Series A Preferred Stock accrues cumulative dividends at a rate of 6.0% of the liquidation preference per share ($25.00) and are expected to be paid on or about the 14th day of April, July, October and January of each year. The dates of record for the dividends, are March 31, June 30, September 30 and December 31, immediately preceding the relevant dividend payment date. On September 30, 2023, outstanding shares of Series A Preferred Stock will mature and be redeemed solely in cash at a redemption price equal to the liquidation preference per share plus an amount equal to all accrued but unpaid dividends subject to our having funds legally available for redemption under New York law. The dividends for each of the three month periods ended March 31, 2020 and 2019 were $78,975, and these are recorded as interest expense. The dividends for each of the six month periods ended March 31, 2020 and 2019 were $157,950. Dividends on Series A Preferred Stock are recorded as interest expense.

In accordance with ASC 480, because of the mandatory redemption feature Series A Preferred Stock is treated as debt. The issuance costs are treated as debt issuance costs and will be amortized over the life of the instrument. The debt issuance costs reduce the carrying value of the liability. The amortization of the Series A Preferred Stock debt issuance costs was $5,183 for each of the three month periods ended March 31, 2020 and 2019. The amortization of the Series A Preferred Stock debt issuance costs was $10,365 for each of the six month periods ended March 31, 2020 and 2019.

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

Although by its terms the Series B Preferred Stock is mandatorily redeemable on September 30, 2026, in accordance with ASC 480 it is not considered mandatorily redeemable for accounting purposes as a result of the conversion feature presenting a contingency related to the redemption dates. Accordingly, this is not considered a liability. However, as a result of the decision related to conversion and not reaching redemption resting with the holder, this instrument has been classified as temporary equity in accordance with ASC 480. Upon conversion, the instrument would be reclassified as permanent equity. Dividends were $61,065 for each of the three month periods ended December 31, 2019 and 2018. The issuance costs of approximately $120,000 reduced the initial proceeds and will be accreted until redemption or conversion. During each of the three month periods ended March 31, 2020 and 2019 there was accretion of $3,762. During each of the six month periods ended March 31, 2020 and 2019 there was accretion of $7,524.

Note 10 – Regulatory Matters

On February 27, 2020, Corning Gas, a regulated utility subsidiary of the Holding Company, filed with the NYSPSC for increases in revenues of $6,255,926, $845,142, and $680,913 for the years ending January 31, 2022, 2023 and 2024, respectively. These standalone rate year increases would impact customer total bills by 23.4%, 2.56% and 2.01%, respectively. The base period (i.e., test year) for this filing is the 12 months ended September 30, 2019. The levelized amount would be $3,523,167 in each of the years ending January 31, 2022, 2023 and 2024. The levelized increases would impact customer total bills by 10.93% per year. We are requesting a levelized approach.

The filing with the NYSPSC reflects a return on equity of 10.2% and pro-forma equity ratios of 50.67%, 52.95% and 55.26% for the 12-month periods ending January 31, 2022, 2023 and 2024, respectively. The two most important reasons for the increase are: first, NYSPSC-mandated initiatives, including investment in replacing older distribution pipe, and new safety, training and cyber security requirements; and second, the Gas Company’s is proposing shorter depreciation lives for its pipeline infrastructure to reflect new decarbonization legislation. These two cost items comprise approximately 50% of the rate increase request. The balance of the request is to recover increases in health insurance, wages and other inflationary costs.

The NYSPSC has commenced a proceeding, designated Case 20-G-0101, to consider the Gas Company’s rate filing. By statute, the NYSPSC may take up to 11 months to make its decision on the filing. Accordingly, the Gas Company does not anticipate that a decision on new rates will be effective before February 1, 2021. The NYSPSC may adopt rates for a multi-year period, as proposed in the filing, or it may adopt rates for a shorter period, such as a single year.

The Joint Proposal (“JP”) in Case 16-G-0369 included the levelization of the revenue requirement over a three year period. The levelization procedure allowed recovery of the rate increase granted by the Commission equally over the three rate years. The twelve months ended May 31, 2020 (Rate Year 3) delivery base rates if left unchanged, would permit the Company to recover revenue requirement allowance in excess of the amount granted by the Commission. Therefore, the JP provided that if the Company did not file for new rates to become effective at the end of Rate Year 3, it would reduce rates to take effect on June 1, 2020 to eliminate the amount of over recovery created by levelization. The Company has made the tariff compliance filing with the NYSPSC to reduce rates on June 1, 2020. The Company estimates that delivery rates will be reduced by approximately $481,000 net of tax until the new rates become effective on February 1, 2021 in Case 20-G-0101.

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

The PAPUC issued an order in Case M-2018-2641242 that requires Pike to return to customers the difference between the federal income tax allowance in base rates and the new statutory rate of 21%. Pike’s electric customers are receiving an annual refund of $73,923 or decrease of 0.67% on their overall bill effective October 1, 2018. No refunds were ordered for Pike’s gas operation because amounts were not material. The impact of the change in the Tax Act on deferred regulatory balances will be deferred until the Pike’s next base rate case. The Company has recorded those amounts as Regulatory Liabilities on the accompanying Consolidated Balance Sheets.

The PAPUC issued an order on February 7, 2019 in Docket S-2019-3007089 and S-2019-3007332 authorizing Pike to issue debt in the amount of $2,732,154. Pike has issued the total amount authorized by the Commission. The authorization expired on December 31, 2019.

Total Regulatory Assets on the accompanying Consolidated Balance Sheets as of March 31, 2020 amounts to $12,712,812 compared to $12,681,496 at September 30, 2019. The Regulatory Assets include $1,508,152 at March 31, 2020 and $1,544,347 at September 30, 2019 that is subject to Deferred Accounting Petitions with the NYPSC and PAPUC. The PAPUC commission approved the storm cost petition in docket number P-2018-3001395 on June 14, 2018. Pike was permitted to defer the cost for storm Riley for subsequent recovery in Pike’s next base rate case. The remaining items in regulatory assets are either approved in rates, part of annual reconciliations approved by the NYSPSC and PAPUC or approved through various commission directives.

The Gas Company in accordance with the rate order in Case 16-G-0369 is required to make capital expenditures to reach a net plant target of $50,427,717, $53,930,803 and $56,959,911 at May 31, 2018, 2019 and 2020 respectively. The annual net plant target is developed by taking the forecast Rate Year average of the monthly averages of: (1) plant in service, (2) construction work in process, (3) deferred taxes associated with tax depreciation, accelerated recovery of plant and contributions in aid of construction (“CIAC”), and (4) depreciation reserve including accelerated recovery of plant. If the actual net plant in service falls short of the target net plant in service for a particular Rate Year, Corning Gas will defer carrying costs for customers’ benefit equal to the shortfall multiplied by the authorized pre-tax rate of return, as well as depreciation expense associated with the shortfall. If the actual net plant in service exceeds the target net plant in service for a particular Rate Year, no adjustment (i.e., no surcharge to customers) will be made. The determination of any shortfall or excess will be made on a cumulative basis at the end of the three year period. For the period ended May 31, 2018, the Company exceeded the target by $318,396. For the period ended May 31, 2019, the Company exceeded the target by $269,090. The Company, at this time, believes that it will meet the cumulative target.

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

The following table reflects the results of the segments consistent with the Holding Company’s internal financial reporting process. The following results are used in part, by management, both in evaluating the performance of, and in allocating resources to, each of the segments for the three months and six months ended March 31, 2020 and 2019.

As of and for the three months ended March 31, 2020

	Gas Company	Pike	Holding Company	Total Consolidated
Total electric utility revenue	$0	$1,718,599	$0	$1,718,599
Total gas utility revenue	$9,644,999	$582,361	$0	$10,227,360
Investment income	($165,142)	$0	$8,706	($156,436)
Equity earnings from joint ventures	$0	$0	($113)	($113)
Net income (loss)	$2,618,534	$164,135	($77,595)	$2,705,074
Income tax expense (benefit)	$881,012	$79,991	$7,924	$968,927
Interest expense	$345,409	$171,945	$90,919	$608,273
Depreciation expense	$464,840	$181,074	$915	$646,829
Amortization expense	$67,594	$101,370	$6,761	$175,725
Total assets	$90,682,075	$28,411,901	$3,114,537	$122,208,513
Capital expenditures	$1,204,399	$574,959	$0	$1,779,358

As of and for the three months ended March 31, 2019

	Gas Company	Pike	Holding Company	Total Consolidated
Total electric utility revenue	$0	$2,383,915	$0	$2,383,915
Total gas utility revenue	$10,560,130	$774,783	$0	$11,334,913
Investment income	$143,878	$0	$0	$143,878
Equity earnings from joint ventures	$0	$0	$48,432	$48,432
Net income (loss)	$2,339,875	$354,567	($46,114)	$2,648,328
Income tax expense (benefit)	$844,785	$151,690	$14,721	$1,011,196
Interest expense	$366,085	$155,524	$84,600	$606,209
Depreciation expense	$454,622	$164,753	$915	$620,290
Amortization expense	$51,386	$93,651	$10,629	$155,666
Total assets	$84,253,557	$26,709,126	$3,202,132	$114,164,815
Capital expenditures	$762,148	$573,642	$—	$1,335,790

As of and for the six months ended March 31, 2020

	Gas Company	Pike	Holding Company	Total Consolidated
Total electric utility revenue	$0	$3,325,817	$0	$3,325,817
Total gas utility revenue	$15,747,217	$1,034,342	$0	$16,781,559
Investment income	($77,462)	$0	$8,736	$68,726)
Loss from joint ventures	$0	$0	$3,470	$3,470
Net income (loss)	$3,182,519	$116,689	($140,051)	$3,159,157
Income tax expense	$1,094,051	$62,243	$9,396	$1,165,690
Interest expense	$691,619	$345,530	$181,838	$1,218,987
Depreciation expense	$935,555	$362,148	$1,830	$1,299,533
Amortization expense	$153,439	$206,336	$23,888	$383,663
Total assets	$90,682,075	$28,411,901	$3,114,537	$122,208,513
Capital expenditures	$3,098,049	$1,059,442	$0	$4,157,491

As of and for the six months ended March 31, 2019

	Gas Company	Pike	Holding Company	Total Consolidated
Total electric utility revenue	$0	$4,784,443	$0	$44,784,443
Total gas utility revenue	$17,110,972	$1,291,019	$0	$18,401,991
Investment income	$59,898	$0	$0	$59,898
Loss from joint ventures	$0	$0	$41,553	$41,553
Net income (loss)	$2,941,874	$588,360	($132,112)	$3,398,122
Income tax expense (benefit)	$1,057,263	$195,239	$15,251	$1,267,753
Interest expense	$725,471	$319,113	$172,615	$1,217,199
Depreciation expense	$909,317	$329,507	$1,830	$1,240,654
Amortization expense	$104,458	$171,373	$18,812	$294,643
Total assets	$84,253,557	$26,709,126	$3,202,132	$114,164,815
Capital expenditures	$2,059,356	$927,110	$0	$2,986,466

Note 12 – Subsequent Events

On April 28, 2020, Pike received a $137,200 loan under the U.S. Small Business Administration’s Payroll Protection Program. All or a portion of this loan may be forgiven as part of the program. Payments on any amount not forgiven are expected to be deferred for six months, then paid back over an eighteen month amortization period. Interest accrues at 1.0%. The proceeds from this loan are restricted as to use and cannot be used to retire existing debt. The loan was necessary to support the ongoing operations of Pike due to the economic uncertainty resulting from the COVID-19 pandemic.

On May 6, 2020, Corning Gas received a $970,900 loan under the U.S. Small Business Administration’s Payroll Protection Program. All or a portion of this loan may be forgiven as part of the program. Payments on any amount not forgiven are expected to be deferred for six months, then paid back over an eighteen month amortization period. Interest accrues at 1.0%. The proceeds from this loan are restricted as to use and cannot be used to retire existing debt. The loan was necessary to support the ongoing operations of Corning Gas due to the economic uncertainty resulting from the COVID-19 pandemic.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This report contains statements which, to the extent they are not recitations of historical facts, constitute "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 (Reform Act). The words "estimate", "project", "anticipate", "expect", "intend", "believe", "could" and similar expressions are intended to identify forward-looking statements. All such forward-looking statements are intended to be subject to the safe harbor protection provided by the Reform Act. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be achieved. As forward-looking statements, these statements involve risks, uncertainties and other factors that could cause actual results to differ materially from the expected results. Accordingly, actual results may differ materially from those expressed in any forward-looking statements. Factors that could cause results to differ materially from our management's expectations include, but are not limited to, those listed under Item 1A - "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended September 30, 2019, in addition to:

*	the effect of any interruption in our supply of natural gas or electricity or a substantial increase in the price of natural gas or electricity,
*	our ability to successfully negotiate new supply agreements for natural gas and electricity as they expire, on terms favorable to us, or at all,
*	the effect on our operations of any action by the NYPSC, with respect to Corning Gas or PAPUC, with respect to Pike and our joint venture interest in Leatherstocking Gas,
*	the effect of any litigation,
*	the effect on our operations of unexpected changes in legal or regulatory requirements, including environmental and energy consumption regulations and laws,
*	the amount of natural gas produced and directed through our pipeline by producers,
*	our ability to obtain additional equity or debt financing to fund our capital expenditure plans and for general corporate purposes,
*	our successful completion of various capital projects and the use of pipelines, compressor stations and storage by customers and counterparties at levels consistent with our expectations,
*	The effect of weather on our utility infrastructure,
*	our ability to retain the services of our senior executives and other key employees,
*	our vulnerability to adverse economic and industry conditions generally and particularly the effect of those conditions on our major customers, including as a result of the impact of the COVID-19 pandemic,
*	the effect of any leaks in our transportation and delivery pipelines,
*	competition to our gas transportation business from other pipelines,
*	the effects of state and federal climate legislation and regulations (existing and prospective) on our gas and electric businesses
*	the possibility of cyber and malware attacks are increasing and could have an impact on company operations, and
*	the effects of a pandemic on the economy in our service territories

Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update any forward-looking statement in light of new information or future events.

Overview

The States of New York and Pennsylvania, in response to COVID-19 pandemic, have imposed shelter in place restrictions affecting our franchise areas since mid-March 2020. All non-essential business (i.e. restaurants, bars, schools, retail and manufacturing) are closed. The date and pace of lifting these restrictions are unknown at this time.

The Company has already experienced loss of gas and electric load and believes that it will experience significantly lower revenues primarily from the commercial and industrial sectors on a going forward basis. In addition, with higher levels of unemployment, cash receipts will decrease and arrears and uncollectible accounts will increase. The Company has enacted plans to ensure safe and reliable operation of the gas and electric system, safe work environment for its employees and to maintain a high level of customer service. It has taken steps to delay capital expenditures and operating expenses and has petitioned the NYSPSC for waivers from some mandated regulatory goals as appropriate.

We continue to focus on improving the efficiency of our operations and making capital investments to improve our infrastructure. Corning Gas’s infrastructure improvement program concentrates on the replacement of older distribution mains and customer service lines. In the first six months of fiscal 2020 the Gas Company repaired 134 leaks, replaced 61 bare steel services and replaced or remediated 4.35 miles of older steel main. In fiscal 2019 the Gas Company repaired 187 leaks and replaced or remediated 9.5 miles of bare steel main and 282 bare steel services. In the first six months of fiscal 2020 Pike replaced approximately 72 poles. In fiscal 2019 Pike replaced approximately 116 poles and did extensive tree trimming to maintain our electric infrastructure. On January 18, 2019 Pike filed a gas Long Term Infrastructure Improvement Plan (“LTIIP”) to accelerate replacement of cast iron, wrought iron and bare steel pipe over 11 years. The PAPUC approved the LTIIP plan on June 13, 2019.

We believe our key performance indicators are net income, stockholders’ equity and the safety and reliability of our systems. Net income increased by $56,746 for the three months and decreased $238,965 for the six months ended March 31, 2020 compared to the three months and six months ended March 31, 2019. Because the Holding Company’s principal operations are conducted through Corning Gas and Pike, both regulated utility companies, stockholders’ equity is an important performance indicator. The NYPSC and PAPUC allow Corning Gas, Pike and Leatherstocking the opportunities to earn a just and reasonable return on stockholders’ equity as determined under applicable regulations. Stockholders’ equity is, therefore, a precursor of future earnings potential. As of March 31, 2020, compared to March 31, 2019, stockholders’ equity increased from $35,484,445 to $36,794,536. We plan to continue our focus on building stockholders’ equity. Safety and efficiency indicators include leak repair, main and service replacements and customer service metrics. Key performance indicators:

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Net income	$2,705,074	$2,648,328	$3,159,157	$3,398,122
Stockholders' equity	$36,744,292	$35,484,445	$36,744,292	$35,484,445
Stockholders' equity per outstanding common share	$12.01	$11.69	$12.01	$11.69

Revenue and Margin

Gross margin, increased $277,334 for the three months and $80,018 for the six months ended March 31, 2020 compared to the same periods last year. The margin for the three months ended March 31, 2020 were positively impacted by the rate increase at Corning Gas. The margin increase for the six months ended March 31, 2020 was negatively impacted by two regulatory reconciliations, one at Pike and one at Corning Gas, totaling approximately $194,000, and a decrease in revenue from Pike electric ‘demand related’ customers of approximately $86,000. This negative impact to margin was offset by the rate increase at Corning Gas.

Retail electric revenue decreased $716,186 for the three months and $1,490,560 for the six months ended March 31, 2020 compared to the same periods last year. The three month decrease primarily results from lower electric costs (a pass through to customers) of $631,218 due to lower purchased power costs and a decrease in sale related revenue of approximately $84,969. The six month decrease primarily results from lower electric costs (a pass through to customers) of $1,307,366 due to lower purchased power costs and a decrease in sale related revenue of approximately $183,195.

In addition, gross receipts tax billed revenues decreased by approximately $76,530 for the three months ended March 31, 2020 and decreased $122,551 for the six months ended March 31, 2020 compared to the same periods last year. A corresponding decrease for the three and six month periods occurred in tax expense.

Other electric revenues increased $50,870 for the three months and $31,934 for the six months ended March 31, 2020 compared to the same periods last year. The drivers for the three month period were primarily an increase in third party billing of $84,780 and decrease in customer discounts forfeited of $19,490. The drivers for the six month period were primarily an increase in third party billing of $74,706 and decrease in customer discounts forfeited of $41,359.

Retail gas revenue decreased $1,273,546 for the three months and $1,703,202 for the six months ended March 31, 2020 compared to the same periods last year. The three month decrease results from lower gas costs (a pass through to customers) of $1,610,550 due to lower commodity gas prices and warmer than normal weather. This was partially offset by an increase in sale related revenue of approximately $337,004 due to the rate increase at the Gas Company. The six month decrease results from lower gas costs (a pass through to customers) of $2,275,005 due to lower commodity gas prices and warmer than normal weather. This was partially offset by an increase in sale related revenue of approximately $571,803 due primarily to the rate increase at the Gas Company. Actual degree days compared to expected norms for the three and six month periods ended March 31, 2020 and 2019 were as follows:

Degree Days Comparison

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Normal	3,445	3,409	5,899	5,864
Actual	3,048	3,542	5,636	6,139
Warmer/ (Colder) than normal	397	(133)	263	(275)

Other gas revenues increased $165,993 for the three months and $82,770 for the six months ended March 31, 2020 compared to the same periods last year. The driver for the three month period was primarily an increase in Revenue Decoupling Mechanism (RDM) amortizations of $111,529. The drivers for the six month period were primarily an increase in RDM amortizations of $30,410, capacity release revenues of $26,059 and 2017 Jobs Act federal income tax reconciliation of $84,000 offset by a decrease in contract customer reconciliation of $65,572.

The following table summarizes our utility operating revenue:

	Three months ended March 31,		Six months ended March 31,
	2020	2019	2020	2019
Retail electric revenue:
Residential	$802,884	$1,193,040	$1,618,682	$2,381,159
Commercial	742,224	1,066,842	1,548,267	2,270,904
Street lights	31,332	32,744	61,593	67,039
Total retail electric revenue	$1,576,440	$2,292,626	$3,228,542	$4,719,102

Other electric revenue:
Customer discounts forfeited	$1,278	$20,768	$3,001	$44,360
Third party billings	166,270	91,490	101,199	26,493
Other	(25,389)	(20,969)	(6,925)	(5,512)
Total other electric revenue	4142,159	$91,289	$97,275	$65,341

Total electric revenue	$1,718,599	$2,383,915	$3,325,817	$4,784,443

Retail gas revenue:
Residential	$6,424,022	$7,284,866	$10,575,149	$11,660,808
Commercial	1,091,976	1,282,561	1,757,731	1,992,045
Transportation	1,533,248	1,523,125	2,742,148	2,641,553
Wholesale	654,082	886,322	1,167,149	1,650,973
Total retail gas revenue	$9,703,328	$10,976,874	$16,242,177	$17,945,379

Other gas revenue:
Local production	$180,864	$176,875	$363,248	$363,149
Customer discounts forfeited	23,453	22,803	39,977	44,360
Reconnect fees	304	108	1,352	1,119
Surcharges	(591)	(2,768)	1,053	590
Other (see detail below)	320,002	161,021	133,752	47,394
Total other gas revenue	$524,032	358,039	$539,382	456,612

Total gas revenue	10,227,360	11,334,913	16,781,559	18,401,991

Total revenue	$11,945,959	13,718,828	$20,107,376	23,186,434

The following table details amounts making up the Other line in the schedule of Other gas revenue above:

	Three months ended March 31,		Six months ended March 31,
	2020	2019	2020	2019
Other gas revenues:
Delivery Rate Adjustment (DRA) carrying costs	$1,026	$1,937	$3,788	$4,062
Contract customer reconciliation	(78,001)	(78,624)	(135,055)	(69,483)
Monthly RDM amortizations	49,435	(62,094)	(233,071)	(263,481)
Local production revenues	10,406	13,177	19,823	20,030
2017 Jobs Act federal income tax reconciliation	321,207	279,365	451,750	367,102
Regulatory liability reserve	—	16,986	—	—
Leak backlog performance incentive	—	(24,147)	—	(24,147)
Capacity release revenues	15,216	—	26,059	—
All other	713	14,421	458	13,311
Total other gas revenues	$320,002	$161,021	$133,752	$47,394

Gas purchases are our largest expenses. Purchased gas expense decreased $1,475,120 for the three months and $1,945,124 for the six months ended March 31, 2020 compared to the same periods last year. The decrease in costs for the three months ended March 31, 2020 is due primarily to a lower purchase price for natural gas billed to customers. The decrease in costs for the six months ended March 31, 2020 is due primarily to a lower purchase price for natural gas resulting in a decrease of $2,139,124. The costs were also impacted by the previously mentioned regulatory reconciliation of $194,000 which is not recoverable. The regulatory reconciliation was not billed to customers thereby impacting margin by $194,000.

Electricity costs decreased by $575,083 for the three months and $1,213,952 for the six months ended March 31, 2020 compared to the same periods last year. The decrease in costs is due primarily to lower cost of purchased electricity billed to customers.

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Utility Gas Revenues	$10,227,360	$11,334,913	$16,781,559	$18,401,991
Natural Gas Purchased	2,462,511	3,937,631	4,287,176	6,232,300
Margin	$7,764,849	$7,397,282	$12,494,383	$12,169,691
Margin %	75.92%	65.26%	74.45%	66.13%

Utility Electric Revenues	$1,718,599	$2,383,915	$3,325,817	$4,784,443
Electricity Purchased	324,307	899,390	662,668	1,876,620
Margin	$1,394,292	$1,484,525	$2,663,149	$2,907,823
Margin %	81.13%	62.27%	80.08%	60.78%

Operating and Interest Expenses

Operating and maintenance expense decreased by $77,719 for the three months and increased by $167,516 for the six months ended March 31, 2020 compared to the same periods last year. The decrease for the three months primarily results from a one time expense of $75,000 occurring in three months ended March 2019 and not for the period ended March 2020 related to regulatory expenses. The increase for the six months primarily results from an accelerated leak repair effort at Corning Gas ($70,000), the timing of underground inspections at Pike ($70,000) and a regulatory reconciliation at Corning Gas ($80,000) offset by the one time-expense of $75,000 occurring in three months ended March 2019 and not for the period ended March 2020.

Taxes other than income taxes decreased by $49,411 for the three months and by $44,864 for the six months ended March 31, 2020 compared to the same periods last year. The decrease for the three months primarily results from a $76,530 decrease in Gross receipt taxes offset by an increase in property taxes of $27,112. The increase for the six months primarily results from a $122,551 decrease in gross receipt taxes offset by an increase in property taxes of $99,591.

Depreciation expense increased by $26,539 for the three months and by $58,879 for the six months ended March 31, 2020 compared to the same periods last year. The increase results from additional utility plant placed in service.

Interest expense increased by $2,064 for the three months and by $1,788 for the six months ended March 31, 2020 compared to the same periods last year. The minor increase was due to higher levels of debt being offset by lower interest rates.

Net Income

As a result of the foregoing, net income increased by $56,746 for the three months and decreased by $238,965 for the six months ended March 31, 2020 compared to the same periods last year. The increase for the three months was mainly due to higher margins, decrease in operating expenses offset by losses on investment income of $156,436 in 2020 versus $143,878 gain in 2019. The change in investment income between the quarter ended March 31, 2020 compared with the quarter ended March 31, 2019 was $300,314 and partially offset the increase in utility operating revenue of $362,873. The decrease for the six months was mainly due lower margins and increased operating expenses as described above as well as a decrease in investment income of $128,624 The losses on investment income were the principal reason for the decline in net income and these losses are expected to be temporary.

Liquidity and Capital Resources

The Holding Company does not have any borrowings (excluding Series A and Series C Preferred Stock that is classified as debt) at the corporate level and has no access to liquidity except through dividends and distributions from its subsidiaries as well as equity issuances. Its principal liquidity requirements are for investments in the Leatherstocking Joint Ventures to permit those companies to make the capital expenditures required to provide services to their customers and for dividend payments to the Holding Company’s stockholders.

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

The Gas Company’s internally generated cash from operating activities consists of net income, adjusted for non-cash expenses, and changes in operating assets and liabilities. Non-cash items include depreciation and amortization, investment gains and losses, and deferred income taxes. Over or under-recovered gas costs significantly impact cash flow. In addition, there are significant year-to-year changes in regulatory assets that impact cash flow. The Gas Company’s cash flow is seasonal. Cash expenditures are the highest in the summer and fall months when we refill gas storage and conduct our construction programs. Our cash receipts are highest during the heating season. At Pike cash flow is strongest in the winter and summer when customer demand for natural gas and electricity are highest. Given year round electric sales, Pike is less seasonal than the Gas Company.

On April 13, 2016, the Gas Company filed a petition in Case 16-G-0204 with the NYPSC, to defer leak repair and survey costs over and above the amounts permitted to be recovered in rates for 2015. See “Corning Gas Company” under “Regulatory Matters” herein for additional information. We expect this petition to be addressed in Case 20-G-0101.

Capital expenditures are the principal use of internally generated cash flow.  To fund capital expenditures, the Gas Company and Pike need to draw on both operating cash and new debt. In fiscal year 2020 to date, the Gas Company has spent approximately $3.1 million on projects and safety-related infrastructure improvements. This, in conjunction with our growth projects, creates liquidity pressure on the Holding Company. We anticipate that our aggressive capital construction program will continue to require the Holding Company to raise new debt and/or equity.

Cash flows from financing activities of the Company consist of repayment of long-term debt, new long-term borrowings, proceeds from stock issuances, borrowings and repayments under our lines-of-credit, and quarterly dividend payments. For the Gas Company’s operations, it has an $8.0 million revolving line of credit with Manufactures and Traders Trust Company Bank (“M&T Bank”). Interest is a variable rate determined by the Gas Company’s funded debt to EBITDA ratio calculated ninety days after the end of each quarter added to the daily LIBOR rate with no additional collateral or covenants beyond those included in the M&T Bank term notes. The amount outstanding under this line as of March 31, 2020 was $2.0 million with an interest rate of 3.6%. The Gas Company was in compliance with all of its loan covenants as of March 31, 2020.

For Pike’s operations, it has a $2.0 million revolving line of credit with M&T Bank. Interest is a variable rate determined by Pike’s funded debt to EBITDA ratio calculated ninety days after the end of each quarter added to the daily LIBOR rate with no additional collateral or covenants beyond those included in the M&T Bank term notes. The amount outstanding under this line on March 31, 2020 was approximately $621,000 with an interest rate of 3.75%. Pike was in compliance with all of its loan covenants as of March 31, 2020.

During this quarter, we mainly withdrew gas from storage and as of March 31, 2020 had a balance of $622,065 worth of gas in storage. The volume in storage at March 31, 2020 was 306,322 Mcf at an average price of $2.05 per Mcf. At March 31, 2020, the Gas Company had a balance of $591,601 worth of gas in storage. The volume in storage at March 31, 2019 was 227,780 Mcf at an average price of $2.60 per Mcf. During the next quarter, the Gas Company expects to be injecting gas into storage to have sufficient gas to supply customers for the winter season.

As of March 31, 2020, we believed that cash flow from operating activities and borrowings under our lines of credit and Paycheck Protection Program loans would be sufficient to satisfy our working capital and debt service requirements over the next twelve months. We believe new financing will be required to satisfy our mandated capital expenditures requirements for the next twelve months. We are uncertain how the downturn in economic activity due to COVID-19 will impact our cash flow.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Cybersecurity Matters

The Company has fully recovered from the ransomware December 2019 attacks at Pike and Corning Gas. The ransomware attacks appear to be related. The review of internal data indicates the threat actor infiltrated Corning Gas’s network via a malicious attachment to an e-mail, then scanned Corning Gas and Pike’s networks launching a variant of the Phobos ransomware on the Pike network.

The Company recovered from the Pike attack without the loss of customer or employee data and without paying a ransom. When the threat actor could no longer access the Pike network and was not contacted by the Company that it would pay a ransom to have its data decrypted the threat actor launched a Sodinokibi ransomware attack on Corning Gas. The attack on Corning Gas effected the same systems as it did at Pike and the Company was able to recover in a similar fashion without loss of customer or employee data and without paying a ransom.

Third party analysis of the incidents by cyber security experts at Kroll, a division of Duff & Phelps, indicate that no data was stolen from either company. Both attacks appear automated in nature due to the identified communication patterns.

Since the attacks all corporate IT endpoints have had the Carbon Black agent installed along with other remote monitoring agents that allow 24/7 real time monitoring of corporate IT assets. The Company has revised its VPN and RDP access policy and IT configuration to ensure that threat actors cannot impact the IT environment to the same degree in the future if successful in gaining access.

Two factor authentication has been implemented for all devices and all applications requiring password access. The process for data backup and recovery has been enhanced with additional verification of successful data backups and the enhanced bandwidth capabilities to decrease recovery times allow for multiple disaster recovery points.

Due to the COVID-19 pandemic the Company now provides remote access to the workplace to approximately 50% of its work force (30 employees) which consist mainly of employees with management, administrative and technical responsibilities. Since the ransomware attacks the Company has not experienced any additional cyber-attacks. We believe the remote work capability is operating securely and efficiently.

The Company continues to enhance its IT capabilities and is moving from the current NAS environment to a more robust SAN environment. The Company has also moved from a Hyper-V to a VM-Ware virtual computing environment. These enhancements will improve overall network operations by increasing speed of operations and improving network stability.

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

Corning Gas Company

On April 13, 2016, Corning Gas filed a petition in Case 16-G-0204 with the NYPSC, to defer leak repair and survey costs over and above the amounts permitted to be recovered in rates for 2015. In this petition we requested that the incremental cost of $349,547 together with the associated income tax effect, be deferred and recovered in a manner to be established in future rate proceedings. The Company recognized this deferral in the quarter ended March 31, 2016. The petition is expected to be decided in Case 20-G-0101.

On February 27, 2020, Corning Gas filed with the NYSPSC for increases in revenues of $6,255,926, $845,142, and $680,913 for the years ending January 31, 2022, 2023 and 2024, respectively. These standalone rate year increases would impact customer total bills by 23.4%, 2.56% and 2.01%, respectively. The base period (i.e., test year) for this filing is the 12 months ended September 30, 2019. The levelized amount would be $3,523,167 in each of the years ending January 31, 2022, 2023 and 2024. The levelized increases would impact customer total bills by 10.93% per year. We are requesting a levelized approach.

The filing with the NYSPSC reflects a return on equity of 10.2% and pro-forma equity ratios of 50.67%, 52.95% and 55.26% for the 12-month periods ending January 31, 2022, 2023 and 2024, respectively. The two most important reasons for the increase are: first, NYSPSC-mandated initiatives, including investment in replacing older distribution pipe, and new safety, training and cyber security requirements; and second, the Gas Company’s is proposing shorter depreciation lives for its pipeline infrastructure to reflect new decarbonization legislation. These two cost items comprise approximately 50% of the rate increase request. The balance of the request is to recover increases in health insurance, wages and other inflationary costs.

The NYSPSC has commenced a proceeding, designated Case 20-G-0101, to consider the Gas Company’s rate filing. By statute, the NYSPSC may take up to approximately 11 months to make its decision on the filing. Accordingly, the Gas Company does not anticipate that a decision on new rates will be effective before February 1, 2021. The NYSPSC may adopt rates for a multi-year period, as proposed in the filing, or it may adopt rates for a shorter period, such as a single year.

The Joint Proposal (“JP”) in Case 16-G-0369 included the levelization of the revenue requirement over a three year period. The levelization procedure allowed recovery of the rate increase granted by the Commission equally over the three rate years. The twelve months May 31, 2020 (Rate Year 3) delivery base rates if left unchanged would permit the Gas Company to recover revenue requirement allowance in excess of the amount granted by the Commission. Therefore, the JP provided that if the Gas Company did not file for new rates to become effective at the end of Rate Year 3, it would reduce rates to take effect on June 1, 2020 to eliminate the amount of over recovery created by levelization. The Gas Company has made the tariff compliance filing with NYSPSC Commission to reduce rates on June 1, 2020. The Gas Company estimates that delivery rates will be reduced by approximately $481,000 net of tax until new rate become effective on February 1, 2021 in Case 20-G-0101.

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

On January 15, 2019 Leatherstocking Gas filed a petition with the PAPUC requesting a Securities Certificate for issuance of additional debt refinance in the amount of $8,748,742. The authorization request was to refinance approx. $7 million of debt and the remaining balance was for construction expenditures. The petition was approved on February 28, 2019. The Commission authorization to issue debt granted in Securities Certificate S-2019-3007316 expired on February 28, 2020.

Critical Accounting Policies

Our significant accounting policies are described in the notes to the Consolidated Financial Statements in the Holding Company’s Form 10-K for the year ended September 30, 2019, filed on December 23, 2019. There have been no significant changes in our accounting policies during the three months ended March 31, 2020. The adoption of ASU 2016-02 “Leases” did not impact the amount or timing of the Company’s revenues and expenses.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2020, the Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. Based upon the Company’s evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2020.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Mine Safety Disclosures.

Not applicable

Item 5.	Other Information.

None

Item 6.	Exhibits.

31.1**	Certification of the Chief Executive Officer and President pursuant to 17 CFR Section 240.13a-14
31.2**	Certification of the Chief Financial Officer and Treasurer pursuant to 17 CFR Section 240.13a-14
32.1**	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to
18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
10.1**	Form of Series C Preferred Stock Purchase Agreement dated March 27, 2020 between Corning Natural Gas Holding Corporation and the Series C Preferred Stock Purchasers
10.2**	Term Note under the U.S. Small Business Administration Paycheck Protection Program issued by Corning Natural Gas Holding Corporation on April 17, 2020 to M&T Bank in the principal amount of $970,900
10.3**	Term Note under the U.S. Small Business Administration Paycheck Protection Program issued by Pike County Light & Power Company on April 22, 2020 to M&T Bank in the principal amount of $137,200
101**	The following materials from the Corning Natural Gas Holding Corporation Quarterly Report on Form
10Q for the period ended March 31, 2020, formatted in XBRL (eXtensible Business Reporting Language):
(i) the Consolidated Balance Sheets at March 31, 2020 and September 30, 2019,
(ii) the Consolidated Statements of Income and Comprehensive Income for the three months and six months ended March 31, 2020 and March 31, 2019.
(iii) the Consolidated Statements of Cash Flows for the six months ended March 31, 2020 and March 31, 2019.
(iv) related notes to the Consolidated Financial Statements

** Filed herewith *** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORNING NATURAL GAS HOLDING CORPORATION

Date: May 14, 2020 By: /s/ Michael I. German

Michael I. German, Chief Executive Officer and President

(Principal Executive Officer)

Date: May 14, 2020 By: /s/ Firouzeh Sarhangi

Firouzeh Sarhangi, Chief Financial Officer and Treasurer

(Principal Financial and Accounting Officer)

