Form 10-Q
period 2020-06-30
Corning Natural Gas Holding Corp
filed 2020-08-14
CIK 1582244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Large Accelerated Filer  ☐ Accelerated Filer  ☐  Non-accelerated Filer  ☐ Smaller Reporting Company ☑     Emerging Growth Filer ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding as of August 14, 2020
Common Stock, $.01 par value	3,069,247

1

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements
CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
	Unaudited
Assets	June 30, 2020	September 30, 2019

Plant:
Utility property, plant and equipment	$125,921,798	$121,041,738
Less: accumulated depreciation	(30,151,290)	(29,263,612)
Total plant, net	95,770,508	91,778,126

Investments:
Marketable securities at fair value	2,111,120	2,184,170
Investment in joint ventures	2,547,477	2,597,919
	4,658,597	4,782,089

Current assets:
Cash and cash equivalents	1,400,150	314,341
Customer accounts receivable, (net of allowance for
uncollectible accounts of $61,238 and $66,470, respectively)	2,470,771	2,436,221
Other accounts receivable	396,935	335,481
Related party receivables	7,406	5,818
Gas stored underground, at average cost	709,051	1,238,826
Materials and supplies inventories	3,232,078	2,747,194
Prepaid expenses	2,348,625	1,726,353
Total current assets	10,565,016	8,804,234

Regulatory and other assets:
Regulatory assets:
Unrecovered gas and electric costs	1,375,902	985,556
Deferred regulatory costs	4,596,264	4,401,299
Deferred pension	7,483,864	7,294,641
Other	547,153	562,703
Total regulatory and other assets	14,003,183	13,244,199

Total assets	$124,997,304	$118,608,648

See accompanying notes to consolidated financial statements.

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

	Unaudited
Liabilities and capitalization	June 30, 2020	September 30, 2019

Long-term debt, less current installments	$37,721,925	$37,939,785
Less: debt issuance costs	(252,750)	(276,885)
Total long-term debt	37,469,175	37,662,900

Redeemable preferred stock - Series A	5,202,360	5,186,812
(Authorized 261,500 shares. Issued and outstanding:
210,600 shares at June 30, 2020 and September 30, 2019,
less issuance costs of $62,640 and $78,188, respectively)

Redeemable preferred stock - Series C	4,498,414	—
(Authorized 180,000 shares. Issued and outstanding:
180,000 shares at June 30, 2020 and 0 shares at
September 30, 2019, less issuance costs of $1,586 and $0,
respectively)

Current liabilities:
Current portion of long-term debt	4,650,626	4,260,846
Borrowings under lines-of-credit and short-term debt	4,421,519	6,875,752
Accounts payable	2,494,467	1,826,604
Accrued expenses	388,321	422,557
Customer deposits and accrued interest	1,131,388	1,403,139
Dividends declared	528,275	502,559
Total current liabilities	13,614,596	15,291,457

Deferred credits and other liabilities:
Deferred income taxes	7,304,668	6,209,336
Regulatory liabilities	3,413,937	3,557,481
Deferred compensation	1,347,024	1,391,924
Pension costs and post-retirement benefits	10,103,404	9,683,393
Other	198,967	240,747
Total deferred credits and other liabilities	22,368,000	21,082,881

Commitments and contingencies	—	—

Temporary equity:
Redeemable convertible preferred stock - Series B
(Authorized 244,500 shares. Issued and outstanding:
244,263 shares at June 30, 2020 and September 30, 2019)	4,978,178	4,966,893

Common stockholders' equity:
Common stock ($.01 par value per share.	30,660	30,470
Authorized 4,500,000 shares. Issued and
outstanding: 3,065,949 shares at June 30, 2020
and 3,047,060 at September 30, 2019)
Additional paid-in capital	28,032,247	27,745,837
Retained earnings	8,791,883	6,634,085
Accumulated other comprehensive income	11,791	7,313
Total common stockholders' equity	36,866,581	34,417,705

Total liabilities and capitalization	$124,997,304	$118,608,648

See accompanying notes to consolidated financial statements.

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)	Three Months Ended		Nine Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Utility operating revenues:
Gas operating revenues	$5,540,296	$5,475,533	$22,321,855	$23,877,524
Electric operating revenues	1,448,456	1,467,575	4,774,273	6,252,018
Total utility operating revenues	6,988,752	6,943,108	27,096,128	30,129,542

Costs of sales:
Gas purchased	939,406	1,266,954	5,226,582	7,499,254
Electricity purchased	264,220	426,859	926,888	2,303,479
Total cost of sales	1,203,626	1,693,813	6,153,470	9,802,733

Gross margin	5,785,126	5,249,295	20,942,658	20,326,809

Cost and expense:
Operating and maintenance expense	2,913,808	2,816,156	8,709,529	8,444,362
Taxes other than income taxes	875,621	839,146	2,755,284	2,763,673
Depreciation	648,647	626,074	1,948,180	1,866,728
Other deductions, net	131,895	123,221	391,443	369,799
Total costs and expenses	4,569,971	4,404,597	13,804,436	13,444,562

Utility operating income	1,215,155	844,698	7,138,222	6,882,247

Other income and (expense):
Interest expense	(625,281)	(559,292)	(1,844,268)	(1,776,491)
Other expense	(158,770)	(173,366)	(488,023)	(449,068)
Investment income	165,130	34,454	96,404	94,352
Loss from joint ventures	(53,912)	(56,877)	(50,442)	(15,324)
Rental income	7,638	7,638	22,914	27,414

Income from utility operations, before income taxes	549,960	97,255	4,874,807	4,763,130

Income tax benefit (expense)	7,645	(58,875)	(1,158,045)	(1,326,628)

Net income	557,605	38,380	3,716,762	3,436,502
Less: Series B Preferred Stock Dividends	61,065	61,065	183,197	183,197
Net income (loss) attributable to common stockholders	$496,540	($22,685)	$3,533,565	$3,253,305

Weighted average earnings (loss) per share:
	basic	$0.16	($0.01)	$1.16	$1.07
	diluted	$0.16	($0.01)	$1.11	$1.03

Average shares outstanding - basic		3,062,789	3,038,864	3,056,806	3,032,342
Average shares outstanding - diluted		3,062,789	3,038,864	3,349,921	3,325,458

See accompanying notes to consolidated financial statements.

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)	Three Months Ended		Nine Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net income	$557,605	$38,380	$3,716,762	$3,436,502
Other comprehensive income (loss):
Net unrealized gain (loss) on debt securities available for sale
net of tax of $1,430, ($2,364), $1,553 and $820, respectively	3,769	(6,233)	4,478	2,162

Total comprehensive income	$561,374	$32,147	$3,721,240	$3,438,664

See accompanying notes to consolidated financial statements

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES
Consolidated Statement of Changes in Common Stockholders' Equity For the Three and Nine Months ended June 30, 2020 and 2019
(Unaudited)
					Accumulated
	Number of	Common	Additional Paid In	Retained	Other Comprehensive
	Shares	Stock	Capital	Earnings	Income	Total

Balances at March 31, 2020	3,059,079	$30,591	$27,943,126	$8,762,553	$8,022	$36,744,292

Issuance of common stock	6,870	69	89,121	—	—	89,190
Dividends declared on common ($0.1525 per share)	—	—	—	(467,210)	—	(467,210)
Dividends declared on Preferred B shares ($0.25 per share)	—	—	—	(61,065)	—	(61,065)
Comprehensive income (loss):
Change in unrealized gain on
debt securities available for sale, net of income taxes	—	—	—	—	3,769	3,769
Net income	—	—	—	557,605	—	557,605
Balances at June 30, 2020	3,065,949	$30,660	$28,032,247	$8,791,883	$11,791	$36,866,581

					Accumulated
	Number of	Common	Additional Paid In	Retained	Other Comprehensive
	Shares	Stock	Capital	Earnings	Income	Total

Balances at September 30, 2019	3,047,060	$30,470	$27,745,837	$6,634,085	$7,313	$34,417,705

Issuance of common stock	18,889	190	286,410	—	—	286,600
Dividends declared on common ($0.45 per share)	—	—	—	(1,375,767)	—	(1,375,767)
Dividends declared on Preferred B shares ($0.75 per share)	—	—	—	(183,197)	—	(183,197)
Comprehensive income:
Change in unrealized gain on
debt securities available for sale, net of income taxes	—	—	—	—	4,478	4,478
Net income	—	—	—	3,716,762	—	3,716,762
Balances at June 30, 2020	3,065,949	$30,660	$28,032,247	$8,791,883	$11,791	$36,866,581

					Accumulated
	Number of	Common	Additional Paid In	Retained	Other Comprehensive
	Shares	Stock	Capital	Earnings	Income (Loss)	Total

Balances at March 31, 2019	3,035,482	$30,355	$27,543,011	$7,912,222	($1,143)	$35,484,445

Issuance of common stock	5,569	55	95,811	—	—	95,866
Dividends declared on common ($0.145 per share)	—	—	—	(440,622)	—	(440,622)
Dividends declared on Preferred B shares ($0.25 per share)	—	—	—	(61,065)	—	(61,065)
Comprehensive income (loss):
Change in unrealized loss on debt securities available for sale, net of income taxes	—	—	—	—	(6,233)	(6,233)
Net income	—	—	—	38,380	—	38,380
Balances at June 30, 2019	3,041,051	$30,410	$27,638,822	$7,448,915	($7,376)	$35,110,771

					Accumulated
	Number of	Common	Additional Paid In	Retained	Other Comprehensive
	Shares	Stock	Capital	Earnings	Income (Loss)	Total

Balances at September 30, 2018	3,021,851	$30,218	$27,320,162	$5,399,751	$90,593	$32,840,724

Adoption of accounting standard (See Note 1)	—	—	—	100,131	(100,131)	—
Issuance of common stock	19,200	192	318,660	—	—	318,852
Dividends declared on common ($0.43 per share)	—	—	—	(1,304,272)	—	(1,304,272)
Dividends declared on Preferred B shares ($0.75 per share)	—	—	—	(183,197)	—	(183,197)
Comprehensive income:
Change in unrealized loss on securities available for sale, net of income taxes	—	—	—	—	2,162	2,162
Net income	—	—	—	3,436,502	—	3,436,502
Balances at June 30, 2019	3,041,051	$30,410	$27,638,822	$7,448,915	($7,376)	$35,110,771

See accompanying notes to consolidated financial statements

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months Ended
	June 30, 2020	June 30, 2019
Cash flows from operating activities:
Net income	$3,716,762	$3,436,502
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	1,948,180	1,866,728
Amortization of debt issuance cost	80,164	83,063
Non-cash pension expenses	706,071	706,071
Regulatory asset amortizations	481,084	465,921
Stock issued for services	135,589	185,429
Realized (gain) loss	(31,801)	2,378
Unrealized gain on investments	(73,996)	(76,947)
Deferred income taxes	1,158,045	1,326,628
Bad debt expense	83,000	212,000
Loss from joint ventures	50,442	15,324

Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(179,004)	460,166
Gas stored underground	529,775	830,466
Materials and supplies inventories	(484,884)	(849,093)
Prepaid expenses	(622,272)	(762,053)
Unrecovered gas and electric costs	(390,346)	558,274
Deferred regulatory costs	(705,225)	209,818
Other	15,550	15,549
Increase (decrease) in:
Accounts payable	667,863	(1,063,686)
Accrued expenses	(34,236)	88,899
Customer deposits and accrued interest	(271,751)	(283,482)
Deferred compensation	(44,900)	(26,258)
Deferred pension costs & post-retirement benefits	(475,283)	(366,483)
Other liabilities and deferred credits	(248,037)	(139,647)
Net cash provided by operating activities	6,010,790	6,895,567

Cash flows from investing activities:
Sale of securities, net of purchases	183,325	102,433
Amount (paid to) received from related parties	(1,588)	10,911
Capital expenditures	(5,940,562)	(4,447,201)
Net cash used in investing activities	(5,758,825)	(4,333,857)

Cash flows from financing activities:
Net repayments on lines-of-credit and short-term debt	(2,454,233)	(68,061)
Cash received from sale of Series C preferred stock, net
of issuance costs	4,498,394	—
Dividends paid	(1,382,237)	(1,336,164)
Debt issuance costs paid	—	(32,128)
Proceeds under long-term debt	3,436,711	1,669,120
Repayment of long-term debt	(3,264,791)	(2,787,996)
Net cash provided by (used in) financing activities	833,844	(2,555,229)
Net increase in cash and cash equivalents	1,085,809	6,481

Cash and cash equivalents at beginning of period	314,341	219,962

Cash and cash equivalents at end of period	$1,400,150	$226,443

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,764,103	$1,686,621
Income taxes	$—	$—
Non-cash financing activities:
Dividends paid with shares	$151,011	$133,423
Number of shares issued for dividends	8,989	7,300

See accompanying notes to consolidated financial statements

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 – Basis of Presentation

Corning Natural Gas Holding Corporation (“Holding Company”) was incorporated in New York in July 2013 to serve as a holding company for Corning Natural Gas Corporation (the “Gas Company” or “Corning Gas”) and its dormant subsidiary Corning Natural Gas Appliance Corporation (“Appliance Company”). Pike County Light & Power Company (“Pike”) and Leatherstocking Gas Company, LLC (“Leatherstocking Gas”), and Leatherstocking Pipeline Company, LLC (“Leatherstocking Pipeline”). The Holding Company also owns 50% of Leatherstocking Gas of New York. As used in this document, the term “the Company” refers to the consolidated operations of the Holding Company, Gas Company and Pike. See Note 12 – Subsequent Events for details on the Company’s purchase of its previously unowned interests in Leatherstocking’s Pennsylvania assets.

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

The market for natural gas in the Gas Company’s traditional service territories is relatively saturated with limited growth potential. However, growth opportunities do exist in extending our mains to areas adjacent or reasonably close to areas we currently serve. In addition, the Gas Company continues to see expansion opportunities in the commercial and industrial markets. We completed a pipeline to Marcellus Shale gas in Pennsylvania in 2009 and are transporting that gas throughout our pipeline infrastructure. The Holding Company also owns Leatherstocking Gas and Leatherstocking Pipeline that provide gas to sections of northeast Pennsylvania. Leatherstocking Gas is expanding gas service to communities that currently have no gas service. Our electric and gas service territory in Pike County, Pennsylvania has seen economic growth.

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

On October 1, 2018 we adopted ASU 2016-01 “Financial Instruments—Recognition and Measurement of Financial Assets and Financial Liabilities” resulting in a reclassification of net after-tax unrealized gains on equity securities of $100,131 as of October 1, 2018 from accumulated other comprehensive income (loss) to retained earnings. We continue to carry our investments in equity securities at fair value and there is no change to the asset values or total stockholders’ equity that we would have otherwise recorded. Beginning in fiscal 2019, we are including unrealized gains and losses arising from the changes in the fair values of our equity securities as a component of investment income in the Consolidated Statements of Income.

New Accounting Pronouncements Not Yet Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13 “Financial Instruments – Credit Losses” (Topic 326), which provides a model, known as the current expected credit loss model, to estimate the expected lifetime credit loss on financial assets, including trade and other receivables, rather than incurred losses over the remaining life of most financial assets measured at amortized cost. The guidance also requires use of an allowance to record estimated credit losses on available-for-sale debt securities. The new standard is effective for annual and interim periods beginning after December 15, 2019. The Company is currently evaluating the impact of the guidance on our consolidated financial statements and related disclosures.

COVID-19

In light of the current COVID-19 crisis, government mandates have resulted in the shut-down of a significant number of businesses in the Company’s service territories and many individuals are currently unemployed. The economic slow down is having a negative effect on sales and margins. In addition, the financial strains on businesses and individuals could have an impact on their ability to pay their bills, which could lead to a significant increase in uncollectible expense for customer receivables. This bad debt issue will be compounded by regulatory restrictions on shutting off non-paying customers and an inability to charge late payment fees. While the combination of the current low cost of natural gas service and the steps taken by the federal government to alleviate the financial burden on companies and individuals should act as an offset to the overall economic situation, the Company is anticipating that there will be some level of increase in uncollectible expense depending on the extent and duration of the pandemic crisis. Bad debt expense attributable to the COVID-19 crisis has not had a material impact on the Company through the quarter ended June 30, 2020. For the quarter ended June 30, 2020 operation and maintenance expenses have increased by $93,000 and capital expenditures have increased by $35,000 due the COVID-19 pandemic. The increase in O&M results from purchase of incremental sanitation supplies and payroll charged to expense during the “stay at home” period mandated by New York and Pennsylvania. The capital expenditures are primarily computer purchases to enable employees to work from home.

Note 2 – Revenue From Contracts With Customers

The following tables present, for the three and nine months ended June 30, 2020 and 2019, revenue from contracts with customers as defined in ASC 606 (Revenue From Contracts With Customers), as well as additional revenue from sources other than contracts with customers, disaggregated by major source.

	For the three months ended June 30, 2020

	Revenues from contracts with customers	Other revenues (a)	Total utility operating revenues
Corning Gas:
Residential gas	$3,533,175	($189,420)	$3,343,755
Commercial gas	369,957	—	369,957
Transportation	937,403	102,086	1,039,489
Street lights gas	94	—	94
Wholesale	339,688	—	339,688
Local production	170,495	—	170,495
Total Corning Gas	$5,350,812	($87,334)	$5,263,478

Pike:
Residential gas	$219,939	($351)	$219,588
Commercial gas	57,230	—	57,230
Total Pike retail gas	277,169	(351)	276,818

Residential electric	746,204	(8,335)	737,869
Commercial electric	680,267	—	680,267
Electric – street lights	30,320	—	30,320
Total Pike retail electric	1,456,791	(8,335)	1,448,456

Total Pike	$1,733,960	($8,686)	$1,725,274

Total consolidated utility operating revenue	$7,084,772	($96,020)	$6,988,752

(a) Other revenues include revenue from alternative revenue programs, such as revenue decoupling mechanisms under New York gas rate plans and weather normalization clauses. This also reflects reductions in revenues resulting from the deferral as regulatory liabilities of the net benefits of the federal Tax Cuts and Jobs Act of 2017. See “Regulatory Matters” in Note 10.

	For the nine months ended June 30, 2020

	Revenues from contracts with customers	Other revenues (a)	Total utility operating revenues
Corning Gas:
Residential gas	$13,280,227	($5,502)	$13,274,725
Commercial gas	1,922,877	—	1,922,877
Transportation	3,679,551	92,661	3,772,212
Street lights gas	301	—	301
Wholesale	1,506,837	—	1,506,837
Local production	533,743	—	533,743
Total Corning Gas	$20,923,536	$87,159	$21,010,695

Pike:
Residential gas	$1,047,829	$1,290	$1,049,119
Commercial gas	262,041	—	262,041
Total Pike retail gas	1,309,870	1,290	1,311,160

Residential electric	2,364,886	88,940	2,453,826
Commercial electric	2,228,534	—	2,228,534
Electric – street lights	91,913	—	91,913
Total Pike retail electric	4,685,333	88,940	4,774,273

Total Pike	$5,995,203	$90,230	$6,085,433

Total consolidated utility operating revenue	$26,918,739	$177,389	$27,096,128

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

In addition to weather normalization, the Gas Company has implemented a revenue decoupling mechanism (RDM). The RDM reconciles actual delivery service revenues to allowed residential delivery service revenues (which are based on the annual customer revenue forecasts in the last rate case) for residential customers. The Gas Company will refund or surcharge customers for differences between actual and allowed revenues. The shortfall or excess after the annual reconciliation will be surcharged or refunded to customers over a twelve-month period starting on September 1 each year. Pike does not have a revenue decoupling mechanism as part of its rate structure.

Revenues are recorded as energy is delivered, generated, or services are provided and billed to customers. Amounts billed are recorded in customer accounts receivable, with payment generally due the following month.

Note 3 - Pension and Other Post-Retirement Benefit Plans

Components of Net Periodic Benefit Cost:

Pension Benefits
	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Service Cost	$186,111	$116,453	$558,333	$349,360
Interest Cost	246,324	258,774	738,972	776,323
Expected return on plan assets	(325,249)	(319,966)	(975,748)	(959,898)
Amortization of net gain	224,321	212,665	672,965	637,996
Net periodic benefit cost	$331,507	$267,926	$994,522	$803,781

Other Benefits
	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Service Cost	$4,633	$4,123	$13,900	$12,369
Interest Cost	9,255	11,939	27,766	35,817
Amortization of prior service cost	3,494	888	10,484	2,664
Amortization of net (gain) loss	654	(1,677)	1,963	(5,032)
Net periodic benefit cost	$18,036	$15,273	$54,113	$45,818

For ratemaking and financial statement purposes, pension expense represents the amount approved by the NYPSC in the Gas Company’s most recently approved rate case. Pension expense for ratemaking and financial statement purposes was $218,683 for the three months ended June 30, 2020 and $221,152 for the three months ended June 30, 2019. Pension expense for ratemaking and financial statement purposes was $656,049 for the nine months ended June 30, 2020 and $663,457 for the nine months ended June 30, 2019. Total pension costs are recorded in accordance with accounting prescribed by the NYPSC in 1993. The cumulative net difference between the pension expense for ratemaking and financial statement purposes, since 1993, has been deferred as a regulatory asset and amounted to $1,225,004 and $792,492 at June 30, 2020 and June 30, 2019, respectively.

The NYPSC has allowed the Gas Company to recover incremental costs associated with other post-retirement benefits through rates on a current basis. Other post-retirement benefit expense (benefit) (OPEB) for ratemaking and financial statement purposes was $14,680 for the three months ended June 30, 2020 and $16,408 for the three months ended June 30, 2019. OPEB for ratemaking and financial statement purposes was $44,040 for the nine months ended June 30, 2020 and $42,614 for the nine months ended June 30, 2019. The difference between OPEB for ratemaking and financial statement purposes, and the amount computed above has been deferred as a regulatory asset.

Contributions

The Gas Company expects to contribute $952,404 to its Pension Plan during the year ending September 30, 2020. A total of $663,750 was paid to the Pension Plan during the nine months ending June 30, 2020 and $577,045 was paid to the Pension Plan during the nine months ended June 30, 2019.

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

We are in compliance with our financial covenant calculations as of June 30, 2020.

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

The Holding Company has determined the fair value of certain assets through application of FASB ASC 820 “Fair Value Measurements and Disclosures”.

Fair value of assets and liabilities measured on a recurring basis at June 30, 2020 and September 30, 2019 are as follows:

Fair Value Measurements at Reporting Date

	Fair Value	Quoted Prices In Active Markets for Identical Assets/Liabilities (Level 1)	Level 2	Level 3
June 30, 2020
Available-for-sale securities	$2,111,120	$2,111,120	$—	$—
September 30, 2019
Available-for-sale securities	$2,184,170	$2,184,170	$—	$—

A summary of the marketable securities at June 30, 2020 and September 30, 2019 is as follows:

	Cost Basis	Unrealized Gain	Unrealized Loss	Market Value
June 30, 2020
Cash and equivalents	$60,922	$—	$—	$60,922
Metlife stock value	29,303	—	—	29,303
Government and agency bonds	144,039	9,278	—	153,317
Corporate bonds	158,249	4,708	—	162,957
Mutual funds	42,667	1,980	—	44,647
Holding Company Preferred A Stock	572,875	56,142	—	629,017
Equity securities	837,537	193,420	—	1,030,957
Total securities	$1,845,592	$265,528	$—	$2,111,120

September 30, 2019
Cash and equivalents	64,457	$—	$—	$64,457
Metlife stock value	39,810	—	—	39,810
Government and agency bonds	229,850	8,024	—	237,874
Corporate bonds	190,113	2,477	—	192,590
Mutual funds	22,359	486	—	22,845
Holding Company Preferred A Stock	572,875	41,247	—	614,122
Equity securities	866,600	145,872	—	1,012,472
Total securities	$1,986,064	$198,106	$—	$2,184,170

Realized gains (losses) included in earnings for the periods reported in investment income are as follows:

Investment Income
	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Net realized gains and (losses) recognized during the period on investments	$13,208	$7,042	($9,344)	($2,378)

Unrealized gains on equity securities included in investment income for the three and nine months ended June 30, 2020 were $160,051 and $73,996, respectively. Unrealized gains on equity securities included in investment income for the three and nine months ended June 30, 2019 were $18,014 and $76,947, respectively.

Financial assets and liabilities valued using level 1 inputs are based on unadjusted quoted market prices as of the close of business on the days noted within active markets.

Note 6 – Stockholders’ Equity

For the three months ended June 30, 2020, there were a total of 6,870 shares of common stock issued for $89,190. For the three months ended June 30, 2019, there were a total of 5,569 shares of common stock issued for $95,866. For the nine months ended June 30, 2020 there were a total of 18,889 shares of common stock issued for $286,600. For the nine months ended June 30, 2019 there were a total of 19,200 shares of common stock issued for $318,852. The amounts issued were for the following:

	Three months ended June 30, 2020		Nine months ended June 30, 2020
	Shares	Amount	Shares	Amount
Dividend reinvestment program (DRIP)	3,570	$50,244	8,989	$151,011
Directors	3,150	36,619	9,450	127,469
Leatherstocking Gas Company	150	2,327	450	8,120
Officers	—	—	—	—
Total	6,870	$89,190	18,889	$286,600

	Three months ended June 30, 2019		Nine months ended June 30, 2019
	Shares	Amount	Shares	Amount
Dividend reinvestment program (DRIP)	2,269	$45,992	7,300	$133,423
Directors	3,150	46,589	9,450	138,651
Leatherstocking Gas Company	150	3,285	450	8,778
Officers	—	—	2,000	38,000
Total	5,569	$95,866	19,200	$318,852

Shares issued to Leatherstocking Gas were used to compensate its independent director, Carl Hayden.

For the three months ended September 30, 2019, dividends were paid on October 15, 2019 to stockholders of record on September 30, 2019 in the amount of $441,494, less DRIP shares valued at $53,503. For the three months ended December 31, 2019, dividends were paid on January 14, 2020 in the amount of $442,396 less DRIP shares valued at $47,264. For the three months ended March 31, 2020, dividends were paid on April 14, 2020 in the amount of $466,161 less DRIP shares valued at $50,244. For the quarter ended June 30, 2020, $467,210 was accrued for dividends paid on July 15, 2020 to stockholders of record on June 30, 2020.

Series A Cumulative Preferred Stock accrues cumulative dividends at a rate of 6.0% of the liquidation preference per share ($25.00) and are expected to be paid on or about the 14th day of April, July, October and January of each year and began October 14, 2016. For the three months ended September 30, 2019, dividends were paid on October 15, 2019 in the amount of $78,975. For the three months ended December 31, 2019, $78,975 was paid on January 15, 2020. For the three months ended March 31, 2020, $78,975 was paid on April 14, 2020. For the three months ended June 30, 2020, $78,975 was paid on July 15, 2020. Dividends on the Series A Cumulative Preferred Stock are reported as interest expense.

Series B Convertible Preferred Stock accrues cumulative dividends at a rate of 4.8% of the liquidation preference per share ($20.75) and are expected to be paid on or about the 14th day of April, July, October and January of each year and began October 14, 2016. At September 30, 2019 there was $61,065 accrued for Series B dividends paid on October 15, 2019. For the three months ended December 31, 2019, $61,066 was accrued for dividends paid on January 15, 2020. For the three months ended March 31, 2020, $61,066 was accrued for dividends paid on April 14, 2020. For the three months ended June 30, 2020, $61,065 was accrued for dividends paid on July 15, 2020. See Note 9 for additional information on the preferred stock, including its mandatory redemption provisions.

Series C Cumulative Preferred Stock accrues cumulative dividends at a rate of 6.0% of the liquidation preference per share ($25.00) and are expected to be paid on or about the 14th day of April, July, October and January of each year and began July 15, 2020. For the three months ended June 30, 2020, $74,250 was paid on July 15, 2020. Dividends on the Series C Cumulative Preferred Stock are reported as interest expense.

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

293,116 shares of common stock issuable upon conversion of Series B Convertible Preferred Stock were excluded from the calculation of diluted earnings per share for the three months ended June 30, 2020 and 2019 because their inclusion would have been anti-dilutive.

Note 7 – Investment in Joint Ventures

The Holding Company has an interest in Leatherstocking Gas and Leatherstocking Pipeline (the Joint Ventures), each of which is a joint venture with Mirabito Regulated Industries, LLC, accounted for by the equity method.

The following table represents the Holding Company’s investment activity in the Joint Ventures for the nine months ended June 30, 2020 and 2019:

	2020	2019
Beginning balance in investment in joint ventures	$2,597,919	$2,740,575
Loss from joint ventures	(50,442)	(15,324)
Ending balance in joint ventures	$2,547,477	$2,725,251

As of and for the nine months ended June 30, 2020 and 2019, the Joint Ventures financial summary is as follows:

	2020	2019
Total assets	$12,066,000	$13,000,000
Total liabilities	$6,971,000	$7,600,000
Net loss	$101,000	$31,000

On July 1, 2020 the Company completed the purchase of the interest in the 50% of Leatherstocking’s Pennsylvania assets the Company did not previously own, resulting the in Company owning 100% of Leatherstocking’s Pennsylvania assets. A new joint venture with Mirabito Regulated Industries, LLC owns Leatherstocking’s New York assets. The Company and Mirabito Regulated Industries, LLC each own 50% of this new joint venture. See Note 12 – Subsequent Events.

Note 8 – Income Taxes

Income tax (benefit) expense for the periods ended June 30 are as follows:
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Current	$—	$—	$—	$—
Deferred	(7,645)	58,875	1,158,045	1,326,628
Total	($7,645)	$58,875	$1,158,045	$1,326,628

Actual income tax (benefit) expense differs from the expected tax expense (computed by applying the federal corporate tax rate of 21% before income tax expense) as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Expected federal tax expense	$115,491	$20,423	$1,023,709	$1,000,257
State tax expense (net of federal)	26,528	2,480	253,415	263,120
Federal income sur credit amortization	11,761	11,761	46,016	46,046
AMT credit refund	(272,079)	—	(272,079)	—
Tax accrual true up	88,027	—	88,027	(11,405)
Other, net	22,627	24,211	18,957	28,610
Actual tax (benefit) expense	($7,645)	$58,875	$1,158,045	$1,326,628

On December 22, 2017, the Federal Tax Cuts and Jobs Act (“Tax Act”) was signed into law. The Tax Act makes significant changes to the federal tax structure, which will impact the tax liabilities of utility companies. On August 9, 2018 the NYSPSC issued an order in Case 17-M-0815 that required the Company to return to customers the difference between the federal income tax allowance in base rates and the new statutory rate of 21%. The refund to customers began on October 1, 2018. Impacted customers experienced a decrease of 5.20% on their overall bill in the year starting October 1, 2018 and experienced a decrease of 7.83% in the year starting October 1, 2019. The amounts returned to customers were $1,317,719 during the year ended September 30, 2019 and will be $2,112,540 during the year ending September 30, 2020. These refunds will not impact the Company’s earnings. The impact of the change in the Tax Act on deferred regulatory balances will be deferred until the Company’s next base rate case. The Company has recorded those amounts as Regulatory Liabilities on the accompanying consolidated balance sheets.

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

In June of 2020, the Company filed its 2019 Consolidated Federal Income Tax return, and it utilized $272,079 of alternative minimum tax (AMT) credits. The Company recorded as an expense the AMT in the years it was paid. Accordingly, the Company recorded its anticipated tax refund as income in the quarter.

Note 9 – Preferred Stock

Effective March 27, 2020, the Holding Company issued 180,000 shares of newly authorized 6% Series C Cumulative Preferred Stock at $25.00 per share, for gross proceeds of $4,500,000. Series C Cumulative Preferred Stock accrues cumulative dividends at a rate of 6.0% of the liquidation preference per share ($25.00) and are expected to be paid on or about the 14th day of April, July, October and January of each year starting July 14, 2020. The dates of record for the dividends, if any, will be March 31, June 30, September 30 and December 31, immediately preceding the relevant dividend payment date. On September 30, 2026, outstanding shares of Series C Cumulative Preferred Stock will mature and be redeemed solely in cash at a redemption price equal to the liquidation preference per share plus an amount equal to all accrued but unpaid dividends subject to our having funds legally available for redemption under New York law. In the event of a fundamental change as defined on the Certificate of Amendment to the Certificate of Incorporation, holders of Series C Cumulative Preferred Stock have the right to redeem their shares at a redemption price equal to the liquidation preference per share plus an amount equal to all accrued but unpaid dividends prior to the effective date of the fundamental change subject to our having funds legally available for such redemption under New York law. A fundamental change is generally defined as a change of control of the Holding Company. The holders of Series C Cumulative Preferred Stock will have no voting rights except as specifically required by New York laws or by the Charter, as amended by the Certificate of Amendment, which allows voting rights under specific circumstances. The proceeds of this issuance will be used to buy Leatherstocking’s Pennsylvania assets not owned by the Company and finance capital improvement projects at Pike and Corning.

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

In accordance with ASC 480 (Distinguishing Liabilities from Equity), because of the mandatory redemption feature, Series C Cumulative Preferred Stock is treated as debt. The issuance costs are treated as debt issuance costs and will be amortized over the life of the instrument. The debt issuance costs reduce the carrying value of the liability. The amortization of the Series C Preferred Stock debt issuance costs was $20 for the three and nine month periods ended June 30, 2020. The amortization of the Series C Preferred Stock debt issuance costs was $0 for the three and nine month periods ended June 30, 2019. Dividends are recorded as interest expense. The dividends for the three and nine month periods ended June 30, 2020 were $74,250. The dividends for the three and nine month periods ended June 30, 2019 were $0.

Series A Preferred Stock accrues cumulative dividends at a rate of 6.0% of the liquidation preference per share ($25.00) and are expected to be paid on or about the 14th day of April, July, October and January of each year. The dates of record for the dividends, are March 31, June 30, September 30 and December 31, immediately preceding the relevant dividend payment date. On September 30, 2023, outstanding shares of Series A Preferred Stock will mature and be redeemed solely in cash at a redemption price equal to the liquidation preference per share plus an amount equal to all accrued but unpaid dividends subject to our having funds legally available for redemption under New York law. The dividends for each of the three month periods ended June 30, 2020 and 2019 were $78,975. The dividends for each of the nine month periods ended June 30, 2020 and 2019 were $236,925. Dividends on Series A Preferred Stock are recorded as interest expense.

In accordance with ASC 480, because of the mandatory redemption feature Series A Preferred Stock is treated as debt. The issuance costs are treated as debt issuance costs and will be amortized over the life of the instrument. The debt issuance costs reduce the carrying value of the liability. The amortization of the Series A Preferred Stock debt issuance costs was $5,183 for each of the three month periods ended June 30, 2020 and 2019. The amortization of the Series A Preferred Stock debt issuance costs was $15,548 for each of the nine month periods ended June 30, 2020 and 2019.

On July 1, 2020, 50,000 shares of the Company’s Series A Preferred Stock were issued as part of the consideration for the purchase of the interest in the 50% of Leatherstocking’s Pennsylvania assets the Company did not previously own. See Note 12 – Subsequent Events.

Series B Preferred Stock accrues cumulative dividends at a rate of 4.8% of the liquidation preference per share ($20.75) and are expected to be paid on or about the 14th day of April, July, October and January of each year. The dates of record for the dividends, if any, will be March 31, June 30, September 30 and December 31, immediately preceding the relevant dividend payment date.

Although by its terms the Series B Preferred Stock is mandatorily redeemable on September 30, 2026, in accordance with ASC 480 it is not considered mandatorily redeemable for accounting purposes as a result of the conversion feature presenting a contingency related to the redemption dates. Accordingly, this is not considered a liability. However, as a result of the decision related to conversion and not reaching redemption resting with the holder, this instrument has been classified as temporary equity in accordance with ASC 480. Upon conversion, the instrument would be reclassified as permanent equity. Dividends were $183,197 for each of the three month periods ended June 30, 2020 and 2019. Dividends were $61,065 for each of the three month periods ended June 30, 2020 and 2019. The issuance costs of approximately $120,000 reduced the initial proceeds and will be accreted until redemption or conversion. During each of the three month periods ended June 30, 2020 and 2019 there was accretion of $3,762. During each of the nine month periods ended June 30, 2020 and 2019 there was accretion of $11,285.

Note 10 – Regulatory Matters

On February 27, 2020, Corning Natural Gas Corporation (the “Gas Company”), a regulated utility subsidiary of Corning Natural Gas Holding Corporation (the “Holding Company”), filed with the NYSPSC for increases in revenues of $6,255,926, $845,142, and $680,913 for the years ending January 31, 2022, 2023 and 2024, respectively (Case 20-G-0101). These standalone rate year increases would impact customer total bills by 23.4%, 2.56% and 2.01%, respectively. The base period (i.e., test year) for this filing is the 12 months ended September 30, 2019. The levelized amount would be $3,523,167 in each of the years ending January 31, 2022, 2023 and 2024. The levelized increases would impact customer total bills by 10.93% per year. We are requesting a levelized approach.

The filing with the NYSPSC reflects a return on equity of 10.20% and pro-forma equity ratios of 50.67%, 52.95% and 55.26% for the 12-month periods ending January 31, 2022, 2023 and 2024, respectively. The two most important reasons for the increase are: first, NYSPSC-mandated initiatives, including investment in replacing older distribution pipe, and new safety, training and cyber security requirements; and second, the Gas Company is proposing shorter depreciation lives for its pipeline infrastructure to reflect new decarbonization legislation. These two cost items comprise approximately 50% of the rate increase request. The balance of the request is to recover increases in health insurance, wages and other inflationary costs.

On June 26, 2020 the Department of Public Service Staff (“Staff”) filed its direct testimony in the rate case. The Staff recommended a one year revenue requirement of $517,063 compared to the Company’s request of $6,223,603. The primary difference between the Staff and Company revenue requirements is the Staff’s equity return recommendation of 8.45% compared to 10.20%, disallowance of the Company’s request for shorter depreciation lives, differences in health insurance escalators, extension of the recovery period of regulatory costs from 3 years to 5 years and disallowance of leak repair amortization. The Company does not agree with the Staff’s proposals. The Company expects to enter into settlement negotiations with the Staff in the fourth quarter of fiscal 2020.

By statute, the NYSPSC may take up to 11 months to rule on the filing. Accordingly, the Gas Company does not anticipate that new rates will be effective before February 1, 2021. The NYSPSC may adopt rates for a multi-year period, as proposed in the filing, or for a shorter period, such as a single year.

The Joint Proposal (“JP”) in Case 16-G-0369 included the normalization of the revenue requirement over a three year period. The normalization procedure allowed recovery of the rate increase granted by the Commission equally over the three rate years. The twelve months ended May 31, 2020 (Rate Year 3) delivery base rates if left unchanged would permit the Company to recover revenues in excess of the amount granted by the Commission. Accordingly, the JP provided that if the Company did not file for new rates to become effective at the end of Rate Year 3, it would reduce rates to take effect on June 1, 2020 to eliminate the amount of over-recovery created by normalization. The Company has made the tariff compliance filing with the NYSPSC Commission to reduce rates on June 1, 2020. The Company estimates that delivery rates will be reduced by approximately $481,000 net of tax until new rate become effective on February 1, 2021.

Total Regulatory Assets on the accompanying Consolidated Balance Sheets at June 30, 2020 amount to $13,456,030 compared to $12,681,496 at September 30, 2019. The Regulatory Assets include $1,471,957 at June 30, 2020 and $1,544,347 at September 30, 2019 that is subject to Deferred Accounting Petitions with the NYPSC and PAPUC. The PAPUC commission approved the storm cost petition in docket number P-2018-3001395 on June 14, 2018. The Company was permitted to defer the cost for storm Riley for subsequent recovery in the Pike’s next base rate case. The remaining items in regulatory assets are either approved in rates, part of annual reconciliations approved by the NYSPSC and PAPUC, or approved through various commission directives.

The Gas Company, in accordance with the rate order in Case 16-G-0369, was required to make capital expenditures to reach a net plant target of $50,427,717, $53,930,803 and $56,959,911 at May 31, 2018, 2019 and 2020 respectively. The annual net plant target is developed by taking the forecast Rate Year average of the monthly averages of: (1) plant in service, (2) construction work in process, (3) deferred taxes associated with tax depreciation, accelerated recovery of plant and contributions in aid of construction (“CIAC”), and (4) depreciation reserve including accelerated recovery of plant. If the actual net plant in service falls short of the target net plant in service for a particular Rate Year, Corning Gas will defer carrying costs for customers’ benefit equal to the shortfall multiplied by the authorized pre-tax rate of return, as well as depreciation expense associated with the shortfall. If the actual net plant in service exceeds the target net plant in service for a particular Rate Year, no adjustment (i.e., no surcharge to customers) will be made. The determination of any shortfall or excess will be made on a cumulative basis at the end of the three year period. For the period ended May 31, 2018, the Company exceeded the target by $318,396. For the period ended May 31, 2019, the Company exceeded the target by $269,090. The Company, at this time, believes that it will meet the 2020 target.

Pike’s current rates for electric and gas services have been in effect since 2014. The Company expects to file new Pike rate cases for both electric and gas services by the end of fiscal 2020.

Note 11 – Segment Reporting

The Company’s reportable segments have been determined based upon the nature of the products and services offered, customer base, availability of discrete internal financial information, homogeneity of products, delivery channel and other factors.

The Gas Company is a gas distribution company providing gas on a commodity and transportation basis to its customers in the Southern Tier of New York State. Pike provides electricity and natural gas services to Pike County, Pennsylvania. Leatherstocking Gas provides gas utility service in northeastern Pennsylvania. See Note 12 – Subsequent Events for details on the Company’s purchase of its previously unowned interests in Leatherstocking’s Pennsylvania assets.

The following table reflects the results of the segments consistent with the Holding Company’s internal financial reporting process. The following results are used in part, by management, both in evaluating the performance of, and in allocating resources to, each of the segments for the three months and nine months ended June 30, 2020 and 2019.

As of and for the three months ended June 30, 2020

	Gas Company	Pike	Holding Company	Total Consolidated
Total electric utility revenue	$0	$1,448,456	$0	$1,448,456
Total gas utility revenue	$5,263,478	$276,818	$0	$5,540,296
Investment income	$173,752	$0	($8,622)	$165,130
Equity earnings from joint ventures	$0	$0	($53,912)	($53,912)
Net income (loss)	$542,944	($50,740)	$65,401	$557,605
Income tax expense (benefit)	$293,408	($13,023)	($288,030)	($7,645)
Interest expense	$326,616	$162,552	$136,113	$625,281
Depreciation expense	$466,658	$181,074	$915	$648,647
Amortization expense	$68,190	$97,431	$11,965	$177,586
Total assets	$92,719,009	$28,938,796	$3,339,499	$124,997,304
Capital expenditures	$1,231,859	$551,212	$0	$1,783,071

As of and for the three months ended June 30, 2019

	Gas Company	Pike	Holding Company	Total Consolidated
Total electric utility revenue	$0	$1,467,575	$0	$1,467,575
Total gas utility revenue	$5,213,043	$262,490	$0	$5,475,533
Investment income	$34,454	$0	$0	$34,454
Equity earnings from joint ventures	$0	$0	($56,877)	($56,877)
Net income (loss)	$254,705	($96,466)	($119,859)	$38,380
Income tax expense (benefit)	$67,402	$2,844	($11,371)	$58,875
Interest expense	$323,052	$157,264	$78,976	$559,292
Depreciation expense	$460,400	$164,759	$915	$626,074
Amortization expense	$125,864	$111,457	$16,174	$253,495
Total assets	$83,042,452	$26,851,360	$3,216,038	$113,109,850
Capital expenditures	$879,754	$580,981	$0	$1,460,735

As of and for the nine months ended June 30, 2020

	Gas Company	Pike	Holding Company	Total Consolidated
Total electric utility revenue	$0	$4,774,273	$0	$4,774,273
Total gas utility revenue	$21,010,695	$1,311,160	$0	$22,321,855
Investment income	$96,290	$0	$114	$96,404
Loss from joint ventures	$0	$0	($50,442)	($50,442)
Net income (loss)	$3,725,463	$65,949	($74,650)	$3,716,762
Income tax expense	$1,387,459	$49,220	($278,634)	$1,158,045
Interest expense	$1,018,235	$508,082	$317,951	$1,844,268
Depreciation expense	$1,402,213	$543,222	$2,745	$1,948,180
Amortization expense	$221,629	$303,767	$35,853	$561,249
Total assets	$92,719,009	$28,938,796	$3,339,499	$124,997,304
Capital expenditures	$4,329,908	$1,610,654	$0	$5,940,562

As of and for the nine months ended June 30, 2019

	Gas Company	Pike	Holding Company	Total Consolidated
Total electric utility revenue	$0	$6,252,018	$0	$6,252,018
Total gas utility revenue	$22,324,015	$1,553,509	$0	$23,877,524
Investment income	$94,352	$0	$0	$94,352
Loss from joint ventures	$0	$0	($15,324)	($15,324)
Net income (loss)	$3,196,579	$491,894	($251,971)	$3,436,502
Income tax expense (benefit)	$1,124,665	$198,083	$3,880	$1,326,628
Interest expense	$1,048,523	$476,377	$251,591	$1,776,491
Depreciation expense	$1,369,717	$494,266	$2,745	$1,866,728
Amortization expense	$230,322	$282,830	$34,986	$548,138
Total assets	$83,042,452	$26,851,360	$3,216,038	$113,109,850
Capital expenditures	$2,939,110	$1,508,091	$0	$4,447,201

Note 12 – Subsequent Events

On July 1, 2020, the Company completed the acquisition of its partner’s 50% interests in Leatherstocking Gas Company, LLC, and Leatherstocking Pipeline Company, LLC (“The Leatherstocking Companies”). The purchase price of $6.69 million was paid in preferred stock of the Holding Company ($1.250 million), cash ($1.950 million), and assumption of debt and other liabilities ($3.49 million). The acquisition will result in the recording of goodwill in the amount of $0.918 million. Immediately before the acquisition, on July 1, 2020, Leatherstocking Gas Company, LLC distributed to its members franchises, engineering and gas pipeline assets located in New York having a book value of $0.532 million. These assets were then contributed to the equity of Leatherstocking Gas Company of New York, Inc. The Company owns 50% of the common shares of the newly formed Leatherstocking Gas Company of New York, Inc. and will account for this investment using the equity method of accounting.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This report contains statements which, to the extent they are not recitations of historical facts, constitute "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 (Reform Act). The words "estimate", "project", "anticipate", "expect", "intend", "believe", "could" and similar expressions are intended to identify forward-looking statements. All such forward-looking statements are intended to be subject to the safe harbor protection provided by the Reform Act. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be achieved. As forward-looking statements, these statements involve risks, uncertainties and other factors that could cause actual results to differ materially from the expected results. Accordingly, actual results may differ materially from those expressed in any forward-looking statements. Factors that could cause results to differ materially from our management's expectations include, but are not limited to, those listed under Item 1A - "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended September 30, 2019, in addition to:

*	the effect of any interruption in our supply of natural gas or electricity or a substantial increase in the price of natural gas or electricity,
*	our ability to successfully negotiate new supply agreements for natural gas and electricity as they expire, on terms favorable to us, or at all,
*	the effect on our operations of any action by the NYPSC, with respect to Corning Gas or PAPUC, with respect to Pike and our joint venture interest in Leatherstocking Gas,
*	the effect of any litigation,
*	the effect on our operations of unexpected changes in legal or regulatory requirements, including environmental and energy consumption regulations and laws,
*	the amount of natural gas produced and directed through our pipeline by producers,
*	our ability to obtain additional equity or debt financing to fund our capital expenditure plans and for general corporate purposes,
*	our successful completion of various capital projects and the use of pipelines, compressor stations and storage by customers and counterparties at levels consistent with our expectations,
*	The effect of weather on our utility infrastructure,
*	our ability to retain the services of our senior executives and other key employees,
*	our vulnerability to adverse economic and industry conditions generally and particularly the effect of those conditions on our major customers, including as a result of the impact of the COVID-19 pandemic,
*	the effect of any leaks in our transportation and delivery pipelines,
*	competition to our gas transportation business from other pipelines,
*	the effects of state and federal climate legislation and regulations (existing and prospective) on our gas and electric businesses, and
*	the impact of possible cyber or malware attacks on company operations

Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update any forward-looking statement in light of new information or future events.

Overview

The States of New York and Pennsylvania, in response to COVID-19 pandemic, have imposed restrictions on social activities, closed schools and placed operating restrictions on commercial operations in our franchise areas beginning in March of 2020. Many businesses remain closed or have limited services or product offerings. As a result, numerous residential customers are unemployed. The timing of a return to pre-pandemic conditions remains uncertain.

The Company has already experienced loss of gas and electric load and believes that it will experience lower revenues primarily from the commercial customers on a go forward basis. In addition, with higher levels of unemployment, cash receipts will likely decrease and arrears and uncollectible accounts increase. The Company has enacted plans to ensure safe and reliable operation of the gas and electric system, safe work environment for its employees and to maintain a high level of customer service. It has taken steps to delay capital expenditures and operating expenses and has petitioned the NYSPSC for waivers from some mandated regulatory goals as appropriate.

We continue to focus on improving the efficiency of our operations and making capital investments to improve our infrastructure. Corning Gas’s infrastructure improvement program concentrates on the replacement of older distribution mains and customer service lines. In the first nine months of fiscal 2020 the Gas Company repaired 147 leaks, replaced 119 bare steel services and replaced or remediated 5.11 miles of older steel main. In fiscal 2019 the Gas Company repaired 187 leaks and replaced or remediated 9.5 miles of bare steel main and 282 bare steel services. In the first nine months of fiscal 2020 Pike replaced approximately 133 poles. In fiscal 2019 Pike replaced approximately 116 poles and did extensive tree trimming to maintain our electric infrastructure. On January 18, 2019 Pike filed a gas Long Term Infrastructure Improvement Plan (“LTIIP”) to accelerate replacement of cast iron, wrought iron and bare steel pipe over 11 years. The PAPUC approved the LTIIP plan on June 13, 2019.

We believe our key performance indicators are net income, stockholders’ equity and the safety and reliability of our systems. Net income increased by $519,225 for the three months and $280,260 for the nine months ended June 30, 2020 compared to the three months and nine months ended June 30, 2019. Because the Holding Company’s principal operations are conducted through Corning Gas and Pike, both regulated utility companies, stockholders’ equity is an important performance indicator. The NYPSC and PAPUC allow Corning Gas, Pike and Leatherstocking the opportunities to earn a just and reasonable return on stockholders’ equity as determined under applicable regulations. Stockholders’ equity is, therefore, a precursor of future earnings potential. As of June 30, 2020, compared to June 30, 2019, stockholders’ equity increased from $35,110,771 to $36,866,581. We plan to continue our focus on building stockholders’ equity. Safety and efficiency indicators include leak repair, main and service replacements and customer service metrics. Key performance indicators:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Net income	$557,605	$38,380	$3,716,762	$3,436,502
Stockholders' equity	$36,866,581	$35,110,771	$36,866,581	$35,110,771
Stockholders' equity per outstanding common share	$12.02	$11.55	$12.02	$11.55

Revenue and Margin

Gross margin increased $535,831 for the three months and $615,849 for the nine months ended June 30, 2020 compared to the same periods last year. The margin for the three and nine months ended June 30, 2020 was positively impacted by the rate increase at Corning Gas. The margin increase for the nine months ended June 30, 2020 was negatively impacted by regulatory reconciliations and a warmer than normal winter, which partly offset the rate increase at Corning Gas.

Retail electric revenue decreased by $17,727 for the three months and $1,508,287 for the nine months ended June 30, 2020 compared to the same periods last year. The three month decrease primarily resulted from lower purchased power costs (a pass through to customers) of $158,189 partially offset by an increase in sales over the prior year. The nine month decrease was caused by lower purchased power costs (a pass through to customers) of $1,465,554 and a decrease in sales related to weather and the COVID-19 pandemic.

In addition, gross receipts tax billed in revenues decreased by approximately $1,690 for the three months ended June 30, 2020 and decreased $124,220 for the nine months ended June 30, 2020 compared to the same periods last year. A corresponding decrease for the three and nine month periods occurred in tax expense.

Other electric revenues decreased $1,392 for the three months and increased $30,542 for the nine months ended June 30, 2020 compared to the same periods last year. The drivers for the three month period were primarily an increase in third party billing of $12,281 offset by a decrease in customer discounts forfeited of $13,188. The drivers for the nine month period were primarily an increase in third party billing of $86,987 and decrease in customer discounts forfeited of $54,547.

Retail gas revenue increased $127,181 for the three months and decreased $1,576,021 for the nine months ended June 30, 2020 compared to the same periods last year. The three month increase results from lower gas costs (a pass through to customers) of $446,397 due to lower commodity gas prices, and an increase sales revenues of $573,578 due primarily to the rate increase at the Gas Company. The nine month decrease results from lower gas costs (a pass through to customers) of $2,721,402 due to lower commodity gas prices, and warmer weather than 2019. This was partially offset by an increase in sale related revenue of approximately $1,145,381 due primarily to the rate increase at the Gas Company.

Actual degree days compared to expected norms for the three and nine month periods ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Normal	987	992	6,886	6,856
Actual	1,226	999	6,862	7,138
Warmer/ (Colder) than normal	(239)	(7)	24	(282)

Other gas revenues decreased $62,418 for the three months and increased $20,352 for the nine months ended June 30, 2020 compared to the same periods last year. The driver for the three month period was primarily a decrease in Revenue Decoupling Mechanism (RDM) amortizations of $88,657 and a decrease in customer discounts forfeited of $50,777, offset by an increase in reconciliation amounts related to the 2017 Jobs Act of $71,167. The drivers for the nine month period were primarily an increase in reconciliation amounts related to the 2017 Jobs Act of $155,815, offset by decreases in customer discounts forfeited of $55,160 and RDM amortizations of $58,247.

The following table summarizes our utility operating revenue:

	Three months ended June 30,		Nine months ended June 30,
	2020	2019	2020	2019
Retail electric revenue:
Residential	$746,204	$603,535	$2,364,886	$2,984,694
Commercial	680,267	841,150	2,228,534	3,112,054
Street lights	30,320	29,833	91,913	96,872
Total retail electric revenue	$1,456,791	$1,474,518	$4,685,333	$6,193,620

Other electric revenue:
Customer discounts forfeited	($240)	$12,948	$2,761	$57,308
Third party billings	3,511	(8,770)	104,710	17,723
Other	(11,606)	(11,121)	(18,531)	(16,633)
Total other electric revenue	($8,335)	($6,943)	$88,940	58,398

Total electric revenue	$1,448,456	$1,467,575	$4,774,273	$6,252,018

Retail gas revenue:
Residential	$3,753,207	$3,485,108	$14,328,356	$15,145,916
Commercial	427,187	541,997	2,184,918	2,534,042
Transportation	937,403	945,835	3,679,551	3,587,388
Wholesale	339,688	357,364	1,506,837	2,008,337
Total retail gas revenue	$5,457,485	$5,330,304	$21,699,662	$23,275,683

Other gas revenue:
Local production	$170,495	$162,708	$533,743	$525,857
Customer discounts forfeited	(246)	50,531	39,731	94,891
Reconnect fees	22	1,810	1,374	2,929
Surcharges	173	1,681	1,226	2,271
Other (see detail below)	(87,633)	(71,501)	46,119	(24,107)
Total other gas revenue	$82,811	$145,229	$622,193	601,841

Total gas revenue	5,540,296	5,475,533	22,321,855	23,877,524

Total revenue	$6,988,752	6,943,108	$27,096,128	30,129,542

The following table details amounts making up the Other line in the schedule of Other gas revenue above:

	Three months ended June 30,		Nine months ended June 30,
	2020	2019	2020	2019
Other gas revenues:
Delivery Rate Adjustment (DRA) carrying costs	$829	$1,348	$4,617	$5,410
Contract customer reconciliation	21,275	(27,031)	(113,780)	(96,514)
Monthly RDM amortizations	(250,641)	(161,984)	(483,712)	(425,465)
Local production revenues	17,377	23,290	37,200	43,320
2017 Jobs Act federal income tax reconciliation	89,039	17,872	540,789	384,974
Regulatory liability reserve	—	(50,000)	—	(50,000)
Customer performance incentive	32,000	32,000	32,000	32,000
Leak backlog performance incentive	—	—	—	(24,147)
Capacity release revenues	7,190	27,804	33,249	27,804
All other	(4,702)	65,200	(4,244)	78,511
Total other gas revenues	($87,633)	($71,501)	$46,119	($24,107)

Gas purchases are our largest expenses. Purchased gas expense decreased $327,548 for the three months and $2,272,672 for the nine months ended June 30, 2020 compared to the same periods last year. The decrease in costs for the three months ended June 30, 2020 is due primarily to a lower purchase price for natural gas. The decrease in costs for the nine months ended June 30, 2020 is due primarily to a lower purchase price for natural gas of $2,466,672. The costs were also impacted by the previously mentioned regulatory reconciliation of $194,000 which is not recoverable. The regulatory reconciliation was not billed to customers thereby impacting margin by $194,000.

Electricity costs decreased by $162,639 for the three months and $1,376,591 for the nine months ended June 30, 2020 compared to the same periods last year. The decrease in costs is due primarily to lower cost of purchased electricity.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Utility Gas Revenues	$5,540,296	$5,475,533	$22,321,855	$23,877,524
Natural Gas Purchased	939,406	1,266,954	5,226,582	7,499,254
Margin	$4,600,890	$4,208,579	$17,095,273	$16,378,270
Margin %	83.04%	76.86%	76.59%	68.59%

Utility Electric Revenues	$1,448,456	$1,467,575	$4,774,273	$6,252,018
Electricity Purchased	264,220	426,859	926,888	2,303,479
Margin	$1,184,236	$1,040,716	$3,847,385	$3,948,539
Margin %	81.76%	70.91%	80.59%	63.16%

Operating and Interest Expenses

Operating and maintenance expense increased by $97,652 for the three months and $265,167 for the nine months ended June 30, 2020 compared to the same periods last year. The increase for the three months primarily results from COVID related expenses of $93,000. The increase for the nine months primarily results from an accelerated leak repair effort at Corning Gas ($90,000), the timing of underground inspections at Pike ($70,000), and COVID related impacts ($93,000).

Taxes other than income taxes increased by $36,475 for the three months and decreased by $8,389 for the nine months ended June 30, 2020 compared to the same periods last year. The increase for the three months primarily results from an increase in property taxes of $39,986. The decrease for the nine months primarily results from a $121,290 decrease in gross receipt taxes, increase payroll taxes capitalized of $26,626 offset by an increase in property taxes of $141,285.

Depreciation expense increased by $22,573 for the three months and by $81,452 for the nine months ended June 30, 2020 compared to the same periods last year. The increases result from additional utility plant placed in service.

Interest expense increased by $65,989 for the three months and by $67,777 for the nine months ended June 30, 2020 compared to the same periods last year. The increases were due to higher levels of debt being offset by lower interest rates.

Net Income

As a result of the foregoing, net income increased by $519,225 for the three months and increased by $280,260 for the nine months ended June 30, 2020 compared to the same periods last year. The increase for the three months was mainly due to higher margins, a $130,676 increase in investment income and a $66,520 decrease in deferred income tax expense, offset by increased operating expenses as described above. The increase for the nine months was mainly due to higher margins and a $168,583 decrease in deferred income tax expense, offset by increased operating expenses as described above.

Liquidity and Capital Resources

The Holding Company does not have any borrowings (excluding Series A and Series C Preferred Stock that is classified as debt) and has no access to liquidity except through dividends and distributions from its subsidiaries as well as equity issuances. Its principal liquidity requirements are for investments in the Leatherstocking Joint Ventures to permit those companies to make the capital expenditures required to provide services to their customers and for dividend payments to the Holding Company’s stockholders.

Under the orders of the NYPSC, the Gas Company’s cost of capital is based on an equity-to-debt ratio of 48%/52%. If additional equity (beyond retained earnings) is required for the Gas Company to maintain that ratio when issuing new debt, the Holding Company, as the sole stockholder of the Gas Company, is the only source of such equity. The Gas Company and Pike generally rely on internally generated cash and incremental debt to finance capital expenditures.

The Gas Company’s and Pike’s internally generated cash from operating activities consists of net income, adjusted for non-cash expenses, and changes in operating assets and liabilities. Non-cash items include depreciation and amortization, investment gains and losses, and deferred income taxes. Over or under-recovered gas and/or electric costs significantly impact cash flow. In addition, there are significant year-to-year changes in regulatory assets that impact cash flow. The Gas Company’s and Pike’s cash flow is seasonal. At Corning cash expenditures are the highest in the summer and fall months when we refill gas storage and conduct our construction programs. Our cash receipts are highest during the heating season. At Pike cash flow is strongest in the winter and summer when customer demand for natural gas and electricity are highest. Given year round electric sales, Pike is less seasonal than the Gas Company.

On April 13, 2016, the Gas Company filed a petition in Case 16-G-0204 with the NYPSC, to defer leak repair and survey costs over and above the amounts permitted to be recovered in rates for 2015. See “Corning Gas Company” under “Regulatory Matters” herein for additional information. We expect this petition to be addressed in Case 20-G-0101.

Capital expenditures are the principal use of internally generated cash flow.  To fund capital expenditures, the Gas Company and Pike need to draw on both operating cash and new debt. In fiscal year 2020 to date, the Gas Company has spent approximately $4.3 million on projects and safety-related infrastructure improvements. This, in conjunction with our growth projects, creates liquidity pressure on the Holding Company. We anticipate that our aggressive capital construction program will continue to require the Holding Company to raise new debt and/or equity.

Cash flows from financing activities of the Company consist of repayment of long-term debt, new long-term borrowings, proceeds from stock issuances, borrowings and repayments under our lines-of-credit, and quarterly dividend payments. For the Gas Company’s operations, it has an $8.0 million revolving line of credit with Manufactures and Traders Trust Company Bank (“M&T Bank”). Interest is a variable rate determined by the Gas Company’s funded debt to EBITDA ratio calculated ninety days after the end of each quarter added to the daily LIBOR rate with no additional collateral or covenants beyond those included in the M&T Bank term notes. The amount outstanding under this line as of June 30, 2020 was $2.8 million with an interest rate of 2.79%. The Gas Company was in compliance with all of its loan covenants as of June 30, 2020.

For Pike’s operations, it has a $2.0 million revolving line of credit with M&T Bank. Interest is a variable rate determined by Pike’s funded debt to EBITDA ratio calculated ninety days after the end of each quarter added to the daily LIBOR rate with no additional collateral or covenants beyond those included in the M&T Bank term notes. The amount outstanding under this line on June 30, 2020 was approximately $1.6 million with an interest rate of 2.94%. Pike was in compliance with all of its loan covenants as of June 30, 2020.

During this quarter, we mainly injected gas into storage and as of June 30, 2020 had a balance of $709,051 worth of gas in storage. The volume in storage at June 30, 2020 was 380,805 Mcf at an average price of $1.88 per Mcf. At June 30, 2019, the Gas Company had a balance of $790,450 worth of gas in storage. The volume in storage at June 30, 2019 was 311,712 Mcf at an average price of $2.54 per Mcf. During the next quarter, the Gas Company expects to be injecting gas into storage to have sufficient gas to supply customers for the winter season.

As of June 30, 2020, we believed that cash flow from operating activities and borrowings under our lines of credit and Paycheck Protection Program loans would be sufficient to satisfy our working capital and debt service requirements over the next twelve months. We believe new financing will be required to satisfy our mandated capital expenditures requirements for the next twelve months. We are uncertain how the downturn in economic activity due to COVID-19 will impact our cash flow.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Cybersecurity Matters

The Company has fully recovered from the ransomware December 2019 attacks at Pike and Corning. The ransomware attacks appear to be related. The review of internal data indicates the threat actor infiltrated Corning Gas’s network via a malicious attachment to an e-mail, then scanned Corning Gas and Pike’s networks launching a variant of the Phobos ransomware on the Pike network.

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

Since the attacks, all corporate IT endpoints have had the Carbon Black agent installed along with other remote monitoring agents that allow 24/7 real time monitoring of corporate IT assets. The Company has revised its VPN and RDP access policy and IT configuration to ensure that threat actors cannot impact the IT environment to the same degree in the future if successful in gaining access.

Two factor authentication has been implemented for all devices and all applications requiring password access. The process for data backup and recovery has been enhanced with additional verification of successful data backups and the enhanced bandwidth capabilities to decrease recovery times allow for multiple disaster recovery points. The Company continues to enhance its IT capabilities.

Due to the COVID-19 pandemic the Company now provides remote access to the workplace to approximately 50% of its work force (30 employees) which consists mainly of employees with management, administrative and technical responsibilities. Since the ransomware attacks the Company has not experienced any additional cyber-attacks. We believe the remote work capability is operating securely and efficiently.

Regulatory Matters

Holding Company

The Holding Company’s primary business, through its subsidiaries Corning Gas, Pike and Leatherstocking Gas Company, is regulated by the NYPSC and PAPUC, respectively, among other agencies.

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

On February 27, 2020, Corning Gas filed with the NYSPSC for increases in revenues of $6,255,926, $845,142, and $680,913 for the years ending January 31, 2022, 2023 and 2024, respectively (Case 20-G-0101). These standalone rate year increases would impact customer bills by 23.4%, 2.56% and 2.01%, respectively. The base period (i.e., test year) for this filing is the 12 months ended September 30, 2019. The levelized amount would be $3,523,167 in each of the years ending January 31, 2022, 2023 and 2024. The levelized increases would impact customer bills by 10.93% per year. We are requesting a levelized approach.

The filing with the NYSPSC reflects a return on equity of 10.2% and pro-forma equity ratios of 50.67%, 52.95% and 55.26% for the 12-month periods ending January 31, 2022, 2023 and 2024, respectively. Primary reasons for the increase are: NYSPSC-mandated initiatives, including investment in replacing older distribution pipe, and new safety, training and cyber security requirements; and shorter depreciation lives for gas pipeline infrastructure to reflect new decarbonization legislation. These two items comprise approximately 50% of the rate increase request. The balance of the request is to recover increases in health insurance, wages and other inflationary costs.

On June 26, 2020 the Department of Public Service Staff (“Staff”) filed its direct testimony in Case 20-G-0101. The Staff recommends a one year revenue requirement of $517,063 compared to the Company’s request of $6,223,603. The primary difference between the Staff and Company revenue requirements is the Staff’s equity return recommendation of 8.45% vs, 10.20%, disallowance of the Company’s request for shorter depreciation lives, differences in health insurance escalators, extension of the recovery period of regulatory costs from 3 years to 5 years and disallowance of leak repair amortization. The Company does not agree with the Staff’s proposals. The Company expects to enter into settlement negotiations with the Staff in the fourth quarter of fiscal 2020.

The NYSPSC has designated Case 20-G-0101, to consider the Gas Company’s rate filing. By statute, the NYSPSC may take up to 11 months to rule on the filing. Accordingly, the Gas Company does not anticipate that new rates will be effective before February 1, 2021. The NYSPSC may adopt rates for a multi-year period, as proposed in the filing, or for a shorter period, such as a single year.

The Joint Proposal (“JP”) in Case 16-G-0369 included the levelization of the revenue requirement over a three year period. The levelization procedure allowed recovery of the rate increase equally over the three rate years. The twelve months ended May 31, 2020 (Rate Year 3) delivery base rates if left unchanged would permit the Gas Company to earn revenues in excess of the amount granted by the Commission. Accordingly, the JP provided that if the Gas Company did not file for new rates to become effective at the end of Rate Year 3, it would reduce rates beginning on June 1, 2020 to eliminate the amount of over recovery created by levelization. The Gas Company made the tariff compliance filing with NYSPSC Commission to reduce rates on June 1, 2020. The Gas Company estimates that delivery rates will be reduced by approximately $481,000 net of tax until new rates become effective on February 1, 2021.

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

On July 16, 2020 Pike filed a petition with the PAPUC requesting a Securities Certificate for issuance of additional debt in the amount of $3,070,080. The authorization request is for the financing of construction expenditures for the period FY 2020-2022.

Pike’s current rates for electric and gas services have been in effect since 2014. The Company expects to file new Pike rate cases for both electric and gas services in the fourth quarter of fiscal 2020.

Leatherstocking Gas

On January 15, 2019 Leatherstocking Gas filed a petition with the PAPUC requesting a Securities Certificate for issuance of additional debt refinance in the amount of $8,748,742. The authorization request was to refinance approximately $7 million of debt and the remaining balance was for construction expenditures. The petition was approved on February 28, 2019. The Commission authorization to issue debt granted in Securities Certificate S-2019-3007316 expired on February 28, 2020.

Critical Accounting Policies

Our significant accounting policies are described in the notes to the Consolidated Financial Statements in the Holding Company’s Form 10-K for the year ended September 30, 2019, filed on December 23, 2019. There have been no significant changes in our accounting policies during the three months ended June 30, 2020. The adoption of ASU 2016-02 “Leases” did not impact the amount or timing of the Company’s revenues and expenses.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2020, the Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. Based upon the Company’s evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2020.

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
10Q for the period ended June 30, 2020, formatted in XBRL (eXtensible Business Reporting Language):
(i) the Consolidated Balance Sheets at June 30, 2020 and September 30, 2019,
(ii) the Consolidated Statements of Income and Comprehensive Income for the three months and nine months ended June 30, 2020 and June 30, 2019.
(iii) the Consolidated Statements of Cash Flows for the nine months ended June 30, 2020 and June 30, 2019.
(iv) related notes to the Consolidated Financial Statements

** Filed herewith *** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORNING NATURAL GAS HOLDING CORPORATION

Date: August 14, 2020 By: /s/ Michael I. German

Michael I. German, Chief Executive Officer and President

(Principal Executive Officer)

Date: August 14, 2020 By: /s/ Charles Lenns

Charles Lenns, Vice President and Chief Financial Officer

(Principal Financial and Accounting Officer)

