Form 10-K
period 2020-09-30
Corning Natural Gas Holding Corp
filed 2020-12-21
CIK 1582244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Act). YES [ ] NO [X]

The aggregate market value of the 1,234,434 million shares of the registrant’s common stock held by non-affiliates of the registrant was $19,133,727 at the $15.50 average of bid and asked prices on March 31, 2020.

Number of shares of Common Stock outstanding as of the close of business on December 20, 2020: 3,088,071

DOCUMENTS INCORPORATED BY REFERENCE

In accordance with General Instruction G(3) of Form 10-K, certain information required by Part III will either be incorporated by reference to the definitive proxy statement for Corning Natural Gas Holding Corporation’s Annual Meeting of Shareholders filed within 120 days after September 30, 2020, or will be included in an amendment to this Form 10-K filed within that period.

Information contained in this Form 10-K for fiscal 2020 period which is incorporated by reference contains certain forward looking statements which may be impacted by factors beyond the control of the Company, including but not limited to natural gas supplies, regulatory actions and customer demand. As a result, actual conditions and results may differ from present expectations. See “Cautionary Statement Regarding Forward-Looking Statements” below.

For the Fiscal Year Ended September 30, 2020

EXPLANATORY NOTE

Corning Natural Gas Holding Corporation (the “Holding Company”) is a successor issuer to Corning Natural Gas Corporation (“Corning Gas” or the “Gas Company”) as of November 12, 2013 as a result of a share-for-share exchange, creating a holding company structure. As of November 12, 2013, the Gas Company became a wholly-owned subsidiary of Holding Company.

As used in this Form 10-K, the term “Company”, “we” or “us” refers to the consolidated companies, the terms “Gas Company” and “Corning Gas” mean Corning Natural Gas Corporation, the term “Pike” means Pike County Light & Power Company, and the term “Leatherstocking Companies” means the combination of Leatherstocking Gas Company, LLC and Leatherstocking Pipeline Company, LLC, unless the context clearly indicates otherwise. Except as otherwise stated, the information contained in this Form 10-K is as of September 30, 2020.

PART I

ITEM 1 – BUSINESS

General

The Holding Company was incorporated in New York in July 2013 to serve as a holding company for the Gas Company and its dormant subsidiary Corning Natural Gas Appliance Corporation (the “Appliance Company”), Pike County Light & Power Company (“Pike”), Leatherstocking Gas Company, LLC (“Leatherstocking Gas”), and Leatherstocking Pipeline Company, LLC (“Leatherstocking Pipeline”). The Holding Company also owns 50% of Leatherstocking Gas of New York, Inc. “Leatherstocking NY”. As used in this document, the term “the Company” refers to the consolidated operations of the Holding Company, Gas Company, Pike and (from July 1, 2020) the Leatherstocking Companies.

The Company’s principal executive offices are located at 330 W. William Street, Corning New York, 14830, the telephone number is (607) 936-3755, and our website is www.corninggas.com.

Business

The Company’s primary business, through its subsidiaries Corning Gas, Pike and the Leatherstocking Companies, is natural gas and electric distribution. Corning Gas serves approximately 15,000 residential, commercial, industrial and municipal customers in the Corning, Hammondsport and Virgil, New York, areas and two other gas utilities which serve the Elmira and Bath, New York, areas. It is franchised to supply gas service in all of the political subdivisions in which it operates. The Gas Company is under the jurisdiction of the New York Public Service Commission (“NYPSC”) which oversees and sets rates for New York gas distribution companies. In addition, the Gas Company has contracts with Corning Incorporated and Woodhull Municipal Gas Company, a small local utility, to provide maintenance service on their gas lines. Pike is an electric and gas utility regulated by the Pennsylvania Public Utility Commission (“PAPUC”). Pike provides electric service to approximately 4,800 customers in the Townships of Westfall, Milford and the northern part of Dingman and in the Boroughs of Milford and Matamoras. Pike provides natural gas service to 1,200 customers in Westfall Township and the Borough of Matamoras. All of these communities are located in Pike County, Pennsylvania. Additionally, Leatherstocking Gas is also regulated by the PAPUC and distributes gas in Susquehanna and Bradford Counties, Pennsylvania. Leatherstocking Pipeline, an unregulated company, has served one customer in Lawton, Pennsylvania and has had no revenues since 2018. Leatherstocking NY has an application pending before the NYPSC for authority to provide gas distribution services in Broome County, New York.

Gas and Electric Supply

Corning Gas has contracted with various sources to provide natural gas to our distribution system. The Gas Company contracts for pipeline capacity, as well as storage capacity of approximately 736,000 dekatherms (“Dth”). The Company manages its transportation and storage capacity with internal resources. Pike has contracted with Orange and Rockland Utilities, Inc. (“O&R”) to provide electricity and natural gas according to agreements until August 2022, subject to renewal. Leatherstocking Gas has a supply agreement with Cabot Oil and Gas.

Corning Gas secured the NYPSC-required fixed price and storage gas supply for the 2020-2021 winter season and is managing its storage and gas supply contracts following its gas supply and acquisition plan. Assuming no extraordinary conditions for the winter season, gas supply, flowing and storage, will be adequate to serve its approximately 15,000 customers.

Corning Gas does not expect a shortage of natural gas to impact our business over the next five to ten years. Natural gas supply over the last several years has been positive, and domestic reserves and production have increased. This is especially true in proximity to our distribution network. We likewise anticipate no shortages of the necessary pipes and valves for safe distribution of natural gas and continue to receive material inventory from various reliable sources. We also have confidence that our agreement with O&R will enable Pike to meet all our electric and gas needs for Pike’s customers until August 2022, subject to renewal, and that Cabot Oil and Gas will be able to continue reliably supplying Leatherstocking Gas.

Seasonality

The Company’s business is seasonal in nature, and sales for each quarter of the year vary and are not comparable. Sales vary depending on seasonal variations in temperature. Gas sales peak in the winter, while Pike’s electric sales peak in the summer.

Significant Customers

The Gas Company has three major customers, Corning Incorporated, New York State Electric & Gas, and Bath Electric, Gas & Water Systems. In total, these customers accounted for approximately 14.32% of the Gas Company’s revenues in the fiscal year ended September 30, 2020 (“FY 2020”) and 15.18% in the fiscal year ended September 30, 2019 (“FY 2019”). The loss of any of these customers would have an adverse impact on our financial results.

Employees

The Company had 72 employees as of September 30, 2020, and 64 as of September 30, 2019. Of this total, approximately one third are union labor working under a union contract effective until April 5, 2021.

Competition

Historically, the competition in the Gas Company’s residential market and Pike’s and Leatherstocking Gas’s gas franchise territories have been primarily from electricity for water heating and clothes drying, and to a small degree, fuel oil and propane for heating. The price of gas remains low in comparison to that of alternative fuels in our service territories and our competitive position in the residential, commercial and industrial markets continues to be strong. When we expand our distribution system to attract new customers, our principal competition is oil and propane. Natural gas enjoys a price advantage over these fuels today. Pike electric has not faced significant competition to date. Although not material today, we could experience competition from customer owned solar in the future.

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

Regulatory Matters

On June 15, 2017, the NYPSC issued an Order Adopting Terms of Joint Proposal and Establishing Gas Rate Plan (the “June 2017 Order” adopting the Joint Proposal without substantive modification. In February 2020, Corning Gas filed a new rate case with the NYPSC. Pike is operating under a rate order issued effective September 1, 2014, extended to March 1, 2018, and continuing until the next rate case under the terms of our acquisition (for additional information see below under the heading “Regulatory Matters – Pike”). In October 2020, Pike filed rate cases for both electric and gas operations.

For additional information see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Regulatory Matters”.

ITEM 1A. RISK FACTORS

Our operations could be adversely affected by fluctuations in the price of natural gas and electricity.

Prices for natural gas and electricity are subject to volatile fluctuations in response to changes in supply and other market conditions. While these costs are usually passed on to customers of the Gas Company pursuant to natural gas adjustment clauses, and to customers of Pike and Leatherstocking Gas through the gas rate cost, and therefore do not pose a direct risk to earnings, we are unable to predict what effect a sharp increase in natural gas and electricity prices may have on our customers’ energy consumption or ability to pay. Higher prices to customers can lead to higher bad debt expense and customer conservation. Higher prices may also have an adverse effect on our cash flow as we are typically required to pay for our natural gas and electricity prior to receiving payments for the natural gas or electricity from our customers.

Operational issues beyond our control could have an adverse effect on our business.

Pike, Leatherstocking Gas and the Gas Company’s ability to provide natural gas and electricity depends both on our own operations and facilities and that of third parties, including local gas producers and natural gas pipeline operators and our electric supplier from whom we receive our natural gas and electric supplies. The loss of use or destruction of our facilities or the facilities of third parties due to extreme weather conditions, breakdowns, war, acts of terrorism or other occurrences could greatly reduce potential earnings and cash flows and increase our costs of repairs and replacement of assets. Although we carry property insurance to protect our assets, and regulatory policies of the NYPSC and PAPUC provide the opportunity for deferral and recovery of extraordinary incremental costs associated with losses for such incidents, our losses may not be fully recoverable through insurance or customer rates. Additionally, the effect of the coronavirus pandemic could adversely affect our ability to maintain our gas and electric distribution systems and serve our customer base.

Environmental regulations can significantly affect the Company’s business.

The Company’s business operations are subject to federal, state, and local laws and regulations relating to environmental protection. Costs of compliance and liabilities could negatively affect the Company’s results. In addition, compliance with environmental laws, regulations or permit conditions could require unexpected capital expenditures at the Company’s facilities. Because the costs of such compliance could be significant, additional regulation could negatively affect the Company’s business. Climate change, and the regulatory and legislative developments related to climate change, may adversely affect operations and financial results. If there were to be any impacts from climate change to the Company’s operations and financial results, the Company expects that they would likely occur over a long period of time and thus are difficult to quantify with any degree of specificity. Extreme weather events may result in adverse physical effects on portions of the Company’s gas and electric infrastructure, which could disrupt the Company’s supply chain and ultimately its operations. Disruption of transportation and distribution systems activities could result in reduced operational efficiency, and customer service interruption. Climate change, and the laws, regulations and other initiatives to address climate change, may impact the Company’s financial results. Federal, state and local legislative and regulatory initiatives proposed or adopted in recent years in an attempt to limit the effects of climate change, including greenhouse gas emissions, could have significant impacts on the energy industry including government-imposed limitations, prohibitions or moratoriums on the use of gas. A number of states have adopted energy strategies or plans with goals that include the reduction of greenhouse gas emissions. New York passed the Clean and Protection Community Protection Act (“CLCPA”), which created emission reduction and electric generation mandates, and could ultimately impact the Company’s customer base. Legislation or regulation that aims to reduce greenhouse gas emissions could also include greenhouse gas emissions limits and reporting requirements, carbon taxes, restrictive permitting, increased efficiency standards, and incentives or mandates to conserve energy or use renewable energy sources. Additionally, the trend toward increased conservation, competition from renewable energy sources, and technological advances to address climate change may reduce the demand for natural gas and electricity. For further discussion of the risks associated with environmental regulation to address climate change, refer Management’s Discussion and Analysis under the heading “Environmental Matters”.

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

Information Technology

Cyber-attacks or acts of cyber-terrorism could disrupt our business operations and information technology systems or result in the loss or exposure of confidential or sensitive customer, employee or Company information. In FY 2020, the Company experienced cyber-attacks that were intended to extract ransom payments. The attacks were resolved without paying a ransom and did not result in the loss of data or an interruption of customer service. Since the attacks, the Company has taken steps to harden its defenses against future attacks.

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

The Gas Company’s business follows the economic cycle of the customers in our service regions: Corning, Bath, Virgil, and Hammondsport, New York. A falling, slow or sluggish economy that would reduce the demand for natural gas in the areas in which we are doing business by forcing temporary plant shutdowns, closing operations or slow economic growth would reduce our earnings potential. Pike and Leatherstocking Gas are less likely to be affected by a sluggish economy as they presently have no large industrial customers.

Many of our commercial and industrial gas customers use natural gas in the production of their products.  During economic downturns, these customers may see a decrease in demand for their products, which in turn may lead to a decrease in the amount of natural gas they require for production. During any economic slowdown there is typically an increase in individual and corporate customer bankruptcies.  Pike and Leatherstocking Gas have limited industrial customers and are therefore less vulnerable to economic conditions in their service territories. An increase in customer bankruptcies would increase our bad debt expenses and reduce our cash flows.

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

Our success depends in large part upon the continued services of our senior executives and other key employees. Although we have entered into an employment agreement with Michael I. German, our president and chief executive officer, he can terminate his agreement on ninety days’ notice. Other significant officers may terminate their employment at any time. The loss of the services of any significant employee could have a material adverse effect on our business.

Concentration of share ownership among our largest shareholders may prevent other shareholders from influencing significant corporate decisions.

The four largest holders of our common stock own approximately 52% of the outstanding common stock. As a result, if any chose to act together, they would have the ability to exert substantial influence over all matters requiring approval by our shareholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. This concentration of ownership could be disadvantageous to other shareholders with differing interests from these shareholders.

Our cash flows from operations may not be sufficient to fund our capital expenditures.

Our cash flows from operations are largely dependent on allowed revenues subject to the approval of the NYPSC and PAPUC, and may not be sufficient to meet all of our cash needs.  The Company has pending rate cases before each of the commissions, the outcomes of which are uncertain. We estimate capital expenditures in fiscal 2021 for the Gas Company, Pike and Leatherstocking Gas to be $5.5 million, $3.2 million and $1.1 million, respectively. If cash flows from operations are not sufficient to fund these capital expenditures, we will need to rely on new debt or equity financing which may be difficult to obtain.

We will require additional financing which may be difficult or costly to obtain.

In order to fund our capital expenditures, we will need to obtain additional debt and/or equity financing. The incurrence of debt would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations.  Additional financing for the Gas Company requires NYPSC approval, and for Pike and Leatherstocking Gas requires PAPUC approval. Additional financing may have unacceptable terms or may not be available at all for various reasons including:

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

The Company’s faces risks related to health epidemics and other outbreaks, including the COVID-19 pandemic.

The COVID-19 pandemic has impacted, and continues to impact, countries, communities, supply chains and markets. As a result of the COVID-19 pandemic, we may face an extended economic slowdown in our service territories that could have a material impact on our liquidity, financial condition, and results of operations.

We will continue to monitor developments relating to the COVID-19 pandemic; however, we cannot predict the extent to which COVID-19 may have a material impact on our business operations, liquidity, financial condition, and results of operations. The extent to which COVID-19 may impact these matters will depend on future developments that are highly uncertain and cannot be predicted, including new information concerning the severity of COVID-19, the availability of an effective vaccine, actions that federal, state and local governmental or regulatory agencies may take in response to COVID-19, and other actions taken to contain it or treat its impact, among others.

ITEM 2 – PROPERTIES

Corning Gas and the Holding Company’s headquarters are located at 330 West William Street, Corning, New York. This structure is physically connected to the operations center. Pike’s headquarters and operation center are in Westfall, Pennsylvania. The Leatherstocking Companies’ headquarters and operations center is in Montrose, Pennsylvania.

The Gas Company’s pipeline system is surveyed each year as required for compliance with federal and state regulations. Any deficiencies found are corrected as mandated. Approximately 425 miles of distribution main, 15,000 services, and 86 regulating stations, along with various other properties, are owned by the Gas Company. Pike owns approximately 160 miles of electric distribution wire, poles and services and 19 miles of gas distribution pipeline. The Leatherstocking Companies own four gate stations and approximately 16 miles of pipe in Susquehanna and Bradford Counties, Pennsylvania. All of the property owned by the Company is adequately insured and is subject to various liens typical of corporate debt.

ITEM 3 - LEGAL PROCEEDINGS

The Company has lawsuits pending of the type incurred in the normal course of business and the Company believes that any potential losses should be covered by insurance and will not have a material impact on the business.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 - MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The principal market on which the Holding Company’s common stock is traded is the OTCQX Best Marketplace, under the symbol CNIG. Trading in the common stock is limited and sporadic. The following table sets forth the high and low closing sale prices as reported on the OTCQX for the Holding Company’s common stock for each quarter within the Holding Company’s last two fiscal years. Because the Holding Company’s stock is traded on the OTCQX, these quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions. The number of shareholders of record of the Holding Company’s common stock was 623 at September 30, 2020.

MARKET PRICE - (OTCQX)

Quarter Ended	High	Low
December 31, 2018	19.42	17.62
March 31, 2019	23.50	17.86
June 30, 2019	23.00	19.00
September 30, 2019	22.00	18.10
December 31, 2019	22.50	18.05
March 31, 2020	21.50	13.06
June 30, 2020	17.69	14.00
September 30, 2020	17.69	15.25

COMMON STOCK, PREFERRED STOCK, AND DIVIDENDS

For FY 2020, there were a total of 25,487 shares of common stock issued for $177,675 of services and $201,940 in connection with the DRIP (dividend reinvestment program). There were 12,600 shares issued to directors, 600 shares sold to Leatherstocking Gas, which used the shares to compensate its independent director, Carl Hayden, and 12,287 shares issued to various investors under the DRIP.

For FY 2019, there were a total of 25,209 shares of common stock issued for $239,481 of services and $186,446 in connection with the DRIP. There were 14,600 shares issued to officers and directors, 600 shares sold to Leatherstocking Gas, which used the shares to compensate Carl Hayden, and 10,009 shares issued to various investors under the DRIP.

Dividends on shares of common stock are accrued when declared by the board of directors. Dividend on common shares were declared and paid quarterly during the years ended September 30, 2020 and 2019. For FY 2020 dividends declared totaled $0.603 per common share. For the quarter ended September 30, 2020, $468,235 was accrued for dividends paid on October 15, 2020 to stockholders of record on September 30, 2020. For FY 2019 dividends declared totaled $0.575 per common share. For the quarter ended September 30, 2019, $441,494 was accrued for dividends paid on October 15, 2019 to stockholders of record on September 30, 2019.

Series A Cumulative Preferred Stock accrues cumulative dividends at a rate of 6.0% of the liquidation preference per share ($25.00) and are expected to be paid on or about the 14th day of April, July, October and January of each year. For the quarter ended September 30, 2020, $97,725 was accrued for dividends paid on October 15, 2020. Dividends on the Series A Preferred Stock are reported as interest expense.

Series B Convertible Preferred Stock accrues cumulative dividends at a rate of 4.8% of the liquidation preference per share ($20.75) and are expected to be paid on or about the 14th day of April, July, October and January of each year. For the quarter ended September 30, 2020, $61,066 was accrued for dividends paid on October 15, 2020.

Series C Cumulative Preferred Stock accrues cumulative dividends at a rate of 6.0% of the liquidation preference per share ($25.00) and are expected to be paid on or about the 14th day of April, July, October and January of each year and began July 15, 2020. For the quarter ended September 30, 2020, $67,500 was accrued for dividends paid on October 15, 2020. Dividends on the Series C Preferred Stock are reported as interest expense.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

New York and Pennsylvania government authorities, in response to the COVID-19 pandemic, imposed restrictions on social activities, closed schools and placed operating restrictions on commercial operations in our franchise areas beginning in March of 2020. Many businesses remain closed or have limited services or product offerings. As a result, numerous residential customers are unemployed. The timing of a return to pre-pandemic conditions remains uncertain. The Company has already experienced loss of gas and electric load and believes that it will experience lower revenues primarily from commercial customers on a go forward basis. In addition, with higher levels of unemployment, cash receipts will likely decrease and arrears and uncollectible accounts increase. The Company has enacted plans to ensure safe and reliable operation of the gas and electric system, a safe work environment for its employees and to maintain a high level of customer service. We have taken steps to delay capital expenditures and operating expenses and have petitioned the NYPSC for waivers from some mandated regulatory goals as appropriate.

On July 1, 2020, the Company completed the acquisition of its partner’s 50% interests in Leatherstocking Gas Company, LLC, and Leatherstocking Pipeline Company, LLC. Immediately before the acquisition, on July 1, 2020, Leatherstocking Gas Company distributed to its members franchises, engineering and gas pipeline assets located in New York having a book value of $0.532 million. These assets were then contributed to the equity of Leatherstocking Gas Company of New York The Company owns 50% of the common shares of the newly formed Leatherstocking Gas Company of New York, Inc. and will account for this investment using the equity method of accounting. The acquisition of the Company’s partner’s 50% interest in The Leatherstocking Companies fits the Company’s goal of expanding its service offerings in northeast Pennsylvania. Total consideration paid for the acquisition of the interests in the Leatherstocking Companies was $3.2 million, consisting of cash of $1.95 million and 50,000 shares of the Company’s 6% Series A Cumulative Preferred Stock valued at $1.25 million. The consolidation of the Leatherstocking Companies’ results from July 1, 2020 through September 30, 2020 did not have a significant impact on total revenues and expenses.

We believe our key performance indicators are net income, stockholders’ equity and the safety and reliability of our systems. Net income increased by $77,126 for FY 2020 compared to FY 2019. Because the Holding Company’s principal operations are conducted through Corning Gas and Pike, both regulated utility companies, stockholders’ equity is an important performance indicator. The NYPSC and PAPUC allow the Company the opportunity to earn a just and reasonable return on stockholders’ equity as determined under applicable regulations. Stockholders’ equity is, therefore, a precursor of future earnings potential. As of September 30, 2020, compared to September 30, 2019, stockholders’ equity increased from $34,417,705 to $35,933,515 We plan to continue our focus on building stockholders’ equity. Safety and efficiency indicators include leak repair, main and service replacements and customer service metrics.

For FY 2020 the rate increase at the Gas Company, alternative minimum tax credit refunds and higher investment income, net of operating cost increases, drove higher earnings. We continue to focus on improving the efficiency of our operations and making capital investments to improve our infrastructure. Corning Gas’s infrastructure improvement program concentrates on the replacement of older distribution mains and customer service lines. In FY 2020 the Gas Company repaired 184 leaks, replaced 8.6 miles of bare steel main and replaced 229 bare steel services. In FY 2019 the Gas Company repaired 187 leaks, replaced 9.5 miles of bare steel main and replaced 282 bare steel services. Pike replaced approximately 150 utility poles in FY 2020, 116 utility poles in FY 2019, and did extensive tree trimming to maintain our electric infrastructure. On January 18, 2019 Pike filed a Long Term Infrastructure Improvement Plan (“LTIIP”) to accelerate replacement of cast iron, wrought iron and bare steel pipe over 11 years. The PAPUC approved the LTIIP plan on June 13, 2019.

Key financial performance indicators:

	Year Ended September 30,
	2020	2019
Net income	$3,201,358	$3,124,232
Stockholders' equity	$35,933,515	$34,417,705
Stockholders' equity per outstanding share	$11.70	$11.30

Gas Revenue and Margin

Gas retail operating revenues decreased $1,774,768, during FY 2020 compared to FY 2019. Sales volumes decreased by 271,749.5 Mcf in FY 2020 compared to FY 2019. This sales decrease had a negative revenue impact of $316,298. Gas costs declined $1.22 per Mcf year over year. The lower gas costs decreased revenues by $2,448,173. However, this decrease was offset by a Corning Gas rate increase net of the pass back to customers for the federal income tax benefit related to the 2017 Tax Act amounting to $989,703. Purchased gas costs are subject to a NYPSC approved reconciliation that permits recovery of all prudently incurred costs. Therefore, the lower gas cost revenues does not impact net income.

Other gas revenues decreased $140,209 during FY 2020 compared to FY 2019. The components of this decrease are detailed in the tables below:

Retail gas revenue:	September 30, 2020	September 30, 2019
Residential	$15,814,929	$16,728,152
Commercial	2,420,930	2,807,725
Transportation	4,407,991	4,378,121
Wholesale	1,731,433	2,236,053
Total retail gas revenue	24,375,283	26,150,051

Other gas revenue:
Local production	694,237	698,203
Customer discounts forfeited	40,288	117,051
Reconnect fees	1,374	4,098
Surcharges	3,480	1,521
All other	270,556	329,271
Total other gas revenue	1,009,935	1,150,144

Total gas operating revenue	$25,385,218	$27,300,195

The following tables further summarize all other income in the other gas revenue table above:

	September 30, 2020	September 30, 2019
Other gas & electric revenues:
2017 Tax Act FIT reconciliation	$492,641	$588,120
RDM amortizations net	(278,600)	(251,653)
Contract customer reconciliation	(80,928)	(148,718)
Regulatory liability reserve	—	(74,147)
Local production revenues	61,305	59,066
Capacity release revenues	41,187	33,733
Customer performance incentive	32,000	32,000
Delivery rate adjustment carrying costs	6,038	7,351
All Other	(3,087)	83,519
	$270,556	$329,271

Gas purchases are our largest expenses. Purchased gas expense decreased $2,241,491 for FY 2020 compared to FY 2019. The decrease in costs is due primarily to a decrease in the price of natural gas.

We anticipate that the cost of gas should remain relatively stable because of our access to local production and current economic and government projections. The cost of electricity should also remain relatively stable because electricity prices generally follow the prices of natural gas.

Gas Margin (the excess of utility gas revenues over the cost of natural gas purchased) was up $326,514 or approximately 1.67%. Whereas gas revenues were down 7.01%, which resulted in an increase in margin percentage of 6.69% for FY 2020 compared to FY 2019. The gas margin percentages were negatively impacted by the federal income tax credit of $1,405,983 mandated by the NYPSC offset by lower purchased gas costs, and by Corning Gas’ rate increase. The Leatherstocking acquisition had minimal impact on gas margin in FY 2020. Although, the federal income tax credit refund to customers mandated by the NYPSC negatively impacted margin, its impact on earnings was mitigated by the decrease in the federal income tax rate.

Gas Margin:	September 30, 2020	September 30, 2019
Utility Gas Revenues	$25,385,218	$27,300,195
Natural Gas Purchased	5,501,237	7,742,728
Gas Margin	$19,883,981	$19,557,467
Gas Margin Percentage	78.33%	71.64%

Electric Revenue and Margin

Utility electric retail operating revenues decreased $1,256,333 during FY 2020 compared to FY 2019. This decrease was mainly attributable to decreased purchased power costs of $1,339,633 offset by increased customer usage of $83,300. The purchased electricity costs declined by $0.0256 per Kilowatt hour when compared to FY 2019. Purchased electricity costs are subject a PAPUC approved reconciliation that permits recovery of all prudently incurred costs. Accordingly, lower purchased electricity costs does not impact net income.

Other electric revenues increased $17,216 during FY 2020 compared to FY 2019. The components of this increase are detailed in the tables below:

Retail electric revenue:	September 30, 2020	September 30, 2019
Residential	3,449,851	3,882,291
Commercial	3,288,582	4,108,681
Street lights	123,055	126,849
Total retail electric revenue	6,861,488	8,117,821

Other electric revenue:
Customer discounts forfeited	2,658	62,078
FIT sur-credit reconciliation	—	(38,707)
Third party billings	176,645	111,706
All other	(40,124)	(13,114)
Total other electric revenues	139,179	121,963

Total electric operating revenues	$7,000,667	$8,239,784

Electricity costs decreased by $1,197,593 for FY 2020 compared to FY 2019. The decrease in costs for FY 2020 is due primarily to a decrease in the price of purchased electricity.

Electric Margin (the excess of electric revenues over the cost) was down $41,524 for FY 2020 compared to FY 2019. Electric margin percentage increased 11.08% for FY 2020 compared to FY 2019. The electric margin was negatively impacted by the federal income tax credit of $1,353 mandated by the PAPUC, lower purchased power costs and lower sales. Although, the federal income tax credit refund to customers mandated by the PAPUC negatively impacted margin, its impact on earnings was mitigated by the decrease in the federal income tax rate.

	September 30, 2020	September 30, 2019
Utility Electric Revenues	$7,000,667	$8,239,784
Electricity Purchased	1,609,314	2,806,907
Margin	$5,391,353	$5,432,877
	77.01%	65.93%

Operating and Interest Expenses

Operating and maintenance expense for FY 2020 increased by $308,533 compared to FY 2019. The increase in expenses was due primarily to increases in wages of $144,303, additional underground maintenance costs of $91,754 and COVID-19 impact of $96,441.

Taxes other than income taxes increased $26,659 for FY 2020 compared to FY 2019. This increase was due to an increase in property taxes of $175,581 offset by a decrease in Gross Receipts Tax (“GRT”) of $127,307 and an increase in payroll taxes capitalized of $21,615.

Depreciation expense for FY 2020 compared to FY 2019 increased by $121,827 due to increased depreciable utility plant placed in service.

Interest expense for FY 2020 compared to FY 2019 increased by $241,422 mainly due to additional interest costs associated with higher levels of outstanding debt attributed to capital expenditures and to the Leatherstocking acquisition.

Effective Tax Rate

There was an effective income tax rate of 23.1% for FY 2020 and 29.7% for FY 2019. The decrease in the effective tax rate was impacted by an AMT credit refund received in FY 2020, see Note 11 “Income Taxes” in the notes to the consolidated financial statements.

Liquidity and Capital Resources

Internally generated cash from operating activities consists of net income, adjusted for non-cash expenses and changes in operating assets and liabilities. Non-cash items include depreciation and amortization, gain or loss on sale of securities and deferred income taxes. Over or under recovered gas costs could significantly impact cash flow. In addition, there are significant year-to-year changes in regulatory assets that impact cash flow. Cash flows used in investing activities typically consist primarily of capital expenditures and investments in our joint ventures. For FY 2020 the acquisition of our partner’s 50% interests in the Leatherstocking Companies added approximately $1.9 million to cash used in investing activities. We estimate capital expenditures to upgrade our distribution system of approximately $9.7 million in fiscal 2021. We expect to finance these planned capital expenditures with a combination of cash provided by operations and issuance of additional long-term debt and equity.

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

Cash flows from financing activities consist of dividends paid, repayment of long-term debt, net proceeds from new debt, net proceeds from sales of preferred shares and changes in the outstanding balances of our lines-of-credit.

On September 30, 2020, we had approximately $50.6 million in long-term debt outstanding. We made principal payments on outstanding debt during FY 2020 consistent with the requirements of our debt instruments and refinancing activities.

In November 2017, the Gas Company refinanced the bulk of its long term debt by entering into a long-term debt agreement with M&T Bank for $29 million at a fixed interest rate of 4.16% with a ten-year maturity. In May 2018, Pike refinanced its outstanding loan with M&T, issuing an $11.2 million term note with a fixed interest rate of 4.92% and a ten-year maturity. Since then, the Company has relied on multiple-disbursement notes from M&T to fund capital improvements on an annual basis.

During FY 2020, the Company issued 180,000 shares of newly authorized 6% Series C Cumulative Preferred Stock at $25.00 per share, for gross proceeds of $4,500,000. The proceeds of this issuance ($1,950,000) were used to buy the previously unowned interests in the Leatherstocking Companies and to finance capital improvement projects at Pike and Corning. On July 1, 2020, 50,000 shares of the Company’s 6% Series A Cumulative Preferred Stock valued at $1.25 million were issued along with $1,950,000 in conjunction with the Company’s acquisition of the previously unowned interests in the Leatherstocking Companies. If necessary to raise funds, the Company may issue additional preferred shares of authorized preferred shares or newly created preferred stock.

Corning Gas, Pike and Leatherstocking Gas have revolving lines of credit of $8.0 million, $2.0 million and $1.5 million, respectively. The Company primarily utilizes these lines of credit to purchase gas and electricity. The Company believes these lines of credit are sufficient to fund our short term purchasing needs.

The Gas Company is responsible for managing its gas supply assets. At September 30, 2020, the Gas Company had 573,609 Dth at a cost of $995,341 in storage. We anticipate that the Gas Company will have sufficient gas to supply our customers for the 2020-2021 winter heating season. The contract with O&R should provide for sufficient electricity and natural gas to supply Pike for the 2020-2021 winter heating and summer cooling demand. M&T has issued to O&R a letter of credit in the amount of $1.525 million as security for the obligations of Pike under Pike’s electric and the gas supply and gas transportation agreement. The agreements provide for three years of electric and gas supply for the customers of Pike, with up to three one-year extensions. Leatherstocking Gas purchases its gas from Cabot Oil on an as needed basis and therefore has no gas in storage. We anticipate that Leatherstocking will have sufficient gas to supply its customers for the 2020-2021 winter heating season.

As of September 30, 2020, we believe that cash flow from operating activities and borrowings under our lines of credit will be sufficient to satisfy debt service requirements over the next twelve months. We believe new debt and proceeds from equity will be required to satisfy our capital expenditures to finance our internal growth needs for the next twelve months.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Contractual Obligations

The following tables summarize the Gas Company’s expected future contractual cash obligations as of September 30, 2020, and the twelve-month periods over which they occur.

The aggregate maturities of long-term debt for each of the five years subsequent to September 30, 2020 are as follows:
2021	$6,271,068
2022	$6,178,252
2023	$5,687,656
2024	$6,007,762
2025	$6,210,093
The estimated interest payments on the above debts are as follows:
2021	$1,956,692
2022	$1,699,657
2023	$1,443,590
2024	$1,180,852
2025	$845,593

The estimated pension plan benefit payments are as follows:
2021	$1,513,952
2022	$1,508,365
2023	$1,518,476
2024	$1,552,685
2025	$1,614,898

The projected benefit obligation of the benefit plan has been calculated based on the census and plan provisions, as well as a number of economic and demographic assumptions. The discount rate for the period ending September 30, 2020 is 3.64% and is assumed to be the rate going forward. A decrease in the discount rate of 1% could increase the projected benefit obligation by $4.2 million and an increase in the discount rate of 1% could decrease the obligation by $3.4 million. Either change would impact the estimated pension plan payment for future periods.

Regulatory Matters

Holding Company

The Holding Company’s primary business, through its subsidiaries Corning Gas, Pike, and Leatherstocking Gas, is regulated by the NYPSC and PAPUC, among other agencies.

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

The Joint Proposal (“JP”) in Case 16-G-0369 included the levilization of the revenue requirement over a three year period. Levilization allowed a recovery of the rate increase equally over three rate years. Rate year 3 delivery base rates if left unchanged would permit the Gas Company to earn revenues in excess of the amount granted by the Commission. Accordingly, the JP provided that if the Gas Company did not file for new rates to become effective at the end of Rate Year 3, it would reduce rates beginning on June 1, 2020 to eliminate the amount of over recovery caused by levilization. The Gas Company made the tariff compliance filing to reduce rates on June 1, 2020. The Gas Company estimates that delivery rates will be reduced by approximately $481,000 net of tax until new rates become effective.

On August 9, 2018, The NYSPSC issued an order in Case 17-M-0815 that required Corning to return to customers the difference between the federal income tax allowance in base rates and the new statutory rate of 21% under the Tax Cuts and Jobs Act of 2017(the “Tax Act”). The refund to customers began on October 1, 2018. The customers experienced a decrease of 3.87% on their overall bill in the year starting October 1, 2018 and experienced a decrease of 3.72% on their overall bill in the year starting October 1, 2019. The amount estimated to be returned to customers was $980,964 during FY 2019 and was $1,004,563 during FY 2020. These refunds will not impact the Gas Company’s allowed earnings. The impact of the change in the Tax Act on deferred regulatory balances will be deferred until the Gas Company’s next base rate case. The Gas Company has recorded those amounts as Regulatory Liabilities on the consolidated balance sheets.

On February 27, 2020, Corning Gas filed with the NYPSC for increases in revenues of $6,255,926, $845,142, and $680,913 for the years ending January 31, 2022, 2023, and 2024, respectively (Case 20-G-0101). These standalone rate year increases would impact customer bills by 23.4%, 2.56%, and 2.01%, respectively. The base period (test year) for this filing is the 12 month period ended September 30, 2019. The levelized amount would be $3,523,167 in each of the years ending January 31, 2022, 2023 and 2024. The levelized increases would impact customer bills by 10.93% per year. We are requesting a levelized approach.

The filing with the NYPSC reflects a return on equity of 10.2% and pro-forma equity ratios of 50.67%, 52.95% and 55.26% for the 12-month periods ending January 31, 2022, 2023, and 2024, respectively. Primary reasons for the rate increase are NYPSC mandated initiatives, including replacement of distribution pipe, and new safety, training, and cyber security requirements; and shorter depreciation lives for gas pipeline infrastructure to reflect recent state decarbonization legislation. These two items comprise approximately 50% of the rate case increase request. The balance of the request is to recover increases in health insurance, wages and other inflationary costs.

On June 26, 2020, the New York Department of Public Service Staff (“Staff”) filed its direct testimony in Case 20-G-0101. Staff recommends a one year revenue requirement of $517,063, compared to the Gas Company’s request of $6,223,603. The primary differences between Staff Gas and Company’s revenue requirements is Staff’s equity return recommendation of 8.45% vs. 10.20%, disallowance of the Company’s request for shorter depreciation lives, difference in health insurance cost escalators, extension of the recovery period of regulatory costs from three years to five years, and disallowance of leak repair amortization. The Gas Company disagrees with Staff’s proposals. The Gas Company is currently in confidential settlement discussion with Staff and active parties in Case 20-G-0101. The results of those discussions cannot be determined at this time. In November of 2020, the parties requested that the Administrative Law Judges grant a four month extension of time until June 1, 2021 to rule on the filing, with new rates being retroactively enacted as of January 31, 2020.

By petition dated September 3, 2020 in Case 20-G-0442, Corning Gas requested authority under Public Service Law Sec.69 to issue approximately $29.5 million of long term debt through December 31, 2024. The proceeds are to be used principally to fund Commission mandated system safety and reliability measures, including replacement of older pipe and regulator stations; and purchase equipment, computer software and other supplies as necessary to maintain the distribution system. The petition is currently pending.

Pike

The PAPUC issued an order in Case M-2018-2641242 that requires Pike to return to customers the difference between the federal income tax allowance in base rates and the new statutory rate of 21%. Pike’s electric customers received a refund of $73,923 or decrease of 0.67% on their overall bill effective October 1, 2018. No refunds were ordered for Pike’s gas operation because amounts were not material. The impact of the change in the Tax Act on deferred regulatory balances will be deferred until Pike’s next base rate case. Pike has recorded those amounts as Regulatory Liabilities on the consolidated balance sheets.

On October 24, 2020, Pike filed separate rate cases with the PAPUC for an increase in revenues for its electric services in the amount of $1,933,600 (Case R-2020-302235) and for an increase in revenues for its gas services in the amount of $262,200 (Case R-2020-3022134). Pike’s current rates have been in effect since 2014. The rate increase would impact residential customer bills by 17.3% for electric customers, and by 19.7% for gas customers. The base period (test year) for this filing is the 12 month period ended June 30, 2020. The filings with the PAPUC reflect returns on equity of 9.75% and pro forma equity ratios of 48.3% for each case. The primary reasons for the requested rate increases are PAPUC mandated initiatives including the replacement of gas distribution equipment, replacement of electric poles and wires, the recovery of deferred storm related costs, new safety, training, and cyber security requirement, and increased employee health and welfare benefits costs. The PAPUC can grant all, some, or none of the requested revenue increases. Pike expects its new rates to take effect on July 1, 2021.

Leatherstocking Gas

The PAPUC issued an order in Case M-2018-2641242 that requires Leatherstocking Gas to return to customers the difference between the federal income tax allowance in base rates and the new statuary rate of 21%. No refunds were ordered for Leatherstocking Gas operation since the Company has experienced federal income tax losses since 2012.

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

Accounting for Utility Revenue and Cost of Gas Recognition

Corning Gas records revenues from residential and commercial customers based on meters read on a cycle basis throughout each month, while certain large industrial and utility customers’ meters are read at the end of each month. Corning Gas does not accrue revenue for gas delivered but not yet billed, as the NYPSC requires that such accounting be adopted during a rate proceeding, which we have not done. Currently Corning Gas does not anticipate adopting unbilled revenue recognition nor does it believe it would have a material impact on financial results. Our tariffs contain mechanisms that provide for the recovery of the cost of gas applicable to firm customers, which includes estimates. Under these mechanisms, we periodically adjust rates to reflect increases and decreases in the cost of gas and electricity. Annually, we reconcile the difference between the total gas costs collected from customers and the cost of gas. We defer any excess or deficiency and subsequently either recover it from, or refund it to, customers over the following twelve-month period or possibly longer based on the amounts if the cost for gas significantly exceeds the total gas costs collected from customers. Quarterly, we reconcile the difference between electric costs collected from customers and the cost of electricity. The default service charges for electricity are adjusted every quarter. To the extent estimates are inaccurate, a regulatory asset on the balance sheet is increased or decreased. Pike and Leatherstocking Gas read all meters at the end of the month and therefore have no unbilled revenue. As gas and electricity are immediately available for use upon delivery to the customer, the gas or electricity and its delivery are identifiable as a single performance obligation. The Company recognizes revenues as this performance obligation is satisfied over time as the Company delivers, and its customers simultaneously receive and consume, the gas or electricity.

Accounting for Regulated Operations - Regulatory Assets and Liabilities

Corning Gas is subject to regulation by NYPSC, and Pike and Leatherstocking are subject to regulation by the PAPUC. We record the results of our regulated activities in accordance with Financial Accounting Standards Board (FASB) ASC No. 980, which results in differences in the application of generally accepted accounting principles between regulated and non-regulated businesses. ASC No. 980 requires the recording of regulatory assets and liabilities for certain transactions that would have been treated as revenue and expense in non-regulated businesses. In certain circumstances, FASB ASC No. 980 allows entities whose rates are determined by third-party regulators to defer costs as "regulatory" assets in the balance sheet to the extent that the entity expects to recover these costs in future rates. Management believes that currently available facts support the continued application of ASC No. 980 and that all regulatory assets and liabilities are recoverable or refundable through the regulatory environment.

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

Accounting for Joint Ventures

Investments in joint ventures have been recognized in the consolidated financial statements using the equity method of accounting based on the guidelines established in FASB ASC 323. In applying this guidance, the Holding Company recognizes investments in joint ventures as assets at cost. Investments fluctuate in future periods based on the Holding Company’s allocable share of earnings or losses from the joint ventures which is recognized through earnings.

Pension and Post-Retirement Benefits

The amounts reported in our consolidated financial statements related to pension and other post-retirement benefits are determined on an actuarial basis, which requires the use of many assumptions in the calculation of such amounts. These assumptions include the discount rate, the expected return on plan assets, the rate of compensation increase and, for other post-retirement benefits, the expected annual rate of increase in per capita cost of covered medical and prescription benefits. Changes in actuarial assumptions and actuarial experience could have a material impact on the amount of our pension and post-retirement benefit costs and funding requirements. In FY 2020, the mortality assumption was revised to the sex-distinct Amount-Weighted Pri-2012 Mortality Tables for employees, healthy annuitants, and contingent survivors with mortality improvements projected using Scale MP-2019 on a generational basis. The decrease in discount rate from 3.96% to 3.64% as of September 2020 increased the benefit obligation. The net effect of changes to the assumptions and discount rate is an increase of approximately $1.6 million to the pension benefit obligation. However, we expect to recover substantially all our net periodic pension and other post-retirement benefit costs attributed to employees in accordance with NYPSC authorization. For financial reporting purposes, the difference between the amounts of such costs as determined under applicable accounting principles is recorded as either a regulatory asset or liability.

Preferred Stock and Temporary Equity

The Holding Company classifies conditionally redeemable convertible preferred shares, which includes preferred shares subject to redemption upon the occurrence of uncertain events not solely within control of the Holding Company, as temporary equity in the mezzanine section of the consolidated balance sheets, in accordance with the guidance enumerated in ASC No. 480 "Distinguishing Liabilities from Equity". The Company also analyzes the embedded conversion feature for bifurcation, based on whether the host instrument has more equity-like or debt-like characteristics. Dividends are recorded as a reduction to retained earnings and issuance costs reduce the initial proceeds and are then accreted over the life of the instrument to the redemption amount.

The Holding Company records mandatorily redeemable stock as a liability in accordance with FASB ASC No. 480. Dividends are recorded as interest expense and issuance costs are treated the same way as debt issuance costs.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains statements which, to the extent they are not recitations of historical facts, constitute "forward-looking statements" within the meaning of the Securities Litigation Reform Act of 1995 (“Reform Act”). The words "estimate", "project", "anticipate", "expect", "intend", "believe", "could" and similar expressions are intended to identify forward-looking statements. All such forward-looking statements are intended to be subject to the safe harbor protection provided by the Reform Act. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be achieved. As forward-looking statements, these statements involve risks, uncertainties and other factors that could cause actual results to differ materially from the expected results. Accordingly, actual results may differ materially from those expressed in any forward-looking statements. Factors that could cause results to differ materially from our management's expectations include, but are not limited to, those listed under Item 1A - "Risk Factors" of this Annual Report on Form 10-K for the fiscal year ended September 30, 2020, in addition to:

*	The impact of the COVID-19 pandemic,
*	The effect of an interruption in our supply of natural gas or electricity or a substantial increase in the price of natural gas or electricity,
*	Our ability to successfully negotiate new supply agreements for natural gas as they expire, on terms favorable to us, or at all,
*	The effect on our operations of any action by the NYPSC or PAPUC,
*	The effect of litigation,
*	The effect on our operations of unexpected changes in other applicable legal or regulatory requirements,
*	The amount of natural gas produced and directed through our pipeline by producers,
*	Our ability to obtain additional equity or debt financing to fund our capital expenditure plans and for general corporate purposes,
*	Our successful completion of various capital projects and the use of pipeline, compressor stations and storage by customers andcounterparties at levels consistent with our expectations,
*	Our ability to retain the services of our senior executives and other key employees,
*	Our vulnerability to adverse general economic and industry conditions generally and particularly the effect of those conditions on our major customers,
*	The effect of events in our transportation and delivery facilities, and
*	Competition to our gas supply and transportation business from other pipelines.

Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update any forward-looking statement in light of new information or future events.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are filed with this Form 10-K:

Report of Freed Maxick CPAs, P.C., Independent Registered Public Accounting Firm

Consolidated Financial Statements:

Consolidated Balance Sheets as of September 30, 2020 and 2019

Consolidated Statements of Income for the years ended September 30, 2020 and 2019

Consolidated Statements of Comprehensive Income for the years ended September 30, 2020 and 2019

Consolidated Statements of Changes in Stockholders’ Equity for the years ended September 30, 2020 and 2019

Consolidated Statements of Cash Flows for the years ended September 30, 2020 and 2019

Notes to Consolidated Financial Statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2020, the Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. Based upon the Company’s evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2020.

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

The Audit Committee of our Company’s Board of Directors meets with the independent public accountants and management periodically to discuss internal controls over financial reporting and auditing and financial reporting matters. The Audit Committee reviews with the independent public accountants the scope and results of the audit effort. The Audit Committee’s Report will be reported in the Proxy Statement issued in connection with the Company’s 2021 Annual Meeting of Stockholders.

The Company’s management, including the Company’s chief executive officer and chief financial officer, assessed the effectiveness of the Company’s internal controls over financial reporting as of September 30, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework from 2013. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our internal controls over financial reporting was effective as of September 30, 2020.

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

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated herein by reference to the Registrant’s definitive Proxy Statement relating to its 2021 Annual Meeting of Shareholders (the "Proxy Statement"), under the captions "Board of Directors," "Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Code of Business Conduct and Ethics" or an amendment to this Annual Report in Form 10-K. The Proxy Statement, or an amendment to this Annual Report on Form 10-K containing the required information, will be filed with the SEC prior to January 28, 2021.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 will be contained under the caption "Executive Compensation” in the Proxy Statement and incorporated herein by reference or an amendment to this Annual Report on Form 10-K. The Proxy Statement, or an amendment to this Annual Report on Form 10-K containing the required information, will be filed with the SEC prior to January 28, 2021.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required with respect to security ownership of certain beneficial owners will be set forth under the caption "Principal Stockholders" and "Equity Compensation Plan Information at September 30, 2020" in the Proxy Statement and incorporated herein by reference or an amendment to this Annual Report on Form 10-K. The Proxy Statement, or an amendment to this Annual Report on Form 10-K containing the required information, will be filed with the SEC prior to January 28, 2021.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 will be contained under the caption "Certain Relationships and Related Transactions" and "Director Independence" in the Proxy Statement and incorporated herein by reference or an amendment to this Annual Report on Form 10-K. The Proxy Statement, or an amendment to this Annual Report on Form 10-K containing the required information, will be filed with the SEC prior to January 28, 2021.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 will be contained under the caption "Audit Committee Report - Principal Accounting Fees and Services" in the Proxy Statement and incorporated herein by reference or an amendment to this Annual Report on Form 10-K. The Proxy Statement, or an amendment to this Annual Report on Form 10-K containing the required information, will be filed with the SEC prior to January 28, 2021.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statement Schedules (see Item 8 Financial Statements and Supplementary Data)

(b) Exhibits

Exhibits incorporated by reference for filings made before January 1, 1995 may be found in the Company's Commission File 0-643

Exhibit No.	Description
3.1	The Holding Company’s Certificate of Incorporation, (included as Exhibit B to the Proxy Statement/Prospectus forming portion of the Form S-4)
3.2	Second Amended and Restated By-laws of Corning Natural Gas Holding Corporation, effective February 6, 2018 (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K dated February 6, 2018)
3.7	Certificate of Amendment to the Certificate of Incorporation with respect to the number of shares of common stock and preferred stock filed with the Department of State of the State of New York on May 1, 2018 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated May 1, 2018)
3.8	Certificate of Amendment of the Certificate of Incorporation of Corning Natural Gas Holding Corporation authorizing 261,500 Shares of 6% Series A Cumulative Preferred Stock Filed with the Department of State of the State of New York on June 29, 2020 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated June 29, 2020)
4.4*	Corning Natural Gas Holding Corporation 2018 Employee Long-Term Incentive Plan (incorporated by reference to Appendix 1 of the Company’s definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 22, 2018)
10.1*	Employment Agreement dated November 30, 2006 between Michael German and the Company (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated November 30, 2006)
10.2*	Amended and Restated Severance Agreement effective August 18, 2006 between the Company and Kenneth J. Robinson (incorporated by reference to Exhibit 10.18 of the Company’s Current Report on Form 8-K dated August 14, 2006)
10.3*	First Amendment to Employment Agreement between Michael I. German and the Company dated December 31, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 10-Q dated August 12, 2009)

10. 4	Amended and Restated 2007 Stock Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 10-Q dated August 12, 2009)
10.14*	Settlement and Release Agreement between the Company and Thomas K. Barry dated December 30, 2011 (incorporated by reference to Exhibit 10.30 of the Company’s Registration Statement on Form S-1 (No. 333-182386), originally filed with the Securities and Exchange Commission on June 28, 2012)
10.16	Operating Agreement of the Leatherstocking Gas Company, LLC (incorporated by reference to Exhibit 10.32 of the Company’s Registration Statement on Form S-1 (No. 333-182386), originally filed with the Securities and Exchange Commission on June 28, 2012)
10.21*	Form of Restricted Stock Agreement – Officers under the Corning Natural Gas Corporation’s Amended and Restated 2007 Stock Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated December 11, 2012)
10.22*	Form of Restricted Stock Agreement - Non-employee Directors under the Corning Natural Gas Corporation’s Amended and Restated 2007 Stock Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated December 11, 2012)
10.32	Stock Purchase Agreement between the Holding Company and Article 6 Marital Trust under the First Amended and Restated Jerry Zucker Revocable Trust Dated April 2, 2007, dated April 7, 2014
10.33	Stock Purchase Agreement between the Holding Company and the Retirement Plan for the L.S. Starret Company with QCI Management, Inc., as Registered Investment Advisor dated April 14, 2014
10.34	Stock Purchase Agreement between the Holding Company and DBH, LLC with QCI Asset Management, Inc., as Registered Investment Advisor dated April 14, 2014
10.35	Stock Purchase Agreement between the Holding Company and Cold Spring Construction Profit Sharing Plan with QCI Asset Management, Inc., as Registered Investment Advisor dated April 14, 2014
10.37	Stock Purchase Agreement between the Holding Company and Timothy E. Delaney with QCI Asset Management, Inc., as Registered Investment Advisor dated April 14, 2014
10.38	Stock Purchase Agreement between the Holding Company and Robert B. Johnston dated April 16, 2014
10.48	Pledge and Security Agreement between Corning Natural Gas Holding Corporation and Mirabito Regulated Industries, LLC with Wayne Bank dated January 31, 2019 (incorporated by reference to Exhibit 10.6 of the September 2014 8-K)
10.49	Pledge and Security Agreement between Corning Natural Gas Holding Corporation and Mirabito Regulated Industries, LLC with Wayne dated January 31, 2019 (incorporated by reference to Exhibit 10.7 of the September 2014 8-K)
10.72	Loan Agreement between Leatherstocking Gas (Borrower) and Leatherstocking Pipeline (Guarantor) and Five Star Bank, dated July 11, 2016 (incorporated by reference to Exhibit 10.2 of the June 2016 10-Q)
10.73	General Security Agreement between Leatherstocking Gas and Five Star Bank dated July 11, 2016 (incorporated by reference to Exhibit 10.3 of the June 2016 10-Q)
10.74	General Security Agreement between Leatherstocking Pipeline and Five Star Bank dated July 11, 2016 (incorporated by reference to Exhibit 10.4 of the June 2016 10-Q)
10.79	Continuing Guaranty, dated August 31, 2016, from Corning Natural Gas Holding Corporation to M&T Bank with respect to the obligations of Pike County Light & Power Company to M&T Bank (incorporated by reference to Exhibit 10.5 on the September 2016 8-K)
10.87	Credit Agreement, dated August 31, 2020, between Corning Natural Gas Company and M&T Bank (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated August 31, 2020)
10.88	Multiple Disbursement Term Note, dated August 15, 2018, from Corning Natural Gas Corporation to M&T Bank in the maximum principal amount of $3,600,000 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated August 31, 2020)
10.89	General Security Agreement, dated August 31, 2020, from Corning Natural Gas Corporation to M&T Bank (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K dated August 31, 2020)
10.90	Replacement Credit Agreement, dated June 27, 2019, between Pike Light & Power Company and M&T Bank (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated May 23, 2018)
10.91	Replacement Term Note, dated May 23, 2018, from Pike Light & Power Company to M&T Bank in the initial principal amount of $11,200,000 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated May 23, 2018)
10.92	Continuing Guaranty, dated June 27, 2019, between Pike Light & Power Company and M&T Bank (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K dated May 23, 2018)
10.93	General Security Agreement, dated June 27, 2019, between Pike Light & Power Company and M&T Bank (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K dated May 23, 2018)
10.94	Multiple Disbursement Term Note, dated June 27, 2019, from Corning Natural Gas Corporation to M&T Bank in the maximum principal amount of $3,127,000, with Prepayment Premium Rider. (incorporated by reference to Exhibit 10.1 on the December, 31 2019 10-Q)
10.95	Multiple Disbursement Term Note, dated June 27, 2019 from Pike Light & Power Company to M&T Bank in the maximum principal amount of $2,072,000, with Prepayment Premium Rider. (incorporated by reference to Exhibit 10.2 on the December, 31 2019 10-Q)

10.96	Form of Series C Preferred Stock Purchase Agreement dated March 27, 2020 between Corning Natural Gas Holding Corporation and the Series C Preferred Stock Purchasers (incorporated by reference to Exhibit 10.1 on the March, 31 2020 10-Q)
10.97	Term Note under the U.S. Small Business Administration Paycheck Protection Program issued by Corning Natural Gas Holding Corporation on April 17, 2020 to M&T Bank in the principal amount of $970,900 (incorporated by reference to Exhibit 10.2 on the March, 31 2020 10-Q)
10.98	Term Note under the U.S. Small Business Administration Paycheck Protection Program issued by Pike County Light & Power Company on April 22, 2020 to M&T Bank in the principal amount of $137,200 (incorporated by reference to Exhibit 10.3 on the March, 31 2020 10-Q)
21**	Subsidiary of Company
23.1**	Consent of Freed Maxick CPA's, P.C.
24	Power of Attorney
31.1**	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act - Michael I. German
31.2**	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act - Charles A. Lenns
32.1***	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
101***	The following materials from the Corning Natural Gas Corporation Annual Report on Form 10-K for the period ended September 30, 2020, formatted in XBRL (eXtensible Business Reporting Language):

(i) the Consolidated Balance Sheets at September 30, 2020 and 2019
(ii) the Consolidated Statements of Income for the years ended September 30, 2020 and 2019
(iii) the Comprehensive Income Statements for the years ended September 30, 2020 and 2019
(iv) the Consolidated Statements of Changes in Stockholders' Equity for the years ended
September 30, 2020 and 2019
(v) the Consolidated Statements of Cash Flows for the years ended September 30, 2020 and 2019
(vi) related notes to the Consolidated Financial Statements

*	Indicates management contract or compensatory plan or arrangement
**	Filed herewith
***	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORNING NATURAL GAS HOLDING CORPORATION

Date: December ##, 2020	/s/ Michael I. German
Michael I. German
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December ##, 2020	/s/ Charles A. Lenns
Charles A. Lenns, Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: December ##, 2020	/s/ Michael I. German
Michael I. German, President and Chief Executive Officer and Director
(Principal Executive Officer)

Date: December ##, 2020	*
Henry B. Cook, Chairman of the Board of Directors

Date: December ##, 2020	*
Ted W. Gibson, Director

Date: December ##, 2020	*
Robert B. Johnston, Director

Date: December ##, 2020	*
Joseph P. Mirabito, Director

Date: December ##, 2020	*
William Mirabito, Director

Date: December ##, 2020	*
George J. Welch, Director

Date: December ##, 2020	*
John B. Williamson III, Director

*By: /s/ [Attorney-in-fact]

[Attorney-in-fact]

Attorney-in-fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Corning Natural Gas Holding Corporation

Corning, New York

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Corning Natural Gas Holding Corporation and subsidiaries (collectively, the “Company”) as of September 30, 2020 and 2019, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for the fiscal years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Rochester, NY

December 21, 2020

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets as of September 30,

Assets	2020	2019

Plant:
Utility property, plant and equipment	$139,743,289	$121,041,738
Less: accumulated depreciation	(30,853,644)	(29,263,612)
Total plant, net	108,889,645	91,778,126

Investments:
Marketable securities at fair value	2,193,112	2,184,170
Investment in joint ventures	264,640	2,597,919
	2,457,752	4,782,089
Current assets:
Cash and cash equivalents	411,700	314,341
Customer accounts receivable (net of allowance for
uncollectible accounts of $42,263 and $66,470, respectively)	2,330,342	2,436,221
Other accounts receivable	527,280	335,481
Related party receivables	9,032	5,818
Gas stored underground	995,341	1,238,826
Materials and supplies inventories	3,156,345	2,747,194
Prepaid expenses	1,801,883	1,726,353
Total current assets	9,231,923	8,804,234

Regulatory and other assets:
Regulatory assets:
Unrecovered electric and gas costs	1,966,184	1,122,459
Deferred regulatory costs	4,894,434	4,264,396
Deferred pension	7,352,839	7,294,641
Goodwill	918,121	—
Other	748,408	562,703
Total regulatory and other assets	15,879,986	13,244,199

Total assets	$136,459,306	$118,608,648

See accompanying notes to consolidated financial statements.

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets as of September 30,

	2020	2019
Liabilities and capitalization

Long-term debt, less current installments	$44,291,626	$37,939,785
Less: debt issuance costs	(241,057)	(276,885)
Total long-term debt	44,050,569	37,662,900

Redeemable preferred stock - Series A	6,484,545	5,186,812
(Authorized 261,500 shares. Issued and outstanding:
260,600 shares at September 30, 2020 and 210,600 shares at September 30, 2019, less issuance costs of $30,455 and $78,188, respectively)

Redeemable preferred stock - Series C	4,498,476	—
(Authorized 180,000 shares. Issued and outstanding:
180,000 shares at September 30, 2020 and -0- shares at September 30, 2019, less issuance costs of $1,524 and $0, respectively)

Current liabilities:
Current portion of long-term debt	6,271,068	4,260,846
Borrowings under lines-of-credit and short-term debt	7,698,269	6,875,752
Accounts payable	2,293,980	1,826,604
Accrued expenses	339,809	422,557
Customer deposits and accrued interest	1,617,976	1,403,139
Dividends declared	529,301	502,559
Total current liabilities	18,750,403	15,291,457

Deferred credits and other liabilities:
Deferred income taxes	7,575,832	6,209,336
Regulatory liabilities	3,243,054	3,557,481
Deferred compensation	1,366,256	1,391,924
Pension costs and post-retirement benefits	9,407,774	9,683,393
Other	193,945	240,747
Total deferred credits and other liabilities	21,786,861	21,082,881

Commitments and contingencies (see Note 14)	—	—

Temporary equity:
Redeemable convertible preferred stock - Series B
(Authorized 244,500 shares. Issued and outstanding:
244,263 shares at September 30, 2020 and 2019)	4,954,937	4,966,893

Common stockholders' equity:
Common stock ($.01 par value per share	30,725	30,470
($.01 par value per share. Authorized 4,500,000 shares. Issued and outstanding:
3,072,547 shares at September 30, 2020 and 3,047,060 at September 30, 2019)
Additional paid-in capital	28,144,702	27,745,837
Retained earnings	7,747,197	6,634,085
Accumulated other comprehensive income	10,891	7,313
Total common stockholders' equity	35,933,515	34,417,705

Total liabilities and capitalization	$136,459,306	$118,608,648

See accompanying notes to consolidated financial statements.

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income for the years ended September 30,

	2020	2019
Utility operating revenues:
Gas operating re venues	$25,385,218	$27,300,195
Electric operating revenues	7,000,667	8,239,784
Total utility operating revenues	32,385,885	35,539,979

Cost of sales:
Gas purchased	5,501,237	7,742,728
Electricity purchased	1,609,314	2,806,907
Total cost of sales	7,110,551	10,549,635

Gross margin	25,275,334	24,990,344

Costs and expense:
Operating and maintenance expense	11,277,571	10,969,038
Taxes other than income taxes	3,643,828	3,617,169
Depreciation	2,621,385	2,499,558
Other deductions, net	507,633	460,104
Total costs and expenses	18,050,417	17,545,869

Utility operating income	7,224,917	7,444,475

Other income and (expense):
Interest expense	(2,567,064)	(2,325,642)
Other expense	(656,892)	(616,403)
Investment income	182,111	52,095
Loss from joint ventures	(51,928)	(142,656)
Rental income	30,552	35,052

Income from utility operations before income taxes	4,161,696	4,446,921

Income tax expense	(960,338)	(1,322,689)

Net income	3,201,358	3,124,232
Less Series B Preferred Stock Dividends	244,263	244,263
Net income attributable to common stockholders	2,957,095	2,879,969

Weighted average earnings per share-
basic	$0.97	$0.95
diluted	$0.95	$0.94

Average shares outstanding - basic	3,060,233	3,035,479
Average shares outstanding - diluted	3,353,349	3,328,595

See accompanying notes to consolidated financial statements.

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income for the years ended September 30,

	2020	2019
Net income	$3,201,358	$3,124,232
Other comprehensive income:
Net unrealized gain on securities available for sale
net of tax of $1,212 and $11,693, respectively	3,578	16,851

Total comprehensive income	$3,204,936	$3,141,083

See accompanying notes to consolidated financial statements.

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity For the Years Ended September 30, 2020 and 2019

					Accumulated
			Additional		Other
	Number of	Common	Paid in	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Income	Total
Balances at September 30, 2018	3,021,851	$30,218	$27,320,162	$5,399,751	$90,593	$32,840,724

Adoption of accounting standard	—	—	—	100,131	(100,131)	—
Issuance of common stock	25,209	252	425,675	—	—	425,927
Dividends declared on common ($0.575 per share)	—	—	—	(1,745,766)	—	(1,745,766)
Dividends declared on Series B Preferred Stock ($1.00 per share)	—	—	—	(244,263)	—	(244,263)

Comprehensive income:
Change in unrealized gain on securities available for sale, net of income taxes	—	—	—	—	16,851	16,851
Net income	—	—	—	3,124,232	—	3,124,232
Balances at September 30, 2019	3,047,060	30,470	27,745,837	6,634,085	7,313	34,417,705

Issuance of common stock	25,487	255	379,360	—	—	379,615
Stock option expense	—	—	19,505	—	—	19,505
Dividends declared on common ($0.603 per share)	—	—	—	(1,843,983)	—	(1,843,983)
Dividends declared on Series B Preferred Stock ($1.00 per share)	—	—	—	(244,263)	—	(244,263)

Comprehensive income:
Change in unrealized gain on securities available for sale, net of income taxes	—	—	—	—	3,578	3,578
Net income	—	—	—	3,201,358	—	3,201,358
Balances at September 30, 2020	3,072,547	$30,725	$28,144,702	$7,747,197	$10,891	$35,933,515

See accompanying notes to consolidated financial statements.

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows for the years ended September 30,

	2020	2019
Cash flows from operating activities:
Net income	$3,201,358	$3,124,232
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	2,621,385	2,499,558
Amortization of debt issuance costs	109,512	109,977
Non-cash pension expenses	933,454	941,428
Regulatory asset amortizations	621,679	677,139
Stock issued for services and stock option expense	197,180	239,481
(Gain) loss on sale of marketable securities	(49,823)	3,994
Unrealized gain	(139,865)	(69,021)
Deferred income taxes	1,232,417	1,308,524
Bad debt expense	103,000	162,170
Loss from joint ventures	51,928	142,656

Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(113,216)	802,815
Gas stored underground	243,485	382,090
Materials and supplies inventories	(129,402)	(928,220)
Prepaid expenses	(63,856)	(258,323)
Unrecovered gas and electric costs	(843,725)	250,568
Deferred regulatory costs	(1,243,599)	(830,758)
Other	(185,705)	20,734
Increase (decrease) in:
Accounts payable	370,452	(1,420,772)
Accrued expenses	(76,839)	14,865
Customer deposits and accrued interest	214,837	175,741
Deferred compensation	(25,668)	(20,421)
Deferred pension costs & post-retirement benefits	(1,267,271)	(525,844)
Other liabilities and deferred credits	(223,361)	(195,174)
Net cash provided by operating activities	5,538,357	6,607,439

Cash flows from investing activities:
Sale of securities, net	184,324	91,286
Amount received from (paid to) related parties	(3,214)	200,513
Acquisition of business, net of cash acquired	(1,893,081)	—
Capital expenditures	(8,672,162)	(6,628,162)
Net cash used in investing activities	(10,384,133)	(6,336,363)

Cash flows from financing activities:
Net proceeds under lines-of-credit	(72,126)	213,395
Debt issuance costs paid	—	(36,411)
Cash received from sale of Series C preferred stock Net	4,498,394	—
Dividends paid	(1,859,564)	(1,784,830)
Proceeds under long-term debt	6,929,922	5,179,146
Repayment of long-term debt	(4,553,491)	(3,747,997)
Net cash provided by (used in) financing activities	4,943,135	(176,697)
Net increase in cash and cash equivalents	97,359	94,379
Cash and cash equivalents at beginning of year	314,341	219,962
Cash and cash equivalents at end of year	$411,700	$314,341

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$2,829,244	$1,973,206
Income taxes (refunded) paid	$(341,777)	14,165
Non-cash financing activities:
Dividends paid with shares	$201,940	$186,446
Number of shares issued as dividends	12,287	10,009

Supplemental disclosures of non-cash investing and financing activities:
Assumption of liabilities in business acquisition	$6,971,290	$—
Issuance of Series A preferred stock as consideration for business acquisition	$1,250,000	$—

See accompanying notes to consolidated financial statements.

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies

Corning Natural Gas Holding Corporation’s (the “Holding Company”) primary business, through its subsidiaries, Corning Natural Gas Corporation (“Corning Gas” or “Gas Company”), Pike County Light & Power Company (“Pike”), Leatherstocking Gas Company, LLC (“Leatherstocking Gas”) and Leatherstocking Pipeline, LLC (“Leatherstocking Pipeline”), is natural gas and electric distribution. Corning Gas provides gas on a commodity and transportation basis to its customers in the Southern Tier of New York State. Pike provides electric and gas service to customers in Pike County, Pennsylvania. As used in these notes, the term “the Company” refers to the consolidated operations of the Holding Company, the Gas Company and its dormant subsidiary Corning Natural Gas Appliance Corporation (the “Appliance Company’), Pike, and (from July 1, 2020) Leatherstocking Gas and Leatherstocking Pipeline. The Company follows the Uniform System of Accounts prescribed by the Public Service Commission of the State of New York (“NYPSC”) which has jurisdiction over and sets rates for New York State gas distribution companies and the Pennsylvania Public Utility Commission (“PAPUC”) which has jurisdiction over and sets rates for Pennsylvania gas and electric distribution companies. The Company’s regulated operations meet the criteria to and, accordingly, follow the accounting and reporting of the Financial Accounting Standard Board (“FASB”) ASC No. 980 “Regulated Operations”. The Company’s consolidated financial statements contain the use of estimates and assumptions for reporting certain assets, liabilities, revenue and expenses and actual results could differ from the estimates. The more significant accounting policies of the Company are summarized below.

(a) Principles of Consolidation and Presentation

The consolidated financial statements include the Holding Company and its wholly owned subsidiaries, Corning Gas, Pike, the Appliance Company and (from July 1, 2020) Leatherstocking Gas and Leatherstocking Pipeline. All intercompany accounts and balances have been eliminated.

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

The depreciation rate used for Corning Gas utility plant, expressed as an annual percentage of depreciable property, was 1.9% for the fiscal year ended September 30, 2020 (“FY 2020”) and 2.0% for the fiscal year ended September 30, 2019 (“FY 2019”). The NYPSC allows the Gas Company recovery in revenues to offset costs of building certain projects.

The depreciation rate used for Pike, expressed as an annual percentage of depreciable property, was 2.5% for FY 2020 and 2.1% FY 2019.

The depreciation rate used for the Leatherstocking Companies, expressed as an annual percentage of depreciable property, was 3.4% for FY 2020. The PAPUC allows Leatherstocking Gas to collect revenues from customers to offset cost of gas distribution system build out.

(d) Accounting for Impairment

FASB ASC No. 360-10-15, “Accounting for the Impairment or Disposal of Long-Lived Assets” establishes accounting standards to account for the impairment of long-lived assets, and certain identifiable intangibles. Under FASB ASC No. 360-10-15, the Company reviews assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. FASB ASC No. 360-10-15 also requires that a rate regulated enterprise recognize an impairment when regulatory assets are no longer probable of recovery. No impairment losses were incurred for the years ended September 30, 2020 and 2019.

(e) Marketable Securities

Marketable securities are intended to fund the Gas Company’s deferred compensation plan obligations. Such securities are reported at fair value based on quoted market prices. Unrealized gains and losses on debt securities classified as available for sale, net of the related income tax effect, are excluded from income, and reported as a component of accumulated other comprehensive income in stockholders’ equity until realized. Unrealized gains and losses on equity securities are included as a component of investment income in the consolidated statement of income. The cost of securities sold was determined using the specific identification method. For all investments in the unrealized loss position, none have been in an unrealized loss position for more than 12 months. None are other than temporary impairments based on management’s analysis of available market research. In FY 2020 and FY 2019, the Gas Company sold equity securities for realized gains (losses) included in earnings of $49,823 and ($3,994), respectively.

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

The Company has determined the fair value of certain assets through application of FASB ASC 820 “Fair Value Measurements and Disclosures”.

Fair value of assets and liabilities measured on a recurring basis at September 30, 2020 and 2019 are as follows:

Fair Value Measurements at Reporting Date Using:
	Fair Value	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Level 2	Level 3
September 30, 2020
Marketable securities	$2,193,112	$ 2,193,112	$—	$—

September 30, 2019
Marketable securities	$2,184,170	$ 2,184,170	$—	$—

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

(i) Gas Stored Underground

Gas stored underground is carried at an average unit cost method as prescribed by the NYPSC. Pike and Leatherstocking Gas do not have any gas storage.

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

As regulated utilities, the Company defers certain costs for future recovery. In a purely competitive environment, such costs might have been currently expensed. Accordingly, if the Company’s rate settings were changed from a cost-of-service approach and the Gas Company, Pike and Leatherstocking Gas were no longer allowed to defer these costs under FASB ASC No. 980, certain of these assets might not be fully recoverable. However, the Company cannot predict the impact, if any, of competition and continues to operate in a cost-of-service based regulatory environment. Accordingly, the Company believes that accounting under FASB ASC No. 980 is appropriate.

(m) Revenue Recognition

The Company has the obligation to deliver gas and electricity to its customers. As gas and electricity are immediately available for use upon delivery to the customer, the gas or electricity and its delivery are identifiable as a single performance obligation. The Company recognizes revenues as this performance obligation is satisfied over time as the Company delivers, and its customers simultaneously receive and consume, the gas or electricity. The amount of revenues recognized reflects the consideration the Company expects to receive in exchange for delivering the gas or electricity. Under their tariffs, the transaction price for full-service customers includes the Company’s energy cost and for all customers includes delivery charges determined based on customer class and in accordance with established tariffs and guidelines of the NYPSC or the PAPUC, as applicable. Accordingly, there is no unsatisfied performance obligation associated with these customers. The transaction price is applied to the Company’s revenue generating activities through the customer billing process. Because gas and electricity are delivered over time, the Company uses output methods that recognize revenue based on direct measurement of the value transferred, such as units delivered, which provides an accurate measure of value for the gas or electricity delivered.

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

Leatherstocking Gas recognizes revenues for gas service on a monthly billing cycle basis. Leatherstocking Gas does not record unbilled revenues. Leatherstocking Gas does not have a weather normalization clause as protection against severe weather.

In addition to weather normalization, the Gas Company has implemented a revenue decoupling mechanism (“RDM”). The RDM reconciles actual delivery service revenues to allowed delivery service revenues (which are based on the annual customer and volume forecasts in the last rate case) for certain residential customers. The Gas Company will refund or surcharge customers for differences between actual and allowed revenues. The shortfall or excess after the annual reconciliation will be surcharged or refunded to customers over a twelve-month period starting September 1st each year. Pike and Leatherstocking Gas do not have a revenue decoupling mechanism as part of their rate structure.

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

Gas purchases are recorded on readings of suppliers’ meters as of the end of each month. The Company’s rate tariffs include a Gas Adjustment Clause (“GAC”) or Gas Rate Clause (“GRC”) which adjusts rates to reflect changes in gas costs from levels established in the rate setting process. In order to match such costs and revenue, the NYPSC and PAPUC have provided for an annual reconciliation of recoverable GAC and GRC costs with applicable revenue billed. Any excess or deficiency in GAC and GRC revenue billed is deferred and the balance at the reconciliation date is either refunded to or recovered from customers over a subsequent twelve-month period.

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

(q) Revenue Taxes

The Gas Company collects state revenue taxes on residential delivery rates. The amount included in Revenue and Taxes other than Income Taxes was $300,286 and $300,876 in FY 2020 and FY 2019, respectively. Pike collects state taxes on total revenue. The amounts collected were $409,266 and $535,984 in FY 2020 and FY 2019, respectively.

(r) Stock Based Compensation

The Holding Company accounts for stock based awards in accordance with FASB ASC No. 718. The Holding Company awards restricted shares as compensation to our directors.  The shares awarded become unrestricted upon a director leaving the board.  Directors who also serve as officers of Corning Gas are not compensated for their service as directors. Since these shares are restricted, in recording compensation expense, the expense incurred is recorded at 25% less than the closing price of the stock on the day the stock was awarded. The fair value of stock options is determined using the Black Scholes option pricing model and expense recognition is based on the vesting provisions of the options granted.

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

For FY 2020, the impact of 10,000 stock options outstanding as of September 30, 2020 was determined to be anti-dilutive and were not included in diluted shares. There were no outstanding stock options as of September 30, 2019. The net income and average shares outstanding used to compute basic and diluted earnings per share for the years ended September 30, 2020 and September 30, 2019 are as follows:

	FY 2020	FY 2019
Net income attributable to common stockholders	$2,957,095	$2,879,969
Add Preferred B Dividends	244,263	244,263
Net income	$3,201,358	$3,124,232

Average shares outstanding - basic	3,060,233	3,035,479
Effect of Preferred B Shares	293,116	293,116
Average shares outstanding - diluted	3,353,349	3,328,595

(t) Collective Bargaining Agreement

The Company had 72 employees as of September 30, 2020, and 64 employees as of September 30, 2019. Of this total, approximately one third are members of the International Brotherhood of Electrical Workers Local 139 labor union working under an agreement effective until April 5, 2021.

(u) Joint Ventures

Through June 30, 2020, the Holding Company had a 50% investment in Leatherstocking Gas Company, LLC and Leatherstocking Pipeline Company, LLC. The investment and equity in both companies (collectively, “Joint Ventures”) has been recognized in the consolidated financial statements. On July 1, 2020, Leatherstocking Gas Company, LLC distributed it’s New York assets into a new joint venture of which the Holding Company owns 50% and the Holding Company acquired the remaining 50% interests in Leatherstocking Gas, LLC’s Pennsylvania assets and the remaining 50% interests in Leatherstocking Pipeline Company, LLC. See Note 16. The Holding Company has accounted for its equity investments using the equity method of accounting based on the guidelines established in FASB ASC No. 323. In applying the guidance of FASB ASC 323, the Holding Company recognized the investment in the Joint Ventures as an asset at cost. The investment will fluctuate in future periods based on the Holding Company’s allocable share of earnings or losses from the remaining Joint Venture which is recognized through earnings.

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

(w) Adoption of New Accounting Guidance

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

On October 1, 2018, we adopted ASU 2016-01 “Financial Instruments—Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”), ASC 606 – “Revenues from Contracts with Customers” (“ASC 606”) and ASU 2017-07 “Compensation – Retirement Benefits”.

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

On October 1, 2018 we adopted ASC 606 using the modified retrospective method, whereby the cumulative effect of the adoption is required to be recorded as an adjustment to retained earnings. For FY 2019, the Company recognized revenues from contracts with customers in accordance with ASC 606. The revenues recognized were equivalent to the revenues that would have been recognized had the Company not adopted ASC 606 and had recognized all revenues in accordance with ASC 605 – Revenue Recognition (“ASC 605”). No prior period adjustment or charge to retained earnings for cumulative impact was required as a result of the Company’s adoption of ASC 606. ASC 606 also provides for certain other disclosures which are included in Note 2.

In March 2017, the FASB issued ASU 2017-07 “Compensation – Retirement Benefits” which amends the guidance related to the presentation of net periodic pension cost and net periodic postretirement benefit cost. The new guidance requires segregation of the service cost component from the other components of net periodic pension cost and net periodic postretirement benefit cost for financial reporting purposes. The service cost component is to be presented on the income statement in the same line items as other compensation costs included within Operating and maintenance expenses and the other components of net periodic pension cost and net periodic postretirement benefit cost are to be presented on the income statement below the subtotal labeled Utility operating income. Under this guidance, the service cost component is eligible to be capitalized as part of the cost of inventory or property, plant and equipment while the other components of net periodic pension cost and net periodic postretirement benefit cost are generally not eligible for capitalization, unless allowed by a regulator. The Company adopted this guidance effective October 1, 2018.

(x) New Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326), which provides a model, known as the current expected credit loss model, to estimate the expected lifetime credit loss on financial assets, including trade and other receivables, rather than incurred losses over the remaining life of most financial assets measured at amortized cost. The guidance also requires use of an allowance to record estimated credit losses on available-for-sale debt securities. The new standard is effective for annual and interim periods beginning after December 15, 2022. The Company is currently evaluating the impact of the guidance on their consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU No. 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans, which amends the existing guidance relating to the disclosure requirements for Defined Benefit Plans. The new standard is effective for fiscal years ending after December 15, 2020. The Company is currently evaluating the impact of the guidance on their consolidated financial statements and related disclosures.

In August 2020, the FASB issued ASU No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The new standard is effective for annual and interim periods beginning after December 15, 2021. The Company is currently evaluating the impact of the guidance on their consolidated financial statements and related disclosures.

(2) Revenue from Contracts with Customers

The following tables present revenue from contracts with customers as defined in ASC 606, as well as additional revenue from sources other than contracts with customers, disaggregated by major source.

	For the year ended September 30, 2020
	Revenues from contracts with customers	Other revenues (a)	Total utility operating revenues
Corning Gas:
Residential gas	$14,627,661	$134,775	$14,762,436
Commercial gas	2,081,125	—	2,081,124
Transportation	4,359,621	177,991	4,537,612
Street lights gas	390	—	390
Wholesale	1,731,433	—	1,731,433
Local production	694,237	—	694,237
Total Corning Gas	23,494,467	312,766	23,807,233

Pike:
Residential gas	1,139,761	2,932	1,142,693
Commercial gas	303,961	—	303,961
Total Pike retail gas	1,443,722	2,932	1,446,654

Residential electric	3,449,852	139,178	3,589,030
Commercial electric	3,288,582	—	3,288,582
Electric – street lights	123,055	—	123,055

Total Pike retail electric	6,861,489	139,178	7,000,667

Total Pike	8,305,211	142,110	8,447,321

Leatherstocking Companies (from July 1, 2020):
Residential gas	47,117	—	47,117
Commercial gas	31,031	—	31,031
Industrial Sales	53,183	—	53,183
Total Leatherstocking Companies	131,331	—	131,331

Total consolidated utility operating revenue	$31,931,009	$454,876	$32,385,885

	For the year ended September 30, 2019
	Revenues from contracts with customers	Other revenues (a)	Total utility operating revenues
Corning Gas:
Residential gas	$15,405,942	$583,941	$15,989,883
Commercial gas	2,453,170	(148,718)	2,304,452
Transportation	4,378,121	—	4,378,121
Street lights gas	468	—	468
Wholesale	2,236,053	—	2,236,053
Local production	698,203	—	698,203
Total Corning Gas	25,171,957	435,223	25,607,180

Pike:
Residential gas	1,321,742	16,718	1,338,460
Commercial gas	354,555	—	354,555
Total Pike retail gas	1,676,297	16,718	1,693,015

Residential electric	3,882,291	121,963	4,004,254
Commercial electric	4,108,681	—	4,108,681
Electric – street lights	126,849	—	126,849
Total Pike retail electric	8,117,821	121,963	8,239,784

Total Pike	9,794,118	138,681	9,932,799

Total consolidated utility operating revenue	$34,966,075	$573,904	$35,539,979

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

(3) Utility Property, Plant and Equipment

The following table summarizes fixed assets included in utility property, plant and equipment on the Holding Company’s Consolidated Balance Sheets at September 30, 2020 and 2019:

	2020	2019
Utility Plant	$5,071,273	$5,037,937
Poles & Line	16,747,567	14,980,190
Pipeline	62,778,752	53,846,773
Structures	40,492,351	33,436,173
Land	1,825,453	1,787,034
Construction Work in Progress	5,208,487	3,892,686
All Other	7,619,406	8,060,945
	$139,743,289	$121,041,738

Useful lives for the above assets range from 35 to 55 years for utility plant, 30 to 65 years for poles and line, 66 years for pipeline, from 45 to 47 years for structures, 50 to 65 years for land rights and 5 to 25 years for all other and corporate fixed assets. Utility plant includes station equipment, services, meters, regulators including all costs to install those assets. Poles and line include poles, line and conductors. Total mains installed are represented in pipeline. Structures include both regulator station buildings and office and operations buildings. All other plant includes all general plant except for buildings and land and land rights. Accumulated depreciation as of September 30, 2020 and 2019 was $30,853,644 and $29,263,612 respectively. Depreciation expense for FY 2020 and FY 2019 was $2,621,385 and $2,499,558 respectively.

(4) Marketable Securities

A summary of the marketable securities at September 30, 2020 and 2019 is as follows:

	Cost Basis	Unrealized Gain	Unrealized Loss	Market Value
September 30, 2020:
Cash and equivalents	$120,559	$—	$—	$120,559
Metlife stock value	30,701	—	—	30,701
Government and agency bonds	143,960	9,312	—	153,272
Corporate bonds	143,196	3,951	—	147,147
Mutual funds	42,664	2,414	—	45,078
Corning Preferred A Stock	572,875	45,830	—	618,705
Equity securities	788,793	265,654		1,054,447
Commodities	21,881	1,322	—	23,203
Total securities	$1,864,629	$328,483	$—	$2,193,122

September 30, 2019:
Cash and equivalents	$64,457	$—	$—	$64,457
Metlife stock value	39,810	—	—	39,810
Government and agency bonds	229,850	8,024	—	237,874
Corporate bonds	190,113	2,477	—	192,590
Mutual funds	22,359	486	—	22,845
Corning Preferred A Stock	572,875	41,247	—	614,122
Equity securities	866,600	145,872	—	1,012,472
Total securities	$1,986,064	$198,106	$—	$2,184,170

The government and agency bonds have contractual maturity dates between January 5, 2022 and March 15, 2027. The contractual maturity dates for the corporate bonds are from August 15, 2021 to April 17, 2028.

(5) Regulatory Matters

Below is a summary of the Gas Company’s deferred regulatory assets as of September 30, 2020 and 2019:

	2020	2019
Unrecovered gas and electric costs	$1,966,184	$1,122,459
Deferred regulatory costs	4,894,434	4,264,396
Deferred pension costs	7,352,839	7,294,641
Total regulatory assets	$14,213,457	$12,681,496

Unrecovered gas costs arise from an annual reconciliation of certain gas revenue and costs (as described in Note 1) and are recoverable in customer rates in the year following the reconciliation.

The following table summarizes deferred regulatory costs at September 30, 2020 and 2019:

	2020	2019
2016 rate case costs	$158,353	$253,353
2020 rate case costs	443,597	—
Deferred interest costs	740,612	478,433
Income tax assets and reconciliation	1,467,419	1,211,017
Storm costs	1,086,215	1,228,854
Leak repair costs	349,547	349,547
Delivery rate deferral	513,605	548,049
All other regulatory costs, net	135,086	195,143
Total	$4,894,434	$4,264,396

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

In fiscal year 2015 the Gas Company determined that it met the criteria to record the minimum pension liability as a regulatory asset in accordance with FASB ASC 980-715-25-5. As a result of this change in estimate, amounts previously recorded as Accumulated OCI, net of tax has been recorded as regulatory assets in the current year in accordance with ASC 980-715-25-8, as well as a related deferred tax liability. The amount of the regulatory asset was $6,307,265 as of September 30, 2020 and $6,520,833 as of September 30, 2019. For periods after the fiscal year ended September 30, 2015, there will be no change to OCI because of the change in estimate. Factors considered included: (1) consistent recovery of the pension costs on an accrual basis historically and in the current rate case, (2) no indication of expected changes to recovery, and (3) the existence of a reconciliation process to track the recovery of these costs. For these reasons management determined the Gas Company met the criteria as set forth in ASC 980-725-25-5.

Also included in pension costs and post-retirement benefits is approximately $1,045,574 and $773,807 for fiscal years 2020 and 2019, respectively, for regulatory assets and (liabilities) related to pension and post-retirement costs. These amounts include both amounts approved to be amortized in the previous rate case and amounts being accumulated for the next rate case.

The Company expects to recover the cost of its regulatory assets. The Company expects that regulatory assets other than deferred unrecovered gas costs and deferred pension costs related to minimum pension liability will be fully recoverable from customers by the end of its next rate case.

Total Regulatory Assets on the Consolidated Balance Sheets as of September 30, 2020 amount to $14,213,457 compared to $12,681,496 at September 30, 2019. The Regulatory Assets include $1,435,762 at September 30, 2020 and $1,544,347 at September 30, 2019 that is subject to Deferred Accounting Petitions and $2,463,304 at September 30, 2020 and $1,545,857 at September 30, 2019 that that will be considered in the Company’s next base rate case. The remaining items in regulatory assets are either approved in rates, part of annual reconciliations approved by the NYSPSC and PAPUC or approved through various commission directives.

(6) Long-term Debt

Long-term debt, including the current portion, was as follows at September 30, 2020 and 2019:

	2020	2019

Note Payable - fixed interest rate of 4.16% with monthly installments through November 2027	$21,978,316	$24,549,520
Note Payable - fixed interest rate of 4.92% with monthly installments through May 2028	9,064,012	10,010,035
Multiple Disbursement Note – variable interest rate through October 2018, fixed at 4.92% thereafter, with monthly installments through November 2028	3,035,067	3,335,974
Multiple Disbursement Note – variable interest rate through October 2019, fixed at 3.51% thereafter, with monthly installments through November 2029	2,887,401	1,836,662

Multiple Disbursement Note – variable interest rate through October 2019, fixed at 3.51% thereafter, with monthly installments through November 2029	1,955,778	1,643,043
Multiple Disbursement Note – variable interest rate through October 2020, fixed at 3.50% thereafter, with monthly installments through November 2030	3,687,741	—
Note Payable – fixed interest rate of 4.89% with monthly installments through February 2029	431,485	479,627
Note Payable – fixed interest rate of 4.75% with monthly installments through February 2029	5,223,833	—
Note Payable – fixed interest rate of 4.75% with monthly installments through February 2029	560,752
Payroll Protection Program loans – fixed interest rate of 1.00% due November 2021 if not forgiven	1,173,591	—
Vehicle loans - variable interest rate ranging from 4.81% to 5.83%	564,718	345,770
Total long-term debt	50,562,694	42,200,631
Less current installments	6,271,068	4,260,846
Long-term debt less current installments	$44,291,626	$37,939,785

The aggregate maturities of long-term debt for each of the five years subsequent to September 30, 2020 are as follows:
2021	$6,271,068
2022	$6,178,252
2023	$5,687,656
2024	$6,007,762
2025	$6,210,093

On August 31, 2020, the Gas Company entered into a fourth amended replacement and restated credit agreement (“the August 2020 Credit Agreement”) with M&T Bank (“M&T”). The August 2020 Credit Agreement governs the Gas Company’s term note from November 2017 with an original principal of $29,000,000, the Gas Company’s multiple disbursement notes, and the Gas Company’s $8.0 million line of credit loan is subject to customary debt covenants. On November 30, 2017, the Gas Company entered into a long-term debt agreement with M&T for $29 million at a fixed rate of 4.16% with a ten year maturity. Principal and interest payments on this term note commenced on December 30, 2017, with 120 consecutive monthly payments of $296,651 due on the last day of each month, with the unpaid principal and any unpaid interest due and payable in full on November 30, 2027. This term note may be prepaid upon payment of a prepayment premium equal to the greater of 1% of the amount prepaid or the present value of the spread between the 4.16% fixed interest rate and the then current “market rate” based on the most recent U.S. Treasury Obligations with a term corresponding to the remaining period to the maturity date. This term note is subject to the terms of the August 2020 Credit Agreement.

On May 23, 2018, Pike entered into a credit agreement (the “May 2018 Credit Agreement”) with M&T and refinanced its outstanding loan with M&T, issuing an $11.2 million term note pursuant to the May 2018 Credit Agreement. The note bears interest at 4.92%. The note is payable in 119 consecutive monthly payments of $118,763 plus accrued interest, beginning on June 23, 2018 with a final payment of unpaid principal and interest on the maturity date of May 23, 2028. The note is secured by all personal property of Pike. Pike will owe a pre-payment penalty of 1% on any pre-paid principal made in advance of the maturity date. Loan is subject to customary debt covenants.

On August 15, 2018, the Gas Company entered into a $3.6 million multiple disbursement term note with M&T which permitted draws from time to time in accordance with its terms until October 31, 2018 at which time amounts outstanding under the note totaling $3.6 million converted to a ten year term loan to be payable in 119 equal monthly installments with an additional final installment of unpaid principal and interest due on November 30, 2028. Before converting to a term loan, the note bore interest at the one-month LIBOR rate plus 3%. After October 31, 2018, the interest rate was fixed at 4.92%. Additional terms of this note are substantially the same as those in the November 2017 Credit Agreement. This term note is subject to the terms of the August 2020 Credit Agreement.

On June 27, 2019, the Gas Company entered into a $3.127 million multiple disbursement term note with Manufactures and Traders Trust Company Bank (“M&T”) which permitted draws from time to time for capital expenditures in accordance with its terms until October 31, 2019 at which time amounts outstanding under the note totaling $3.127 million converted to a ten year term loan, payable in 119 equal monthly installments with an additional final installment of unpaid principal and interest due on November 30, 2029.  Before converting to a term loan, borrowings on the note had a variable interest rate of the one-month LIBOR rate plus 3%. After October 31, 2019, the interest rate was fixed at 3.51%.   This term note is subject to the terms of the August 2020 Credit Agreement.

On June 27, 2019, Pike entered into a $2.072 million multiple disbursement term note with M&T which permitted draws from time to time for capital expenditures in accordance with its terms until October 31, 2019 at which time amounts outstanding under the note totaling $2.072 million converted to a ten year term loan, payable in 119 equal monthly installments with an additional final installment of unpaid principal and interest due on November 30, 2029.  Before converting to a term loan, borrowings on the note had a variable interest rate of the one-month LIBOR rate plus 3%.  After October 31, 2019, the interest rate was fixed at 3.51%.   This term note is subject to the terms of the August 2020 Credit Agreement.

On August 31, 2020, Corning Gas entered into a $3.718 million multiple disbursement term note with M&T which permitted draws from time to time to pay down $250,000 of existing M&T debt and for capital expenditures in accordance with its terms until October 31, 2020 at which time amounts outstanding under the note totaling $3.718 million converted to a ten year term loan, payable in 119 equal monthly installments with an additional final installment of unpaid principal and interest due on November 30, 2030.  Before converting to a term loan, borrowings on the note had a variable interest rate of 3.0% plus the greater of one-month LIBOR or 0.5%.  After October 31, 2020, the interest rate was fixed at 3.5%.  This term note is subject to the terms of the August 2020 Credit Agreement.

On December 4, 2018, Pike entered into a demand note with M&T for $510,000, payable in 364 days unless otherwise converted into a term note.  On February 1, 2019 Pike converted the $510,000 demand note to a 10 year term loan with a fixed interest rate of 4.89% and monthly principal and interest payments of $5,397.

On March 11, 2019, Leatherstocking Gas received a $6,000,000 ten year term loan from Wayne Bank. Most of the borrowed funds were used to retire debt from a predecessor lender. The interest rate for the first five years of the loan is a fixed rate of 4.75%. For years six through ten, the rate will be equal to the five year U.S. Treasury rate plus 2.25%. Prepayment penalties apply. The loan is secured by Leatherstocking Gas and Leatherstocking Pipeline assets, and is guaranteed by Leatherstocking Pipeline. The monthly principal and interest payment for this loan is $ 63,108. The term loan is subject to the terms of a March 2019 Credit Agreement.

On August 30, 2019, Leatherstocking gas received a $615,000 9.5 year term loan from Wayne Bank. This loan was designed to mirror the $6 million term loan described above. The interest rate for the first 4.5 years of the loan is a fixed rate of 4.75%. For years six through ten, the rate will be equal to the five year U.S. Treasury rate plus 2.25%. Prepayment penalties apply. The loan is secured by Leatherstocking Gas and Leatherstocking Pipeline assets and is guaranteed by Leatherstocking Pipeline. The monthly principal and interest payment for this loan is $ 6,745. The term loan is subject to the term of an August 2019 credit agreement.

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

On July 7, 2020, Leatherstocking received a $65,491 loan under the U.S. Small Business Administration’s Payroll Protection Program. All or a portion of this loan may be forgiven as part of the program. Payments on any amount not forgiven are expected to be deferred for six months, then paid back over a 54 month amortization period. Interest accrues at 1.0% The proceeds from this loan are restricted as to use and cannot be used to retire existing debt.

The Company was in compliance with all of its loan covenants as of September 30, 2020.

(7) Lines of Credit

The Gas Company has a revolving line of credit of $8.0 million with M&T subject to the August 2020 Credit Agreement. Outstanding amounts bear interest at a variable rate determined by the Gas Company’s funded debt to EBITDA ratio calculated ninety days after the end of each quarter added to the daily LIBOR rate. This line was renewed under the same terms with no expiration date. The amount outstanding under this line on September 30, 2020 was approximately $5.1 million with an interest rate of 4.66%. The maximum amount outstanding during FY 2020 was $6,803,816.

On August 31, 2016, Pike entered into an agreement with M&T for a $2.0 million revolving line of credit at an interest rate equal to LIBOR plus 2.75% with principal repayable on demand by the lender. This line was renewed under the same terms with no expiration date. The amount outstanding under this line on September 30, 2020 was approximately $1.5 million with an interest rate of 2.94%. The maximum amount outstanding during FY 2020 was $1,964,824. The agreement contains various affirmative and negative covenants of Pike including, (i) a total funded debt to tangible net worth ratio of not greater than 1.4 to 1.0, (ii) a total funded debt to EBITDA ratio of not greater than 3.75 to 1.0, and (iii) a minimum cash flow overage of not less than 1.1 to 1.0, with each of the financial covenants measured quarterly based on Pike’s trailing twelve month operating performance and fiscal quarterly financial statements commencing with the period ended September 30, 2017; compliance, accounting, and financial statement requirements, and prohibitions on changes in management or control, any sale of all or substantially all of its assets, acquisitions of substantially all the asset of any other entity, or other material changes to its business, purposes, structure or operations which could materially adversely affect Pike.

On March 11, 2019, Leatherstocking Gas extended an existing $1 million line of credit from Wayne Bank to a maximum amount of $1,500,000. The line of credit is for an indefinite period, is guaranteed by Leatherstocking Pipeline, and is secured by Leatherstocking Gas and Leatherstocking Pipeline assets. The interest rate on funds borrowed under the line of credit is the prime rate (3.25% at September 30, 2020). The amount outstanding under this line on September 30, 2020 was approximately $1.1 million. The line of credit is subject to a March 2019 credit agreement.

(8) Preferred Stock

Series A Cumulative Preferred Stock accrues cumulative dividends at a rate of 6.0% of the liquidation preference per share ($25.00) and are expected to be paid on or about the 14th day of April, July, October and January of each year starting October 14, 2016. The dates of record for the dividends, if any, will be March 31, June 30, September 30 and December 31, immediately preceding the relevant dividend payment date. On September 30, 2023, outstanding shares of Series A Cumulative Preferred Stock will mature and be redeemed solely in cash at a redemption price equal to the liquidation preference per share plus an amount equal to all accrued but unpaid dividends subject to our having funds legally available for redemption under New York law. In the event of a fundamental change as defined on the Certificate of Amendment to the Certificate of Incorporation, holders of Series A Cumulative Preferred Stock have the right to redeem their shares at a redemption price equal to the liquidation preference per share plus an amount equal to all accrued but unpaid dividends prior to the effective date of the fundamental change subject to our having funds legally available for such redemption under New York law. A fundamental change is generally defined as a change of control of the Holding Company. The holders of Series A Cumulative Preferred Stock will have no voting rights except as specifically required by New York laws or by the Charter, as amended by the Certificate of Amendment, which allows voting rights under specific circumstances. If dividends on shares of Series A Cumulative Preferred Stock have not been declared and paid for eight or more consecutive dividend periods, the holders of Series A Cumulative Preferred Stock and Series B Convertible Preferred Stock, voting together as a single class with holders of all other preferred stock of equal rank having similar voting rights, will be entitled at our next special or annual meeting of shareholders to vote for the election of a total of one additional member of our Board of Directors, subject to certain limitations. On July 1, 2020, 50,000 shares of the Company’s 6% Series A Cumulative Preferred Stock valued at $1.25 million were issued in conjunction with the Company’s acquisition of the previously unowned interests in the Leatherstocking Companies.

The Series A Cumulative Preferred Stock will, with respect to both dividend rights and rights upon liquidation, winding-up or dissolution of the Corporation, rank: (i) senior to all classes or series of the Corporation’s Common Stock; (ii) senior to any other class or series of the Corporation’s capital stock issued in the future, unless the terms of that capital stock expressly provide that it ranks senior to, or on parity with, the Series A Cumulative Preferred Stock; (iii) on parity with any class or series of the Corporation’s capital stock, the terms of which expressly provide that it will rank on parity with the Series A Cumulative Preferred Stock, including without limitation, the Series B Convertible Preferred Stock and the Series C Cumulative Preferred Stock; and (iv) junior to any other class of series of the Corporation’s capital stock, the terms of which expressly provide that it will rank senior to the Series A Cumulative Preferred Stock, none of which exists on the date hereof, and the issue of which would be subject to the approval of a majority of the outstanding shares of Preferred Stock voting as a class; and (v) subject to funds legally available and payment of or provision for the Corporation’s debts and other liabilities.

In accordance with FASB ASC No. 480, because of the mandatory redemption feature, Series A Cumulative Preferred Stock is treated as a liability. The issuance costs are treated as debt issuance costs and will be amortized over the life of the instrument and a direct reduction of the Preferred A shares on the balance sheet. Unamortized debt issuance costs were $30,455 and $78,188 at September 30, 2020 and 2019, respectively. Dividends are recorded as interest expense. As of September 30, 2020, $97,725 was accrued for the dividend paid on October 15, 2020. As of September 30, 2019, $78,975 was accrued for the dividend paid on October 15, 2019. Preferred A dividends recorded as interest expense for FY 2020 and FY 2019 were $334,650 and $315,000, respectively.

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

The Series B Convertible Preferred Stock will, with respect to both dividend rights and rights upon liquidation, winding-up or dissolution of the Corporation, rank: (i) senior to all classes or series of the Corporation’s Common Stock; (ii) senior to any other class or series of the Corporation’s capital stock issued in the future, unless the terms of that capital stock expressly provide that it ranks senior to, or on parity with, the Series B Convertible Preferred Stock; (iii) on parity with any class or series of the Corporation’s capital stock, the terms of which expressly provide that it will rank on parity with the Series B Convertible Preferred Stock, including without limitation, the Series A Cumulative Preferred Stock and the Series C Cumulative Preferred Stock; and (iv) junior to any other class of series of the Corporation’s capital stock, the terms of which expressly provide that it will rank senior to the Series B Convertible Preferred Stock, none of which exists on the date hereof, and the issue of which would be subject to the approval of a majority of the outstanding shares of Preferred Stock voting as a class; and (v) subject to funds legally available and payment of or provision for the Corporation’s debts and other liabilities.

In accordance with FASB ASC No. 480, Series B Cumulative Preferred Stock is not considered mandatorily redeemable as a result of the conversion feature presenting a contingency related to the redemption dates. Accordingly, this is not considered a liability. However, as a result of the decision related to conversion and not reaching redemption resting with the holder, this instrument has been classified as temporary equity in accordance with ASC 480. The Company determined that bifurcation of the embedded conversion option feature was not required. Upon conversion, the instrument would be reclassified as permanent equity. Dividends will be recorded each period in the consolidated statement of changes in stockholders’ equity and began to accrue July 1, 2016. As of September 30, 2020, $61,066 was accrued for dividends paid on October 15, 2020. As of September 30, 2019, $61,065 was accrued for dividends paid on October 15, 2019. The issuance costs of approximately $150,000 reduce the initial proceeds and will be accreted until redemption or conversion.

Effective March 27, 2020, the Holding Company issued 180,000 shares of newly authorized 6% Series C Cumulative Preferred Stock at $25.00 per share, for gross proceeds of $4,500,000. Series C Cumulative Preferred Stock accrues cumulative dividends at a rate of 6.0% of the liquidation preference per share ($25.00) and are expected to be paid on or about the 14th day of April, July, October and January of each year starting July 14, 2020. The dates of record for the dividends, if any, will be March 31, June 30, September 30 and December 31, immediately preceding the relevant dividend payment date. On September 30, 2026, outstanding shares of Series C Cumulative Preferred Stock will mature and be redeemed solely in cash at a redemption price equal to the liquidation preference per share plus an amount equal to all accrued but unpaid dividends subject to our having funds legally available for redemption under New York law. In the event of a fundamental change as defined on the Certificate of Amendment to the Certificate of Incorporation, holders of Series C Cumulative Preferred Stock have the right to redeem their shares at a redemption price equal to the liquidation preference per share plus an amount equal to all accrued but unpaid dividends prior to the effective date of the fundamental change subject to our having funds legally available for such redemption under New York law. A fundamental change is generally defined as a change of control of the Holding Company. The holders of Series C Cumulative Preferred Stock will have no voting rights except as specifically required by New York laws or by the Charter, as amended by the Certificate of Amendment, which allows voting rights under specific circumstances. The proceeds of this issuance were used to buy the previously unowned interests in the Leatherstocking Companies and to finance capital improvement projects at Pike and Corning.

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

In accordance with FASB ASC No. 480, because of the mandatory redemption feature, Series C Cumulative Preferred Stock is treated as a liability. The issuance costs are treated as debt issuance costs and will be amortized over the life of the instrument and a direct reduction of the Preferred C shares on the balance sheet. Unamortized debt issuance costs were $1,524 and $0 at September 30, 2020 and 2019, respectively. Dividends are recorded as interest expense. As of September 30, 2020, $67,500 was accrued for the dividend paid on October 15, 2020. There were no dividends accrued as of September 30, 2019 as no shares of Preferred C Cumulative Preferred Stock were issued and outstanding. Preferred C dividends recorded as interest expense for FY 2020 and FY 2019 were $141,750 and $0, respectively.

(9) Stockholders’ Equity and Stock-based Compensation

For FY 2020, there were a total of 25,487 shares of common stock issued for $177,675 of services and $201,940 in connection with the DRIP (dividend reinvestment program). For FY 2019, there were a total of 25,209 shares of common stock issued for $239,481 of services and $186,446 in connection with the DRIP (dividend reinvestment program). Shares issued were as follows:

	Year ended September 30, 2020		Year ended September 30, 2019
	Shares	Amount	Shares	Amount
Dividend reinvestment program (DRIP)	12,287	$201,940	10,009	$186,446
Directors	12,600	167,041	12,600	189,782
Leatherstocking Gas Company	600	10,634	600	11,699
Officers	—	—	2,000	38,000
Total	25,487	$379,615	25,209	$425,927

Stock Options:

On August 31, 2020, immediately vested options to purchase 10,000 shares of the Company’s common stock were issued to the Company’s new CFO. There were no stock options outstanding as of October 1, 2018 and no options were issued during FY 2019. The following table summarizes this activity:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life (years)
Outstanding at September 30, 2019	—	—	—
Granted	10,000	$16.50	9.92
Exercised	—	—	—
Expired or Forfeited	—	—	—
Outstanding at September 30, 2020	10,000	$16.50	9.92

The Black-Scholes-Merton option pricing model was used to estimate the fair value of share-based awards under FASB ASC Topic 718. The Black-Scholes-Merton option pricing model incorporates various and highly subjective assumptions, including expected term and share price volatility.

The expected term of options granted was estimated to be the average of the vesting term, historical exercise and forfeiture rates, and the contractual life of the option. The share price volatility at the grant date is estimated using historical stock prices based upon the expected term of the options granted. The risk-free interest rate assumption is determined using the rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued.

The following table summarizes the assumptions used to compute the fair value of the stock options granted:

Year ended September 30, 2020
Assumptions for Black-Scholes:
Expected term in years	5.0
Volatility	22.55%
Risk-free interest rate	0.28%
Dividend yield	3.52%

Value of options granted:
Weighted average fair value per option	$1.95
Fair value of options granted	$19,505

Dividends:

Dividends on shares of common stock are accrued when declared by the board of directors. As of September 30, 2020, $468,235 was accrued for dividends paid on October 15, 2020 to stockholders of record on September 30, 2020. As of September 30, 2019, $441,494 was accrued for dividends paid on October 15, 2019 to stockholders of record on September 30, 2019. Total dividends for FY 2020 and FY 2019 were $1,843,983 and $1,745,766, respectively.

(10) Investment in Joint Ventures

The Holding Company had an interest in Leatherstocking Gas and Leatherstocking Pipeline, each of which was a joint venture with Mirabito Regulated Industries, LLC (“Mirabito”), accounted for by the equity method. On July 1, 2020, Leatherstocking Gas Company, LLC distributed to its members franchises, engineering and gas pipeline assets located in New York having a book value of $0.532 million. These assets were then contributed to the equity of Leatherstocking Gas Company of New York, Inc. The Company owns 50% of the common shares of the newly formed Leatherstocking Gas Company of New York, Inc. and accounts for this investment using the equity method of accounting. Mirabito has the option to acquire the Company’s interests in Leatherstocking Gas Company of New York, Inc., for a purchase price of $100,000, beginning on the earlier of a change in control of the Company, or July 1, 2021, and ending on June 30, 2023. If this option remains unexercised on June 30, 2023, The Company has the option for sixty days to acquire Mirabito’s shares for a purchase price of $100,000. Also on July 1, 2020, the Company completed the acquisition of its partner’s 50% interests in Leatherstocking Gas Company, LLC, and Leatherstocking Pipeline Company, LLC. See Note 16.

The following table represents the Holding Company’s investment activity in the Joint Ventures at September 30, 2020 and September 30, 2019:

	2020	2019
Beginning balance in investment in joint ventures	$2,597,919	$2,740,575
Acquisition of previously unowned 50% interest in the Leatherstocking Companies	(2,281,351)	—
Loss in joint ventures during year	(51,928)	(142,656)
Ending balance in joint ventures	$264,640	$2,597,919

As of and for the year ended September 30, 2020, the Joint Ventures had assets of $.527 million, liabilities of $0 million and combined net losses of approximately ($104,000). As of and for the year ended September 30, 2019, the Joint Ventures had combined assets of $12.7 million, combined liabilities of $7.5 million and combined net losses of approximately ($286,000).

(11) Income Taxes

Income tax expense for the years ended September 30 is as follows:

	2020	2019
Current	$(272,079)	$14,165
Deferred	1,232,417	1,308,524
Total	$960,338	$1,322,689

Actual income tax expense differs from the expected tax expense computed at the statuary rate of 21.00% for the years ended September 30, 2020 and September 30, 2019 as follows:

	2020	2019
Expected federal tax expense	$873,956	$933,853
Prior year tax recorded	7,433	80,160
AMT credit refund	(272,079)	—
Federal income sur credit amortization	54,873	54,992
State tax expense (net of federal)	291,388	255,899
Other, net	4,767	(2,215)
Actual tax expense	$960,338	$1,322,689

The tax effects of temporary differences that result in deferred income tax assets and liabilities at September 30 are as follows:

	2020	2019
Deferred income tax assets:
Post-retirement benefit obligations	$2,592,958	$2,762,794
NOL carryforwards	2,116,346	1,463,913
Customer Contribution	1,290,631	1,241,931

Regulatory reconciliation tax assets	434,833	350,320
Deferred compensation reserve	375,720	382,779
Other	—	539,389
Total deferred income tax assets	6,810,488	6,741,126

Deferred income tax liabilities:
Property, plant and equipment, principally due to differences in depreciation	9,653,332	8,668,093
Pension benefit obligations	2,119,400	2,099,588
Regulatory reconciliation tax liabilities	1,120,246	769,335
Bargain purchase	665,456	665,456
Storm costs	336,618	370,269
Recoverable fuel costs	428,093	306,471
Unbilled revenue	63,175	71,250
Total deferred income tax liabilities	14,386,320	12,950,462

Net deferred income tax liabilities	$7,575,832	$6,209,336

The Company has a federal net operating loss carryforward of $3.8 million and New York and Pennsylvania state tax net operating loss carry forwards of approximately $7.9 million as of September 30, 2020 that begin to expire in 2025. As of September 30, 2019, the net operating loss carry forwards were $3.7 million for federal and $6.2 million for state.

The alternate minimum tax (“AMT”) credit carryover of $0.3 million along with estimated tax payments of $69,698, were refunded in the third quarter of fiscal 2020. The Company paid no income taxes during fiscal 2020.

The NYSPSC issued an order in Case 17-M-0815 that required the Company to quantify the amount of the deferred taxes that are due customers as a result of the 2017 Tax Act. The PAPUC issued a similar order in Case M-2018-2641242. The estimated amount due customers has been recorded as regulatory liability in the amount of $3,243,054 and $3,557,481, at September 30, 2020 and 2019, respectively.

The accounting rules for uncertain taxes provide for the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recognized in the financial statements. The Holding Company has evaluated its tax positions and has not identified any significant uncertain tax positions. The Holding Company’s policy is to classify interest associated with uncertain tax positions as interest expense in the financial statements. Penalties are classified under other expense. The Holding Company files a consolidated federal income tax return and a consolidated New York State tax return. The Holding Company and Pike file separate company Pennsylvania state income tax returns.

(12) Pension and Other Post-Retirement Benefit Plans

There are currently three covered participants related to the deferred compensation obligation that are all former officers. The liability on the consolidated balance sheets represents the present value of the future obligation. In 1997, the Gas Company established a trust (the Rabbi Trust) to fund a deferred compensation plan for certain officers. The fair market value of assets in the trust was $2,162,421 (plus $30,700 in additional stock) and $2,144,360 (plus $39,810 in additional stock) at September 30, 2020 and 2019, respectively, and the plan liability, which is labeled as deferred compensation on the consolidated balance sheets, was $1,366,266 and $1,391,924 at September 30, 2020 and 2019, respectively. The assets of the trust are available to general creditors in the event of insolvency. In 2020, the mortality assumption was based on the 2008 VBT Primary Male Smoker tables with generational improvements using scale MP-2019 for two of the covered participants which resulted in a decrease in the liabilities of $25,668.

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

The following table shows reconciliations of the Gas Company’s pension and post-retirement plan benefits as of September 30:

	Pension Benefits		Post-retirement Benefits
	2020	2019	2020	2019
Change in benefit obligations:
Benefit obligation at beginning of year	$25,599,774	$21,830,528	$1,334,577	$1,235,289
Service cost (excluding expected expenses)	649,444	458,813	18,533	16,492
Interest cost	985,296	1,035,097	37,021	47,755
Participant contributions	—	—	101,339	123,014
Actuarial gain (loss)	1,265,309	3,490,391	(10,472)	123,846
Benefits paid	(1,263,895)	(1,215,055)	(181,632)	(211,819)
Curtailments	—	—	—	—
Benefit obligation at end of year	27,235,928	25,599,774	1,299,366	1,334,577
Change in plan assets:
Fair value of plan assets at beginning of year	17,540,516	17,322,720	—	—
Actual return on plan assets	1,859,129	763,132	—	—
Company contributions	1,423,285	764,594	80,293	88,805
Participant contributions	—	—	101,339	123,014
Benefits paid	(1,362,505)	(1,309,930)	(181,632)	(211,819)
Fair value of plan assets at end of year	19,460,425	17,540,516	—	—
Funded status	(7,775,503)	(8,059,258)	(1,299,366)	(1,334,577)
Unrecognized net actuarial loss/(gain)	6,161,807	6,348,307	23,547	36,636
Unrecognized prior service cost	—	—	121,911	135,890
(Accrued) prepaid benefit cost	(1,613,696)	(1,710,951)	(1,153,908)	(1,162,051)
Accrued contribution	—	—	—	—

Amounts recognized in the consolidated balance sheets consists of:
accrued benefit liability	(7,775,503)	(8,059,258)	(1,299,366)	(1,334,577)

Amounts recognized in the balance sheets consist of:
Accrued pension cost as of beginning of fiscal year	(1,710,951)	(1,403,838)	(1,162,051)	(1,189,766)
Pension (cost)	(1,289,292)	(1,326,030)	(72,150)	(61,090)
Contributions	1,423,285	764,594	—	—
Change in receivable contribution	(36,738)	254,323	—	—
Net benefits paid	—	—	80,293	88,805
Accrued pension cost as of end of fiscal year	(1,613,696)	(1,710,951)	(1,153,908)	(1,162,051)

Fair value of plan assets at end of year
Cash and equivalents	$1,958,521	$633,981	—	—
Government and agency issues	2,610,037	3,552,866	—	—
Corporate bonds	3,241,935	3,261,451	—	—
Fixed index funds	764,720	1,029,307	—	—
Fixed income	1,625,944	993,911	—	—
Equity securities	9,259,268	8,069,000	—	—
	$19,460,425	$17,540,516	—	—

The funded status of both plans totaling a deficiency of approximately $9.1 million and $9.4 million at September 30, 2020 and 2019, respectively, are included in pension costs and post-retirement benefits on the consolidated balance sheets along with an additional pension regulatory liability of approximately $333,000 and $290,000 as of September 30, 2020 and September 30, 2019, respectively for amounts owed to customers. In the fourth quarter of fiscal 2015 the Gas Company determined that it meets the criteria to record these items as a regulatory asset in accordance with FASB ASC No. 980-715-25-5.

Amortization of unrecognized net loss for the Retirement Plan for the fiscal year ending September 30, 2020:

1	Projected benefit obligation as of September 30, 2020	$27,235,928
2	Plan assets at September 30, 2020	$19,460,425
3	Unrecognized loss as of September 30, 2020	$6,161,807
4	Ten percent of greater of (1) or (2)	$2,723,593
5	Unamortized loss subject to amortization - (3) minus (4)	$3,438,214
6	Active future service of active plan participants expected to receive benefits	12.80
7	Minimum amortization of unamortized net loss - (5)/(6)	$268,631
8	Amortization of loss for 2020-2021	$976,625

Amortization of unrecognized net loss for the Post-Retirement Plan for the fiscal year ended September 30, 2020:

Unrecognized net loss at October 1, 2019 subject to amortization	$121,911

Amortization period	13 years
Amortization for 2020 - 2021 (loss divided by period)	$9,378

The service cost component of our pension and other postretirement plans, net of amounts capitalized, are reflected in “Operating and maintenance expense” on the Consolidated Statements of Income. The non-service cost components, net of amounts capitalized as a regulatory asset, are reflected in “Other expense” on the Consolidated Statements of Income. Net periodic benefit cost includes the following components:

	Pension Benefits		Post-retirement Benefits
	FY 2020	FY 2019	FY 2020	FY 2019
Components of net period benefit cost:
Service cost	$744,444	$465,813	$18,533	$16,492
Interest cost	985,296	1,035,097	37,021	47,755
Expected return on plan assets	(1,300,997)	(1,279,864)	—	—
Amortization of prior service	—	—	13,979	3,552
Amortization of unrecognized actuarial loss	897,287	850,661	2,617	(6,709)
Net periodic benefit cost	$1,326,030	$1,071,707	$72,150	$61,090

For ratemaking and financial statement purposes, pension and post-retirement represents the amount approved by the NYPSC in the Gas Company’s most recently approved rate case. Pension and post retirement expense (benefit) for ratemaking and financial statement purposes was $933,454 and $941,427 for FY 2020 and FY 2019, respectively. The difference between the pension expense (benefit) for ratemaking and financial statement purposes, and the amount computed above has been deferred as regulatory assets and are not included in the prepaid pension cost noted above. The cumulative amounts deferred equal $1,045,574 and $750,902 as of September 30, 2020 and 2019, respectively.

	Pension Benefits		Post-retirement Benefits
	2020	2019	2020	2019
Weighted average assumptions used to determine net
period cost at September 30:
Discount rate	3.64%	3.96%	2.21%	2.86%
Salary increases	3.50%	3.50%	N/A	N/A
Expected return on assets	7.50%	7.50%	N/A	N/A

For FY 2020 and FY 2019, the discount rate was prepared by utilizing an analysis of the plan’s expected future cash flows and high-quality fixed-income investments currently available and expected to be available during the period to maturity of the pension benefits. The discount rate used is an estimate of the rate at which a defined benefit pension plan could settle its obligations. Rather than using a rate and curve developed using a bond portfolio, this method selects individual bonds to match to the expected cash flows of the Plan. Management feels this provides a more accurate depiction of the true cost to the Plan to settle the obligations as the Plan could theoretically go into the marketplace and purchase the specific bonds used in the analysis in order to settle the obligations of the Plan.

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

For measurement purposes, a 6.50% annual rate of increase in the per capita cost of covered benefits (health care cost trend rate) was assumed for 2020. A 1% increase in the actual health care cost trend would result in approximately a 3.06% increase in the service and interest cost components of the annual net periodic post-retirement benefit cost and a 4.59% increase in the accumulated post-retirement benefit obligation. A 1% decrease in the actual health care cost trend would result in approximately a 2.25% decrease in the service and interest cost components of the annual net periodic post-retirement benefit cost and a 3.80% decrease in the accumulated post-retirement benefit obligation.

The Gas Company contributed $1,423,285 and $764,594 to the Retirement Plan during FY 2020 and FY 2019, respectively.

The estimated pension plan benefit payments are as follows:
2021	$1,513,952
2022	$1,508,365
2023	$1,518,476
2024	$1,552,685
2025	$1,614,898
2026+	$7,827,397

The Gas Company also maintains the Corning Natural Gas Corporation Employee Savings Plan (the “Savings Plan”). All employees of the Gas Company who work for more than 1,000 hours per year and who have completed one year of service may enroll in the Savings Plan at the beginning of each calendar quarter. Under the Savings Plan, participants may contribute up to 50% of their wages subject to limits imposed by ERISA and federal tax law. For all employees, the Gas Company matches one-half of the participant’s contribution up to a total of 6% of the participant’s wages. The plan is subject to the federal limitation. The Gas Company contribution to the plan were $105,225 in FY 2020 and $95,203 in FY 2019.

(13) Segment Reporting

The Company’s reportable segments have been determined based upon the nature of the products and services offered, customer base, availability of discrete internal financial information, homogeneity of products, delivery channel and other factors.

The Corning Natural Gas Corporation (the “Gas Company”) is a gas distribution company providing gas on a commodity and transportation basis to its customers in the Southern Tier of New York State. Pike County Light & Power Company (“Pike”) provides electricity and natural gas to Pike County, Pennsylvania. The Holding Company is the parent company of all subsidiaries and has a 50% ownership in the Leatherstocking joint ventures. Leatherstocking Gas and Leatherstocking Pipeline are presented together as the Leatherstocking Companies in the table below. Leatherstocking Gas provided natural gas service to customers in northeast Pennsylvania. Leatherstocking pipeline has had no revenues since 2018. Corning Natural Gas Appliance Corporation’s (the “Appliance Company”) information is presented with the Holding Company as it is has little activity.

The following table reflects the results of the segments consistent with the Holding Company’s internal financial reporting process. The following results are used in part, by management, both in evaluating the performance of, and in allocating resources to, each of the segments.

For the year ended September 30, 2020

	Gas Company	Pike	Leatherstocking Companies*	Holding Company	Total Consolidated

Total electric utility revenue	$0	$7,000,667	$0	$0	$7,000,667
Total gas utility revenue	$23,807,233	$1,446,654	$131,331	$0	$25,385,218
Investment income	$181,978	$0	$0	$133	$182,111
Equity investment (loss)	$0	$0	$0	$(51,928)	$(51,928)
Net income (loss)	$3,198,642	$295,258	$(124,639)	$(167,903)	$3,201,358
Income tax expense (benefit)	$1,236,697	$156,769	$(54,597)	$(378,531)	$960,338
Interest expense	$1,284,074	$669,002	$89,729	$524,259	$2,567,064
Depreciation expense	$1,880,619	$658,667	$78,439	$3,660	$2,621,385
Amortization expense	$278,408	$401,882	$3,042	$47,859	$731,191
Total assets	$94,147,736	$29,165,796	$12,326,387	$819,387	$136,459,306
Capital expenditures	$6,686,081	$1,986,081	$0	$0	$8,672,162
* from July 1, 2020

For the year ended September 30, 2019

	Gas Company	Pike	Leatherstocking Companies*	Holding Company	Total Consolidated

Total electric utility revenue	$0	$8,239,784	$0	$0	$8,239,784
Total gas utility revenue	$25,607,180	$1,693,015	$0	$0	$27,300,195
Investment income	$52,095	$0	$0	$0	$52,095
Equity investment (loss)	$0	$0	$0	$(142,656)	$(142,656)
Net income (loss)	$2,780,092	$806,675	$0	$(462,535)	$3,124,232
Income tax expense (benefit)	$1,122,170	$218,989	$0	$(18,470)	$1,322,689
Interest expense	$1,382,394	$654,136	$0	$289,112	$2,325,642
Depreciation expense	$1,836,873	$659,025	$0	$3,660	$2,499,558
Amortization expense	$336,562	$402,778	$0	$47,776	$787,116
Total assets	$88,098,228	$27,415,639	$0	$3,094,781	$118,608,648
Capital expenditures	$4,442,609	$2,185,553	$0	$0	$6,628,162
*Not consolidated in fiscal 2019

(14) Commitments and Contingencies

The Gas Company is a local distribution company and has contracted for gas supply from various sources to provide the commodity to the city gates. The city gate is the transfer point at which we take ownership of the gas supply from local producers and interstate pipelines and billing metering starts. The Gas Company maintains storage capacity of approximately 736,000 dekatherms. The Gas Company is responsible for managing its gas supply assets. At September 30, 2020, the Gas Company had 573,609 dekatherms at a cost of $995,341 in storage. As the result of these actions, we anticipate that the Gas Company will have sufficient gas to supply our customers for the 2020-2021 winter heating season. At September 30, 2019, the Gas Company had 596,454 dekatherms at a cost of $1,238,826 in storage. The contract with O&R should provide sufficient electricity and natural gas to supply Pike for the 2020-2021 winter heating and summer cooling.

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

Environmental Considerations: The Company is subject to various federal, state and local environments laws and regulations. The Company has established procedures for the ongoing evaluation of its operations to identify potential environmental exposures and assure compliance with regulatory policies and procedures. Management believes the Company is in compliance with all applicable regulations.

(15) Related Party Transactions

Related party receivables are expenditures paid on behalf of the Holding Company’s joint venture investments. The outstanding receivable as of September 30, 2020 and September 30, 2019 was $9,032 and $5,818 respectively.

(16) Business Acquisition

On July 1, 2020, the Company completed the acquisition of its partner’s 50% interests in Leatherstocking Gas Company, LLC, and Leatherstocking Pipeline Company, LLC. Immediately before the acquisition, on July 1, 2020, Leatherstocking Gas Company, LLC distributed to its members franchises, engineering and gas pipeline assets located in New York having a book value of $0.532 million. These assets were then contributed to the equity of Leatherstocking Gas Company of New York, Inc. The Company owns 50% of the common shares of the newly formed Leatherstocking Gas Company of New York, Inc. and will account for this investment using the equity method of accounting. The acquisition of the Company’s partner’s 50% interest in The Leatherstocking Companies fits the Company’s goal of expanding its service offerings in northeast Pennsylvania.

The Company applies the acquisition method of accounting for business acquisitions. Under the acquisition method, the purchase price of an acquisition is assigned to the underlying tangible and intangible assets acquired and liabilities assumed based on their respective fair values at the date of acquisition. The book value of the assets acquires was determined to approximate their fair value on the acquisition date. Amortization of goodwill related to the Leatherstocking Companies acquisition is deductible for tax purposes. Goodwill is included in the total assets of the Leatherstocking Companies segment for segment reporting. The goodwill is primarily attributable to expected synergies and the assembled workforce.

Total consideration paid for the acquisition of the interests in the Leatherstocking Companies was $3.2 million, consisting of cash of $1.95 million and 50,000 shares of the Company’s 6% Series A Cumulative Preferred Stock valued at $1.25 million. The Company’s equity in the Leatherstocking Companies prior to the acquisition transaction approximated the fair value of that investment. There were no significant acquisition costs. The following is a summary of the purchase price allocation to the fair value of the Leatherstocking Companies assets and liabilities acquired.

Consideration paid:
Cash	$1,950,000
Series A Cumulative Preferred Stock	1,250,000
3,200,000
Fair value of previously held interest	2,281,351
Total	5,481,351

Assets:
Goodwill	918,121
Utility property, plant and equipment	11,060,742
Deferred debits	49,732
Cash	56,919
Other current assets	367,127
Total assets acquired	12,452,641

Liabilities:
Long term debt	5,985,631
Short term notes	894,644
Current liabilities	91,015
Total liabilities assumed	6,971,290

Total	$5,481,351

The results of the Leatherstocking Companies are included in the Company’s consolidated operating results as of the date the acquisition was completed. The following unaudited pro forma information presents the Company’s consolidated operating results as if the Leatherstocking Companies had occurred at the beginning of fiscal year 2019. The pro forma results do not purport to represent what the Company’s consolidated operating results actually would have been if the transaction had occurred at the beginning of fiscal 2019 or what the Company’s consolidated operating results will be in the future.

	Fiscal Year Ended September 30,
	2020	2019
Total Revenue	$33,516,435	$36,761,240
Net Income	$3,161,114	$2,963,516

(17) Subsequent Events

On November 18, 2020, the Internal Revenue Service issued Revenue Ruling 2020-27, related to the income tax treatment of expenses paid with proceeds of Paycheck Protection Program (“PPP”) loans. This ruling provides that expenses paid with PPP funds are not tax deductible, even if the borrower has not received forgiveness of their PPP loans, if the borrower reasonably believes that loan forgiveness will occur. This ruling supplements the IRS position on PPP loans that was announced in Notice 2020-32, issued in April of 2020. The notice disallowed deductions for expenses on PPP loans that are forgiven under the PPP program. The Company’s PPP loans totaling approximately $1.2 million have not yet been forgiven. The November Revenue Ruling would accelerate the non-deductibility of the Company’s PPP funded expenses to its September 30, 2020 tax year end. The Company has treated this ruling as a change in tax law subsequent to its year end, and will account for its impact (an increase in income tax expense of approximately $300,000) in the first quarter of fiscal 2021. Assuming that the Company’s PPP loans will be forgiven, this increase in tax expense will offset the expected recognition of income in fiscal 2021 from the forgiveness of PPP loans of approximately $1.2 million. The regulatory treatment of these matters is uncertain.

Restricted Stock:

In October 2020, the Company issued to its new CFO, who became CFO on July 1, 2020, 4,500 shares of restricted stock. Restrictions are based on continued employment with the Company and the restrictions lapse over a period beginning on June 1, 2021, and ending on December 1, 2022. The value of the restricted stock is $74,250.