Form 10-K/A
period 2020-09-30
Corning Natural Gas Holding Corp
filed 2020-12-22
CIK 1582244

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

EXPLANATION OF AMENDMENT

Corning Natural Gas Holding Corporation is filing this Form 10-K/A as Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended September 30, 2020 (the “Annual Report”), that was filed with the Securities and Exchange Commission on December 21, 2020, for the purpose of adding the signature date of the chief executive officer, the chief financial officer, and members of the Board of Directors, whose signature date of December 21, 2020 was inadvertently omitted from the company’s Form 10-K.

This Amendment does not reflect any subsequent events occurring after the original filing date of the Annual Report and does not modify or update in any way disclosures made in the Annual Report except to furnish the signature date of the above referenced individuals.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORNING NATURAL GAS HOLDING CORPORATION

Date: December 21, 2020	/s/ Michael I. German
Michael I. German
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 21, 2020	/s/ Charles A. Lenns
Charles A. Lenns, Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: December 21, 2020	/s/ Michael I. German
Michael I. German, President and Chief Executive Officer and Director
(Principal Executive Officer)

Date: December 21, 2020	*
Henry B. Cook, Chairman of the Board of Directors

Date: December 21, 2020	*
Ted W. Gibson, Director

Date: December 21, 2020	*
Robert B. Johnston, Director

Date: December 21, 2020	*
Joseph P. Mirabito, Director

Date: December 21, 2020	*
William Mirabito, Director

Date: December 21, 2020	*
George J. Welch, Director

Date: December 21, 2020	*
John B. Williamson III, Director

*By: /s/ Charles A. Lenns

Charles A. Lenns

Attorney-in-fact

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORNING NATURAL GAS HOLDING CORPORATION

Date: December 22, 2020	/s/ Michael I. German
Michael I. German
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 22, 2020	/s/ Charles A. Lenns
Charles A. Lenns, Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: December 22, 2020	/s/ Michael I. German
Michael I. German, President and Chief Executive Officer and Director
(Principal Executive Officer)

Date: December 22, 2020	*
Henry B. Cook, Chairman of the Board of Directors

Date: December 22, 2020	*
Ted W. Gibson, Director

Date: December 22, 2020	*
Robert B. Johnston, Director

Date: December 22, 2020	*
Joseph P. Mirabito, Director

Date: December 22, 2020	*
William Mirabito, Director

Date: December 22, 2020	*
George J. Welch, Director

Date: December 22, 2020	*
John B. Williamson III, Director

*By: /s/ Charles A. Lenns

Charles A. Lenns

Attorney-in-fact