Form 10-K/A
period 2020-09-30
Corning Natural Gas Holding Corp
filed 2021-01-26
CIK 1582244

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

Indicate by check mark whether the registrant is a shell company. YES [ ] NO [X]

The aggregate market value of the 1,234,434 million shares of the registrant’s common stock held by non-affiliates of the registrant was $19,166,727 at the $15.50 average of bid and asked prices on March 31, 2020.

Number of shares of Common Stock outstanding as of the close of business on December 21, 2020: 3,083,577.

EXPLANATION OF AMENDMENT

Corning Natural Gas Holding Corporation is filing this Form 10-K/A as Amendment No. 2 (the “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended September 30, 2020 (the “Annual Report”) that was filed with the Securities and Exchange Commission on December 21, 2020 for the purpose of including the following portions of Corning Natural Gas Holding Corporation’s Annual Report:

Item 10 — Directors, Executive Officers and Corporate Governance

Item 11 — Executive Compensation

Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13 — Certain Relationships and Related Transactions, and Director Independence

Item 14 — Principal Accounting Fees and Services

Item 15 — Exhibits, Financial Statement Schedules

Except as described above, no other amendments are being made to the Annual Report.  This Amendment does not reflect events occurring after the September 30, 2020 fiscal year end except as expressly set forth in the December 21, 2020 filing of the Annual Report or herein, or modify or update the disclosure contained in the Annual Report in any way other than as required to reflect the additions discussed above and reflected below.

EXPLANATORY NOTE

As used in this Form 10-K, the term “Company”, “we” or “us” refers to the consolidated companies, the terms “Gas Company” and “Corning Gas” mean Corning Natural Gas Corporation, the term “Pike” means Pike County Light & Power Company, and the term “Leatherstocking Companies” means the combination of Leatherstocking Gas Company, LLC and Leatherstocking Pipeline Company, LLC, unless the context clearly indicates otherwise. Except as otherwise stated, the information contained in this Form 10-K/A is as of September 30, 2020.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

Board of Directors.  The names, ages, positions, business experience and principal occupations and employment of each member of the board of directors is set forth below (each of the director’s terms will expire in 2021):

Name	Age	Position	Director of Holding	Director of Gas
			Company Since	Company Since

Henry B. Cook, Jr.	73	Chairman of the Board and Director	2013	2007
Michael I. German	70	Chief Executive Officer, President and Director	2013	2006
Ted W. Gibson	78	Director	2013	2006
Robert B. Johnston	55	Director	2014	—
Joseph P. Mirabito	62	Director	2013	2010
William Mirabito	60	Director	2013	2010
George J. Welch	75	Director	2013	2007
John B. Williamson III	66	Director	2013	2010

Henry B. Cook, Jr. is our chairman of the board of directors and has served as a director since May 2007. He has served as the president of Triple Cities Acquisition, LLC, a heavy truck parts and vehicle dealer, and Roadwolf Transportation Products, LLC, an importer of heavy-duty truck parts, since 2001. Mr. Cook has exhibited his expertise in the development and management of the business of those two companies. This business experience, together with the expertise about our business and operations derived from his years of service on the board of the Company and leadership as chairman of the board, led the board of directors to conclude that Mr. Cook has the judgment and skills desired for continued service on the board. He is not related to Matthew J. Cook, our vice president – operations.

Michael I. German has served as our chief executive officer, president, and director since December 2006. Mr. German serves as president of Corning Gas, Corning Natural Gas Appliance Corporation (“Corning Appliance”), Pike County Light & Power Company (“Pike”),Leatherstocking Gas Company, LLC (“Leatherstocking Gas”) and Leatherstocking Pipeline Company, LLC (“Leatherstocking Pipeline”). He also serves on the boards of Leatherstocking Gas, Leatherstocking Pipeline, and Pike. Prior to joining the Company, he was senior vice president, utility operations for Southern Union Company where he was responsible for gas utility operations in Missouri, Pennsylvania, Rhode Island, and Massachusetts. From 1994 to 2005, Mr. German held several senior positions at Energy East Corporation, a publicly held energy services and delivery company, including president of several utilities. From 1978 to 1994, Mr. German worked at the American Gas Association, finishing as senior vice president. From 1976 to 1978, Mr. German worked for the US Energy Research and Development Administration. Mr. German is a board member of the Northeast Gas Association, Ampco Pittsburgh Corporation, and several non-profit organizations. Mr. German’s role as president and chief executive officer, responsibility for the day-to-day operations and significant strategic initiatives, as well as his extensive experience in utility and public company operations led the board to conclude that Mr. German should continue to serve as a director.

Ted W. Gibson has been a director since November 2006. He has served as the chief executive officer of Classic City Mechanical, an underground utility business, since 1979. Mr. Gibson is also a corrosion specialist in the National Association of Corrosion Engineers and a graduate of the Georgia Institute of Technology – Mechanical Engineer. Mr. Gibson previously served as a United States Marine Corps Captain and is a Vietnam veteran. He is also an inspector for the Nevada State Boxing Commission. Mr. Gibson’s professional background and extensive experience with pipelines and other underground utilities, his business and management expertise in his service as chief executive officer of Classic City Mechanical, his knowledge of our business, and contributions during his years of service on the board of directors led the board of the Company to conclude that Mr. Gibson has the skills desired for continued service on the board.

Robert B. Johnston has been a director since July 2014. He has served as the executive vice president and chief strategy officer for The InterTech Group, Inc. (“InterTech”) since 2008. In this capacity, he is responsible for merger and acquisition activities, investments and communications, as well as oversight of a number of InterTech operating companies. He currently serves as chairman of the board of directors of Colabor Inc. Additionally, he serves on the board of directors of the South Carolina Community Loan Fund, Supremex Inc., FIH Group PLC, Circa Enterprises, and Swiss Water Decaffeinated, Inc. Mr. Johnston previously served as the president, chief executive officer, and deputy governor of the Hudson’s Bay Company, and on the boards of the Hudson’s Bay Company, Gas Natural Inc., Pacific Northern Gas, Central Vermont Public Service Corporation, Produce Investments PLC, Fyffes PLC, Galvanic Applied Sciences, Span America Medical Products, Experiences Canada, Carolina Youth Development Center, and Canada’s National History Society. He was also a member of the advisory board of the McGill University Executive Institute. Mr. Johnston completed the University of Oxford Advanced Management and Leadership Program and received an MBA from the John Molson School of Business, an MA in Public Policy & Public Administration, and a BA in Political Science from Concordia University. Additionally, he holds the ICD.D Designation from the Institute of Corporate Directors (Canada). Mr. Johnston’s extensive financial and operational experience coupled with his corporate governance and regulated utility experience led the board to conclude that he should continue to serve as a director.

Joseph P. Mirabito has been a director since November 2010. He was president of Mirabito Fuel Group from 1986 to 1998. He has also served as president of Granite Capital Holdings, Inc. from 1998 to 2009. He is currently chairman and chief executive officer of Mirabito Holdings, Inc. and Mirabito Regulated Industries, LLC. He serves as a director on several professional and civic boards in the central New York region. He and William Mirabito are cousins. Mr. Mirabito’s business and corporate management experience in the energy delivery businesses where he serves as the president and chief executive officer, his knowledge of the local communities in Central New York served by those businesses, and commitment to the growth of our business as a significant shareholder, as well as his prior experience in advising and serving on the board and committees of Wilber Bank led the board of directors to conclude that Mr. Mirabito has the skills, connections, and experience desired for continued service on the board.

William Mirabito has served as a director since November 2010. He was president of Mang Insurance Agency from 2008 to 2015 and has served as vice chairman and treasurer of Mirabito Holdings, Inc. and Mirabito Regulated Industries, LLC since 2014. He is also the chairperson of the audit committee for Mirabito Holdings. He previously served on the board and finance committee of Fox Hospital in Oneonta, New York. He is also a board member of Springbrook, New York, and serves on its executive committee. He and Joseph Mirabito are cousins. Mr. Mirabito’s business and management experience as president of Mang Insurance Agency and vice chairman and treasurer of Mirabito Holdings and Mirabito Regulated Industries, his commitment to the growth of our business as a significant shareholder, as well as his experience in advising and serving on the board and committees of Fox Hospital and Springbrook led the board of directors to conclude that Mr. Mirabito has the skills and experience desired for continued service on the board.

George J. Welch has served as a director since May 2007. He is the senior partner in the Welch Law Firm in Corning, New York, concentrating on real estate and business transactions. He has served as a director of many regional organizations, including a regional economic development organization, and PaneLogic, Inc., a provider of control system integration services. Mr. Welch serves on the Alfred State College Council, an advisory group to the president of the college. Mr. Welch’s extensive experience in legal matters and economic development, and as a community leader led the board to conclude that he should continue to serve as a director.

John B. Williamson III has served as a director since November 2010. Since 2004, Mr. Williamson has served as chairman of RGC Resources, Inc., a $230 million energy distribution and services holding company, and as director, president, and chief executive officer from 1999 to 2013. He currently serves as a director of Bank of Botetourt, Optical Cable Corporation, and Lawrence Transportation Company, an ESOP. He previously served as a director on the board of Luna Innovations Corporation. Mr. Williamson received an MBA from the College of William and Mary, and a BS from Virginia Commonwealth University. Mr. Williamson’s experience as the chairman, president, and chief executive officer of an energy distribution and services company, as well as his experience in advising and serving on the board and committees of other corporations has resulted in his broad understanding of the operational, financial, and strategic issues that businesses and utilities face. This led the board to conclude that he should continue to serve as a director.

Executive Officers.  The names, ages, positions and certain other information concerning the current executive officers and significant employees of the Holding Company, Pike and the Gas Company are set forth below.

Name	Age	Position
Michael I. German*	70	Chief Executive Officer, President and Director
Charles Lenns	67	Chief Financial Officer and Treasurer
Matthew J. Cook	59	Vice President - Operations
Russell S. Miller	57	Vice President - Gas Supply and Marketing

* Biographical information for Mr. German can be found under “Board of Directors.”

Charles A. Lenns joined the Company on July 1, 2020 as vice president, chief financial officer and treasurer. Mr. Lenns began his professional career with Ernst & Young, LLP, and became a partner with the firm in 1989, primarily serving clients in the power and utilities industry group. He later became a Transaction Advisory Services tax partner, advising power and utility industry clients on the tax consequences of business combination transactions. In 2012, Mr. Lenns retired from EY, and became the Vice President-Tax at Consolidated Edison Corporation in New York City, where he was responsible for the financial accounting for income taxes, and all other tax affairs of the company. Mr. Lenns retired from Consolidated Edison in 2018, and formed his own business and tax consulting firm. He is an adjunct instructor at the University of Scranton, in Scranton, Pennsylvania, where he also serves on the University’s Business Advisory Council. He serves as a director of Brayman Corporation, a closely held construction company. Mr. Lenns also serves as a director on the boards of Leatherstocking Gas and Pike.

Matthew J. Cook joined Corning Gas in February 2008 as vice president – operations. Mr. Cook has 33 years of natural gas utility experience. In addition to the Operations department, Mr. Cook manages the Customer Service Department and Facilities. From 2000 until joining Corning Gas, Mr. Cook was employed by Mulcare Pipeline Solutions, a supplier of products and services to the natural gas industry, in various positions including sales manager and technical specialist. Previously, Mr. Cook served as operations engineer and gas engineer for New York State Electric and Gas. Mr. Cook also serves as a director on the boards of Leatherstocking Gas and Pike. He is not related to our director, Henry B. Cook, Jr.

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

The audit committee is currently comprised of Mr. George Welch, the committee’s chairman, Mr. Henry Cook, Mr. William Mirabito and Mr. John Williamson III.  Mr. Mirabito is an officer, director and shareholder of a company that has entered into a joint venture with Corning. The committee met four times in the last fiscal year.  Mr. Williamson, Mr. Cook and Mr. Mirabito are “independent directors” as defined in the New York Stock Exchange listing standards.  In addition, each member of the audit committee is able to read and understand financial statements, including balance sheets, income statements and cash flow statements. The board has determined that Mr. Williamson meets the qualifications for designation as a financial expert as defined in SEC rules through his experience as the chief executive officer of RGC Resources, Inc., a publicly held company.  The audit committee reviews and reassesses its charter as needed from time to time and will obtain the approval of the board for any proposed changes to its charter.

The audit committee oversees management’s implementation of internal controls and procedures for financial reporting designed to ensure the integrity and accuracy of our financial statements and to ensure that we are able to timely record, process and report the information required for public disclosure.  In fulfilling its oversight responsibilities, the audit committee reviewed and discussed the financial statements with management and Freed Maxick CPA’s, P.C. (“Freed Maxick”), our independent accounting firm. The audit committee reviewed and discussed the audited financial statements of the Company for the years ended September 30, 2020 and September 30, 2019, with Freed Maxick. The audit committee also discussed with Freed Maxick, the matters required by AU Section 380, “Communication with Audit Committees” (Statement on Auditing Standards No. 61, as amended). The audit committee reviewed with Freed Maxick, which is responsible for expressing an opinion on the conformity of our audited financial statements with accounting principles generally accepted in the United States, its judgment as to the quality, not just the acceptability, of our accounting principles and other matters as are required to be discussed with the audit committee pursuant to generally accepted auditing standards.

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

In reliance upon (1) the audit committee’s reviews and discussions with management and Freed Maxick, (2) management’s assessment of the effectiveness of our internal control over financial reporting, and (3) the receipt of an opinion from Freed Maxick dated December 21, 2020, stating that the Holding Company’s financial statements for the fiscal year ended September 30, 2020 are presented fairly, in all material respects, in conformity with U.S. generally accepted accounting principles, the audit committee recommended to our board that these audited financial statements be included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020, for filing with the SEC.

Audit Committee

GEORGE WELCH, CHAIRMAN

HENRY COOK, JR.

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

Summary Compensation Table.  The following table summarizes the compensation paid by the Gas Company and by Pike, our wholly-owned subsidiaries, to the following individuals who are officers of each company: the chief executive officer, chief financial officer, and our most highly compensated executive officers. Mr. Lenns was appointed chief financial officer on July 1, 2020 and Ms. Sarhangi retired on July 6, 2020.

				Change in
				Pension
				Value and
				Nonqualified
				Deferred	Stock	Option	All Other
Name and		Salary	Bonus	Compensation	Awards	Awards	Compensation	Total
Principal Position	Year	($)	($)	Earnings ($)	($)[2]	($)[3]	($)(1)	($)

Michael German, President	2020	186,293	—	45,357	—	—	6,315	237,965
and Chief Executive Officer	2019	181,812	—	39,520	—	—	5,446	226,778
Fi Sarhangi, Chief Financial Officer	2020	136,923	15,500	66,792	—	—	4,127	223,342
and Treasurer	2019	149,807	8,460	70,661	9,500	—	3,886	242,314
Charles Lenns, Chief Financial	2020	37,019	—	—	74,250	19,505	19,557	150,331
Officer and Treasurer	2019	—	—	—	—	—	—	—
Matthew Cook, Vice President – Operations	2020	158,788	15,900	50,544	—	—	4,763	229,995
	2019	153,308	4,420	44,113	9,500	—	4,453	215,794
Russell Miller, Vice President – Gas Supply and Marketing	2020	149,790	10,875	62,350	—	—	4,127	227,142
	2019	144,308	5,635	59,286	9,500	—	3,998	222,727

(1)	The amounts reported include 401(k) matching contributions by the Company in fiscal 2020 of $5,607 for Mr. German, $4,763 for Mr. Cook and $4,127 for Mr. Miller and in fiscal 2019 of $5,446 for Mr. German, $3,886 for Ms. Sarhangi, $4,453 for Mr. Cook and $3,998 for Mr. Miller. The amount reported for Mr. Lenns includes $6,000 for a housing allowance provided to Mr. Lenns from July to December 2020 and $13,557 paid to Lenns Consulting Group for June 2020 before he became our chief financial officer.
(2)	The amounts reported include stock grants in fiscal 2019 valued at $9,500 for each of Ms. Sarhangi, Mr. Cook, Mr. Miller, and Mr. Grandinali, and in fiscal 2020 to Mr. Lenns valued at $74,250.
(3)	The amount includes stock options to acquire 10,000 common shares in fiscal 2020 for Mr. Lenns valued at $19,505.

Employment Agreements.

Pursuant to his employment agreement dated November 30, 2006, Mr. German continues to serve as president and chief executive officer of Corning Gas for 2020 under the automatic renewal provisions of his contract. The employment agreement provides for termination payments to Mr. German as follows:

•	If Mr. German terminates his employment for Good Reason (as defined in the employment agreement – generally a decrease in title, position or responsibilities, a decrease in salary or bonus or a reduction in benefits), then he will receive compensation and benefits until the effective date of his termination, plus a severance package equal to his then current annual salary.
•	If Mr. German’s employment is terminated without cause (as defined in the employment agreement), then he will receive compensation and benefits until the effective date of his termination, plus a severance package equal to his then current annual salary.
•	If Mr. German’s employment is terminated for a Change in Control (as defined in the employment agreement), then he will receive compensation and benefits until the effective date of his termination, plus a severance package equal to three times his then current annual salary.

The employment agreement also contains standard confidentiality, non-competition and non-solicitation provisions for a period including Mr. German’s employment and the twelve months immediately following the date of the termination of his employment. On April 17, 2012, Corning Gas entered into Change of Control Agreements with all executive officers other than Mr. German. None of our other executive officers have employment agreements.

Change of Control Agreements.

On April 17, 2017, we entered into Change of Control Agreements with Mr. Cook and Mr. Miller. On August 31, 2020, we entered into a Change of Control Agreement with Mr. Lenns. The Cook and Miller agreements terminate on the first to occur of: (i) termination of the executive’s employment with the Company prior to a Change of Control (as defined in the agreements); (ii) one year from the date of a Change of Control; or (iii) May 1, 2022, but only if no Change of Control has occurred as of such date. The Lenns agreement is identical to the Cook and Miller agreements, except its termination date is October 1, 2025.

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

Executive Employee Incentive Program.

Each year, the Board of Directors approves the performance goals and terms of an Executive Employee Incentive Program. The program is designed to (a) attract and retain high caliber executives who can optimize the Holding Company’s and the Gas Company’s performance, and (b) reward our executive officers for the achievement of annual corporate and operational goals. Performance bonuses, if earned, are paid in cash during the first calendar quarter of the calendar year following the calendar year for which performance was measured and are based upon the Board of Directors’ determination of the percentage of the goals that were met. Eligible employees include each of our named executive officers who are officers on the date of payment of the Awards other than Mr. German. Awards under the program are at the discretion of the Board of Directors and may be modified or discontinued at any time.

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

Outstanding Equity Awards at Fiscal Year End.

In fiscal 2020, we issued restricted shares and options to our new chief financial officer, Charles Lenns. The following table summarizes Mr. Lenns’ grants at September 30, 2020. There were no other outstanding equity grants at year-end.

Name	Option awards				Stock awards
	Shares underlying unexercised options exercisable	Shares underlying unexercised options unexercisable	Option exercise price	Option expiration date	Number of shares of stock that have not vested	Market value of shares of stock that have not vested
Charles Lenns, Chief Financial Officer and Treasurer	10,000	—	$16.50	08/31/2030	4,500	$74,250

Director Compensation. For fiscal year 2020, the Holding Company paid its directors with restricted stock grants of 450 shares per quarter. The shares awarded become unrestricted upon a director leaving the board.  Directors who also serve as officers are not compensated for their service as directors.  On February 24, 2020, shares were issued for the quarter ended December 31, 2019, on June 15, 2020, shares were issued for the quarter ended March 31, 2020, on August 14, 2020, shares were issued for the quarter ended June 30, 2020, and on November 17, 2020, shares were issued for the quarter ended September 30, 2020. Information regarding shares of restricted stock awarded to directors in the fiscal year ended September 30, 2020, is summarized below, at the amount recognized for financial statement reporting purposes in accordance with FASB ASC 718.

Name	Fees Earned or	Stock Awards	All Other	Total
	Paid in Cash		Compensation
	($)	($)	($)	($)

Henry B. Cook, Jr.	—	23,863	—	23,863
Ted W. Gibson	—	23,863	—	23,863
Robert B. Johnston	—	23,863	—	23,863
Joseph P. Mirabito	—	23,863	—	23,863
William Mirabito	—	23,863	—	23,863
George J. Welch	—	23,863	—	23,863
John B. Williamson III	—	23,863	—	23,863

As of September 30, 2020, each director had 450 shares of stock award outstanding, which were issued on November 13, 2020. On January 12, 2021, the Holding Company discontinued the issuance of stock compensation for its directors in connection with the Holding Company’s entry into an agreement and plan of merger with companies affiliated with Argo Infrastructure Partners LP. In 2021, the Holding Company intends to compensate its directors with deferred cash payments equal in value to 450 shares a quarter.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Principal Shareholders and Management. As of January 20, 2021, there were 3,083,577 shares of common stock outstanding, 260,600 shares of 6% Series A Cumulative Preferred Stock, 244,263 shares of Series B Convertible Preferred Stock and 180,000 shares of 6% Series C Cumulative Preferred Stock. Each share of the Series B Convertible Preferred Stock is convertible into 1.2 shares of common stock at the option of the holder. The following table sets forth, as of January 20, 2021 information regarding the beneficial ownership of our stock by each shareholder known by us to be the beneficial owner of more than 5% of our stock, each director, each executive officer, and all our directors and executive officers as a group.

			6% Series A Cumulative		Series B Convertible		6% Series C Cumulative
	Common Stock		Preferred Stock		Preferred Stock		Preferred Stock
Names and Address(1)(2)	Shares	Percentage	Shares	Percentage	Shares	Percentage	Shares	Percentage

The Gabelli Group(3)	527,745	17.11%	—		73,298	30.01%	16,200	9.00%
One Corporate Center
Rye, NY 10580
Michael I. German(4)	570,675	18.51%	5,129	2.44%	57,936	23.72%
The Article 6 Marital Trust(5)	347,341	11.26%	26,736	12.70%	—		30,000	16.67%
under The First Amended and
Restated Jerry Zucker Revocable Trust
4838 Jenkins Avenue
North Charleston, SC 29405
Ted W. Gibson(6)	157,489	5.11%	43,047	20.44%	—		51,000	28.00%
Henry B. Cook, Jr.(7)	41,595	1.35%	—
Charles Lenns(8)	14,500	*
George J. Welch(9)	27,708	*	10,600	5.03%	912	*
Joseph P. Mirabito(10)	66,528	2.16%	10,900	5.18%	102	*
William Mirabito(11)	75,689	2.45%	17,868	5.57%	1,039	*	4,000	2.22%
John B. Williamson III(12)	21,964	*	1,052	0.50%	1416	*
Russell Miller(13)	2,016	*	—		—
Matthew Cook(14)	2,169	*	—		—
Robert B. Johnston(15)	18,980	*	15,000	7.12%	—		10,000	5.56%
All directors, director nominees
and executive officers as a group
(11 individuals)	999,313	32.3%	103,596	39.75%	61,405	25.14%	65,000	36.11%

* Less than 1%

(1)	Unless otherwise indicated, we believe that all persons named in the table have sole investment and voting power over the shares of common stock owned.

(2)	Unless otherwise indicated, the address of each beneficial owner is c/o Corning Natural Gas Holding Corporation, 330 West William Street, Corning, New York 14830.

(3)	Includes 513,086 shares of common stock held by Gabelli Funds, LLC, which includes 73,298 shares of Series B Convertible Preferred Stock and 105,664 shares of common stock held by Teton Advisors, Inc. which includes 15,095 shares of Series B Convertible Preferred Stock. The Series C Cumulative Preferred Stockis held by the Gabelli Foundation. Each of Gabelli Funds, Teton Advisors and Gabelli Foundation has sole voting and dispositive power over the shares of stock held by it. Based solely on information in Amendment No. 17 to Schedule 13D filed with the SEC on June 28, 2016.

(4)	Includes 57, 936 shares of Series B Convertible Preferred Stock, 9,382 shares of common stock owned by Mr. German’s son of which Mr. German disclaims beneficial ownership and 50,023 shares of common stock acquired through the Holding Company’s Dividend Reinvestment Program.

(5)	Based solely on information in Amendment No. 2 to Schedule 13D filed with the SEC on April 23, 2014 adjusted for the 20% stock dividend paid to holders of the common stock on May 30, 2017.

(6)	Includes 48,837 shares of restricted stock. The Series C Cumulative Preferred Stock includes 8,000 shares held by the Gibson Family Trust.

(7)	Common stock shares include 21,450 shares of restricted stock and 2,762 shares of common stock acquired through the Holding Company’s Dividend Reinvestment Program.

(8)	Common stock shares include 4,500 shares of restricted stock and options to acquire 10,000 shares of common stock that are currently exercisable.

(9)	Common stock shares include 21,450 shares of restricted stock, 912 shares of Series B Convertible Preferred Stock and 4,791 shares of common stock acquired through the Holding Company’s Dividend Reinvestment Program.

(10)	Common stock shares include 17,696 shares of restricted stock, 102 shares of Series B Convertible Preferred Stock and 1,299 shares held by Mr. Mirabito’s wife. Mr. Mirabito disclaims beneficial ownership of the securities owned by his wife except to the extent of his pecuniary interest therein.

(11)

Common stock shares include 17,696 shares of restricted stock, 1,039 shares of Series B Convertible Preferred Stock and 1,775 shares of common stock acquired through the Holding Company’s Dividend Reinvestment Program.

(12)	Common stock shares include 17,696 shares of restricted stock, 1,416 shares of Series B Convertible Preferred Stock and 1,687 shares owned jointly with his spouse.
(13)	Includes 79 shares owned by Mr. Miller’s wife, 142 shares held jointly with his wife and 274 shares of common stock acquired through the Holding Company’s Dividend Reinvestment Program. Mr. Miller disclaims beneficial ownership of the securities owned by his wife except to the extent of his pecuniary interest therein.

(14)	Includes 720 shares of common stock acquired through the Holding Company’s Dividend Reinvestment Program.

(15)	Includes 16,650 shares of restricted stock.

Voting Agreement

On January 12, 2021, the Holding Company entered into an agreement and plan of merger with companies affiliated with Argo Infrastructure Partners LP. Pursuant to the merger agreement, Argo would acquire all of the outstanding common stock of the Holding Company. In connection with the merger agreement, the Holding Company’s directors entered into a voting agreement pursuant to which each director agreed to vote in favor of the merger and the approval of the merger agreement as a shareholder of the company, subject to the limitations set forth in the voting agreement. The obligations under the voting agreement will terminate if, among other reasons, the merger agreement is terminated in accordance with its terms.

Equity Compensation Plan Information At the annual meeting held on April 24, 2018, our shareholders approved the Holding Company’s 2018 Long-Term Incentive Plan, which replaced the 2007 plan. The 2018 plan provides for grants of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, and dividend equivalent units to officers, employees, and directors of the Holding Company and its subsidiaries.  There are a total of 350,000 shares authorized for grant under the 2018 plan.  At September 30, 2020, there were 307,350 shares available under the plan.

Number of
securities
remaining available
	Number of		for future issuance
	securities		under equity
	to be issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding securities
	outstanding options	outstanding options	reflected in the
Plan category			first column)

Equity compensation plans approved	10,000	16.50	307,350
by security holders
Equity compensation plans not approved	—	—	—
by security holders
Total	10,000	16.50	307,350

ITEM 13.  Certain Relationships and Related Transactions and Director Independence

Certain Relationships and Related Transactions. On July 1, 2020, the Holding Company completed the acquisition of the 50% interests in Leatherstocking Gas and Leatherstocking Pipeline held by Mirabito Regulated Industries, LLC. Immediately before the acquisition, Leatherstocking Gas distributed to its members franchises, engineering and gas pipeline assets located in New York having a book value of $532,000. These assets were then contributed to the equity of the newly-formed Leatherstocking Gas Company of New York, Inc. (“Leatherstocking New York”). The Holding Company and Mirabito Regulated Industries each own 50% of

Leatherstocking New York. Mr. Joseph P. Mirabito and Mr. William Mirabito are officers, directors and are 20% and 21% shareholders, respectively, of Mirabito Holdings, Incorporated, a sister company of Mirabito Regulated Industries. Together they hold approximately 4% of the Holding Company’s outstanding common stock and are also directors of the Holding Company, Corning Gas, Corning Appliance, Leatherstocking Gas and Leatherstocking Pipeline.. The Company paid $114,650 to US Bank Voyager Fleet System for purchase of gas for our service vehicles. Mirabito Energy Products is a Voyager Network Partner and is the dba of Mirabito Holdings, Inc. Joseph P. Mirabito is currently president and chief executive officer of Mirabito Holdings, Inc. William Mirabito is currently the senior vice president of Mirabito Holdings, Inc. For coverage of emergency services in the Town of Virgil, the Company also paid Mirabito Energy, Vestal, $8,910.

Effective March 27, 2020, the Holding Company issued 180,000 shares of its newly-authorized 6% Series C Cumulative Preferred Stock to 12 investors for $25.00 a share, or $4,500,000 in the aggregate. The purchasers included members of our board of directors Ted Gibson (51,000 shares), Robert Johnston (10,000 shares) and William Mirabito (4,000 shares), as well as significant shareholder The Article 6 Marital Trust under The First Amended and Restated Jerry Zucker Revocable Trust (30,000 shares). The Holding Company used the funds raised for general working capital and to finance a portion of the acquisition of the 50% of Leatherstocking Gas and Leatherstocking Pipeline held by Mirabito Regulated Industries.

The Company paid a total of $12,109 to the law firm of Welch and Zink, Mr. Welch, managing partner, for legal services performed during the fiscal year ended September 30, 2020.

The Company paid $2,861 to Cook Brothers Truck Parts for the fiscal year ended September 30, 2020. Mr. Henry Cook is the majority owner of Cook Brothers Truck Parts.

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

ITEM 14.  Principal Accounting Fees and Services

The following is a summary of the aggregate fees for the fiscal years ended September 30, 2020 and 2019, by our independent registered public accounting firm, Freed Maxick CPA’s, P.C. (“Freed Maxick”).

	2020	2019
Audit Fees	$171,000		$181,000
Audit-related Fees	$10,000		$9,700
Tax Fees	$32,400		$34,500
All Other Fees	$11,400	$
Total	$224,800		$218,200

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

All Other Fees. These are fees related to the due diligence process of our merger agreement..

The audit committee authorized the payment by us of the fees billed to us by Freed Maxick in fiscal 2020 and 2019.  The decision to engage Freed Maxick was approved by the audit committee.  The audit committee has considered whether the provision of non-audit services is compatible with maintaining independence. All audit and non-audit services are required to be pre-approved by the audit committee in accordance with its charter. In fiscal 2020 and 2019, Freed Maxick had no direct or indirect financial interest in Corning in the capacity of promoter, underwriter, voting director, officer or employee.

ITEM 15. Exhibits and Financial Statements Schedules

Exhibit No.	Description
3.1	The Holding Company’s Certificate of Incorporation, (included as Exhibit B to the Proxy Statement/Prospectus forming portion of the Form S-4)
3.2	Second Amended and Restated By-laws of Corning Natural Gas Holding Corporation, effective February 6, 2018 (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K dated February 6, 2018)
3.7	Certificate of Amendment to the Certificate of Incorporation with respect to the number of shares of common stock and preferred stock filed with the Department of State of the State of New York on May 1, 2018 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated May 1, 2018)
3.8	Certificate of Amendment of the Certificate of Incorporation of Corning Natural Gas Holding Corporation authorizing 261,500 Shares of 6% Series A Cumulative Preferred Stock Filed with the Department of State of the State of New York on June 29, 2020 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated June 29, 2020)
4.4*	Corning Natural Gas Holding Corporation 2018 Employee Long-Term Incentive Plan (incorporated by reference to Appendix 1 of the Company’s definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 22, 2018)
10.1*	Employment Agreement dated November 30, 2006 between Michael German and the Company (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated November 30, 2006)
10.2*	Amended and Restated Severance Agreement effective August 18, 2006 between the Company and Kenneth J. Robinson (incorporated by reference to Exhibit 10.18 of the Company’s Current Report on Form 8-K dated August 14, 2006)
10.3*	First Amendment to Employment Agreement between Michael I. German and the Company dated December 31, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 10-Q dated August 12, 2009)
10. 4	Amended and Restated 2007 Stock Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 10-Q dated August 12, 2009)
10.14*	Settlement and Release Agreement between the Company and Thomas K. Barry dated December 30, 2011 (incorporated by reference to Exhibit 10.30 of the Company’s Registration Statement on Form S-1 (No. 333-182386), originally filed with the Securities and Exchange Commission on June 28, 2012)
10.16	Operating Agreement of the Leatherstocking Gas Company, LLC (incorporated by reference to Exhibit 10.32 of the Company’s Registration Statement on Form S-1 (No. 333-182386), originally filed with the Securities and Exchange Commission on June 28, 2012)
10.21*	Form of Restricted Stock Agreement – Officers under the Corning Natural Gas Corporation’s Amended and Restated 2007 Stock Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated December 11, 2012)
10.22*	Form of Restricted Stock Agreement - Non-employee Directors under the Corning Natural Gas Corporation’s Amended and Restated 2007 Stock Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated December 11, 2012)
10.32	Stock Purchase Agreement between the Holding Company and Article 6 Marital Trust under the First Amended and Restated Jerry Zucker Revocable Trust Dated April 2, 2007, dated April 7, 2014
10.33	Stock Purchase Agreement between the Holding Company and the Retirement Plan for the L.S. Starret Company with QCI Management, Inc., as Registered Investment Advisor dated April 14, 2014
10.34	Stock Purchase Agreement between the Holding Company and DBH, LLC with QCI Asset Management, Inc., as Registered Investment Advisor dated April 14, 2014
10.35	Stock Purchase Agreement between the Holding Company and Cold Spring Construction Profit Sharing Plan with QCI Asset Management, Inc., as Registered Investment Advisor dated April 14, 2014
10.37	Stock Purchase Agreement between the Holding Company and Timothy E. Delaney with QCI Asset Management, Inc., as Registered Investment Advisor dated April 14, 2014
10.38	Stock Purchase Agreement between the Holding Company and Robert B. Johnston dated April 16, 2014
10.48	Pledge and Security Agreement between Corning Natural Gas Holding Corporation and Mirabito Regulated Industries, LLC with Wayne Bank dated January 31, 2019 (incorporated by reference to Exhibit 10.6 on Form 8-K dated September 4, 2014)

10.49	Pledge and Security Agreement between Corning Natural Gas Holding Corporation and Mirabito Regulated Industries, LLC with Wayne dated January 31, 2019 (incorporated by reference to Exhibit 10.7 on Form 8-K dated September 4, 2014)
10.72	Loan Agreement between Leatherstocking Gas (Borrower) and Leatherstocking Pipeline (Guarantor) and Five Star Bank, dated July 11, 2016 (incorporated by reference to Exhibit 10.2 of the June 2016 10-Q)
10.73	General Security Agreement between Leatherstocking Gas and Five Star Bank dated July 11, 2016 (incorporated by reference to Exhibit 10.3 of the June 2016 10-Q)
10.74	General Security Agreement between Leatherstocking Pipeline and Five Star Bank dated July 11, 2016 (incorporated by reference to Exhibit 10.4 of the June 2016 10-Q)
10.79	Continuing Guaranty, dated August 31, 2016, from Corning Natural Gas Holding Corporation to M&T Bank with respect to the obligations of Pike County Light & Power Company to M&T Bank (incorporated by reference to Exhibit 10.5 on the September 2016 8-K)
10.87	Credit Agreement, dated August 31, 2020, between Corning Natural Gas Company and M&T Bank (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated August 31, 2020)
10.88	Multiple Disbursement Term Note, dated August 15, 2018, from Corning Natural Gas Corporation to M&T Bank in the maximum principal amount of $3,600,000 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated August 31, 2020)
10.89	General Security Agreement, dated August 31, 2020, from Corning Natural Gas Corporation to M&T Bank (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K dated August 31, 2020)
10.90	Replacement Credit Agreement, dated June 27, 2019, between Pike Light & Power Company and M&T Bank (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated May 23, 2018)
10.91	Replacement Term Note, dated May 23, 2018, from Pike Light & Power Company to M&T Bank in the initial principal amount of $11,200,000 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated May 23, 2018)
10.92	Continuing Guaranty, dated June 27, 2019, between Pike Light & Power Company and M&T Bank (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K dated May 23, 2018)
10.93	General Security Agreement, dated June 27, 2019, between Pike Light & Power Company and M&T Bank (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K dated May 23, 2018)
10.94	Multiple Disbursement Term Note, dated June 27, 2019, from Corning Natural Gas Corporation to M&T Bank in the maximum principal amount of $3,127,000, with Prepayment Premium Rider. (incorporated by reference to Exhibit 10.1 on the December, 31 2019 10-Q)
10.95	Multiple Disbursement Term Note, dated June 27, 2019 from Pike Light & Power Company to M&T Bank in the maximum principal amount of $2,072,000, with Prepayment Premium Rider. (incorporated by reference to Exhibit 10.2 on the December, 31 2019 10-Q)
10.96	Form of Series C Preferred Stock Purchase Agreement dated March 27, 2020 between Corning Natural Gas Holding Corporation and the Series C Preferred Stock Purchasers (incorporated by reference to Exhibit 10.1 on the March, 31 2020 10-Q)
10.97	Term Note under the U.S. Small Business Administration Paycheck Protection Program issued by Corning Natural Gas Holding Corporation on April 17, 2020 to M&T Bank in the principal amount of $970,900 (incorporated by reference to Exhibit 10.2 on the March, 31 2020 10-Q)
10.98	Term Note under the U.S. Small Business Administration Paycheck Protection Program issued by Pike County Light & Power Company on April 22, 2020 to M&T Bank in the principal amount of $137,200 (incorporated by reference to Exhibit 10.3 on the March, 31 2020 10-Q)
24	Power of Attorney
31.1**	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act - Michael I. German
31.2**	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act - Charles A. Lenns
32.1***	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

*	Indicates management contract or compensatory plan or arrangement
**	Filed herewith
***	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corning Natural Gas Holding Corporation (Registrant)

Date January 26, 2021	/s/ Charles Lenns
By: Charles Lenns, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 2 to Annual Report has been signed below by the following persons on behalf of the registrant and in the capacitated and on the dates indicated.

/s/ Michael I. German	Chief Executive Officer,
Michael I. German	President and Director	January 26, 2021

/s/ Charles Lenns	Chief Financial Officer and
Charles Lenns	Treasurer	January 26, 2021

/s/ Henry B. Cook, Jr.	Chairman of the Board and
Henry B. Cook, Jr.	Director	January 26, 2021

/s/ Ted W. Gibson
Ted W. Gibson	Director	January 26, 2021

/s/ Robert B. Johnston
Robert B. Johnston	Director	January 26, 2021

/s/ Joseph P. Mirabito
Joseph P. Mirabito	Director	January 26, 2021

/s/ William Mirabito
William Mirabito	Director	January 26, 2021

/s/ George J. Welch
George J. Welch	Director	January 26, 2021

/s/ John B. Williamson III
John B. Williamson III	Director	January 26, 2021