Form 10-Q
period 2020-12-31
Corning Natural Gas Holding Corp
filed 2021-02-10
CIK 1582244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding as of February 10, 2021
Common Stock, $.01 par value	3,083,577

PART I.

FINANCIAL INFORMATION

Item 1.	Financial Statements.

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	Unaudited
Assets	December 31, 2020	September 30, 2020

Plant:
Utility property, plant and equipment	$142,152,998	$139,743,289
Less: accumulated depreciation	(31,754,287)	(30,853,644)
Total plant, net	110,398,711	108,889,645

Investments:
Marketable securities at fair value	2,336,662	2,193,112
Investment in joint ventures	262,939	264,640
	2,599,601	2,457,752

Current assets:
Cash and cash equivalents	430,313	411,700
Customer accounts receivable, (net of allowance for
uncollectible accounts of $110,581 and $42,236, respectively)	3,744,541	2,330,342
Other accounts receivable	639,360	527,280
Related party receivables	—	9,032
Gas stored underground	954,679	995,341
Materials and supplies inventories	3,278,046	3,156,345
Prepaid expenses	1,383,762	1,801,883
Total current assets	10,430,701	9,231,923

Regulatory and other assets:
Regulatory assets:
Unrecovered gas and electric costs	2,000,072	1,966,184
Deferred regulatory costs	4,971,848	4,894,434
Deferred pension	7,402,263	7,352,839
Goodwill	918,121	918,121
Other	738,284	748,408
Total regulatory and other assets	16,030,588	15,879,986

Total assets	$139,459,601	$136,459,306

See accompanying notes to consolidated financial statements.

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	Unaudited
Liabilities and capitalization	December 31, 2020	September 30, 2020

Long-term debt, less current installments	$44,299,092	$44,291,626
Less: debt issuance costs	(242,490)	(241,057)
Total long-term debt	44,056,602	44,050,569

Redeemable preferred stock - Series A	6,487,083	6,484,545
(Authorized 261,500 shares. Issued and outstanding:
260,600 shares at December 31, 2020 and September 30, 2020,
less issuance costs of $27,917 and $30,455, respectively)

Redeemable preferred stock - Series C	4,498,538	4,498,476
(Authorized 180,000 shares. Issued and outstanding:
180,000 shares at December 31, 2020 and September 30, 2020,
less issuance costs of $1,462 and $1,524, respectively)

Current liabilities:
Current portion of long-term debt	6,294,367	6,271,068
Borrowings under lines-of-credit	9,860,834	7,698,269
Accounts payable	2,848,248	2,293,980
Accrued expenses	326,346	339,809
Customer deposits and accrued interest	1,898,450	1,617,976
Dividends declared	530,296	529,301
Total current liabilities	21,758,541	18,750,403

Deferred credits and other liabilities:
Deferred income taxes	7,717,170	7,575,832
Regulatory liabilities	3,197,951	3,243,054
Deferred compensation	1,412,533	1,366,256
Pension costs and post-retirement benefits	9,501,917	9,407,774
Other	188,642	193,945
Total deferred credits and other liabilities	22,018,213	21,786,861

Commitments and contingencies	—	—

Temporary equity:
Redeemable convertible preferred stock - Series B
(Authorized 244,500 shares. Issued and outstanding:
244,263 shares at December 31, 2020 and September 30, 2020)	4,961,344	4,954,937

Common stockholders' equity:
Common stock ($.01 par value per share.	30,836	30,725

Authorized 4,500,000 shares. Issued and
outstanding: 3,083,577 shares at December 31, 2020
and 3,072,547 at September 30, 2020)
Additional paid-in capital	28,241,620	28,144,702
Retained earnings	7,399,408	7,747,197
Accumulated other comprehensive income	7,416	10,891
Total common stockholders' equity	35,679,280	35,933,515

Total liabilities and capitalization	$139,459,601	$136,459,306

See accompanying notes to consolidated financial statements.

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	December 31, 2020	December 31, 2019
Utility operating revenues:
Gas operating revenues	$6,422,149	$6,554,199
Electric operating revenues	1,897,249	1,607,218
Total utility operating revenues	8,319,398	8,161,417

Costs of sales:
Gas purchased	1,269,682	1,824,665
Electricity purchased	793,081	338,361
Total cost of sales	2,062,763	2,163,026

Gross margin	6,256,635	5,998,391

Cost and expense:
Operating and maintenance expense	3,356,754	2,976,291
Taxes other than income taxes	892,745	928,859
Depreciation	869,440	652,704
Other deductions, net	68,044	114,413
Total costs and expenses	5,186,983	4,672,267

Utility operating income	1,069,652	1,326,124

Other income and (expense):
Interest expense	(745,445)	(610,714)
Other expense	(135,009)	(163,495)
Investment income	143,726	87,710
Income (loss) from joint ventures	(1,701)	3,583
Rental income	7,638	7,638

Income from utility operations before income taxes	338,861	650,846

Income tax expense	(155,687)	(196,763)

Net income	183,174	454,083
Less Series B Preferred Stock Dividends	61,066	61,066
Net income attributable to common stockholders	$122,108	$393,017

Weighted average earnings per share:
Basic	$0.04	$0.13
Diluted	$0.04	$0.13

Average shares outstanding - basic	3,080,107	3,050,875
Average shares outstanding - diluted	3,080,107	3,050,875

See accompanying notes to consolidated financial statements

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
	December 31, 2020	December 31, 2019
Net income	$183,174	$454,083
Other comprehensive income (loss):
Net unrealized (loss) gain on debt securities available for sale
net of (benefit) tax of ($1,056) and ($1,057), respectively	(3,475)	(2,404)

Total comprehensive income	$179,699	$451,679

See accompanying notes to consolidated financial statements

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES

Consolidated Statement of Changes in Common
Stockholders' Equity
For the Three Months ended December 31, 2020 and 2019

(Unaudited)

					Accumulated
	Number of	Common	Additional Paid In	Retained	Other Comprehensive
	Shares	Stock	Capital	Earnings	(Loss)	Total

Balances at September 30, 2020	3,072,547	$30,725	$28,144,702	$7,747,197	$10,891	$35,933,515

Issuance of common stock	11,030	111	96,918	—	—	97,029
Dividends declared on common ($0.1525 per share)	—	—	—	(469,897)	—	(469,897)
Dividends declared on Preferred B shares ($0.25 per share)	—	—	—	(61,066)	—	(61,066)
Comprehensive income:
Change in unrealized loss on debt securities available for sale, net of income taxes	—	—	—	—	(3,475)	(3,475)
Net income	—	—	—	183,174	—	183,174
Balances at December 31, 2020	3,083,577	$30,836	$28,241,620	$7,399,408	$7,416	$35,679,280

					Accumulated
	Number of	Common	Additional Paid In	Retained	Other Comprehensive
	Shares	Stock	Capital	Earnings	Income (Loss)	Total

Balances at September 30, 2019	3,047,060	$30,470	$27,745,837	$6,634,085	$7,313	$34,417,705

Issuance of common stock	6,225	63	100,175	—	—	100,238
Dividends declared on common ($0.145 per share)	—	—	—	(442,396)	—	(442,396)
Dividends declared on Preferred B shares ($0.25 per share)	—	—	—	(61,066)	—	(61,066)
Comprehensive income:
Change in unrealized loss on debt securities available for sale, net of income taxes	—	—	—	—	(2,404)	(2,404)
Net income	—	—	—	454,083	—	454,083
Balances at December 31, 2019	3,053,285	$30,533	$27,846,012	$6,584,706	$4,909	$34,466,160

See accompanying notes to consolidated financial statements

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	December 31, 2020	December 31, 2019
Cash flows from operating activities:
Net income	$183,174	$454,083
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	869,440	652,704
Amortization of debt issuance cost	27,290	26,915
Non-cash pension expenses	235,357	235,357
Regulatory asset amortizations	155,446	181,025
Stock issued for services	45,280	46,735
Gain on sale of marketable securities	(26,464)	(9,734)
Unrealized gain on marketable securities	(114,258)	(77,976)
Deferred income taxes	155,687	196,763
Bad debt expense	85,185	55,000
(Gain) loss from joint ventures	1,701	(3,583)

Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(1,611,464)	(1,746,410)
Gas stored underground	40,662	65,623
Materials and supplies inventories	(121,701)	(94,305)
Prepaid expenses	418,121	366,464
Unrecovered gas and electric costs	(33,888)	(177,487)
Deferred regulatory costs	(245,867)	29,833
Other	10,017	5,183
Increase (decrease) in:
Accounts payable	554,268	266,606
Accrued expenses	(13,463)	(17,085)
Customer deposits and accrued interest	280,474	268,980
Deferred compensation	46,277	43,024
Deferred pension costs & post-retirement benefits	(190,638)	(120,996)
Other liabilities and deferred credits	(64,755)	(111,953)
Net cash provided by operating activities	685,881	534,766

Cash flows from investing activities:
Purchases of securities, net of sales	(6,303)	(1,959)
Amount received from (paid to) related parties	9,032	(34,918)
Capital expenditures	(2,378,506)	(2,378,133)
Net cash used in investing activities	(2,375,777)	(2,415,010)

Cash flows from financing activities:
Net proceeds from lines-of-credit	2,162,565	1,433,211
Debt issuance costs paid	(6,602)	—
Dividends paid	(478,219)	(449,056)

Proceeds under long-term debt	1,259,990	1,860,590
Repayment of long-term debt	(1,229,225)	(986,173)
Net cash provided by financing activities	1,708,509	1,858,572
Net increase (decrease) in cash and cash equivalents	18,613	(21,672)

Cash and cash equivalents at beginning of period	411,700	314,341

Cash and cash equivalents at end of period	$430,313	$292,669

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$813,263	$607,676
Income taxes	$—	$—
Non-cash financing activities:
Dividends paid with shares	$51,749	$53,503
Number of shares issued for dividends	3,380	2,925

See accompanying notes to consolidated financial statements

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 – Basis of Presentation

Corning Natural Gas Holding Corporation (“Holding Company”) was incorporated in New York in July 2013 to serve as a holding company for Corning Natural Gas Corporation (“Corning Gas” or the “Gas Company”) and its dormant subsidiary Corning Natural Gas Appliance Corporation (the “Appliance Company”), Pike County Light & Power Company (“Pike”), Leatherstocking Gas Company, LLC (“Leatherstocking Gas”), and Leatherstocking Pipeline Company, LLC (“Leatherstocking Pipeline”). The Holding Company also owns 50% of Leatherstocking Gas of New York, Inc. (“Leatherstocking NY”). As used in this document, the term “the Company” refers to the consolidated operations of the Holding Company, Gas Company, Pike and (from July 1, 2020) Leatherstocking Gas and Leatherstocking Pipeline.

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

On July 1, 2020, the Holding Company purchased the remaining 50% interest in Leatherstocking Gas and Leatherstocking Pipeline (collectively, “the Leatherstocking Companies”), and items of income or loss and the balance sheets of these subsidiaries are now included in the Company’s consolidated financial statements. For the first quarter of fiscal 2020, the Company accounted for its investments in the Leatherstocking Companies using the equity method of accounting. Components of our financial statements for this quarter reflect these differences. The following unaudited proforma information presents the Company’s results of operations as if the Company owned 100% of the Leatherstocking Companies at the beginning of the fiscal year ended September 30, 2020. The proforma results do not purport to represent what the Company’s results of operations actually would have been if the transaction had occurred at the beginning of the period presented or what the Company’s results of operations will be in future periods.

Three months ended
December 31, 2019
Total Revenue	$8,580,714
Net Income	$459,950

The consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Holding Company’s latest annual report on Form 10-K for the fiscal year ended September 30, 2020 (“Annual Report”), filed on December 21, 2020. These interim consolidated financial statements are unaudited.

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

New Accounting Pronouncements Not Yet Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (Topic 326), which provides a model, known as the current expected credit loss model, to estimate the expected lifetime credit loss on financial assets, including trade and other receivables, rather than incurred losses over the remaining life of most financial assets measured at amortized cost. The guidance also requires use of an allowance to record estimated credit losses on available-for-sale debt securities. The new standard is effective for annual and interim periods beginning after December 15, 2022. The Company is currently evaluating the impact of the guidance on their consolidated financial statements and related disclosures.

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

Note 2 – Revenue From Contracts With Customers

The following tables present, for the three months ended December 31, 2020 and 2019 (“Q1 FY 2021” and “Q1 FY 2020”, respectively), revenue from contracts with customers as defined in Accounting Standards Codification (“ASC”) 606 (Revenue from Contracts with Customers), as well as additional revenue from sources other than contracts with customers, disaggregated by major source.

	For the three months ended December 31, 2020
	Revenues from contracts with customers	Other revenues (a)	Total utility operating revenues
Corning Gas:
Residential gas	$3,393,723	($113,032)	$3,280,691
Commercial gas	378,967	—	378,967
Transportation	1,127,974	51,428	1,179,402
Street lights gas	93	—	93

Wholesale	482,869	—	482,869
Local production	175,605	—	175,605
Total Corning Gas	$5,559,231	($61,604)	$5,497,627

Pike:
Residential gas	$413,874	($5,146)	$408,728
Commercial gas	111,450	—	111,450
Total Pike retail gas	525,324	($5,146)	520,178

Residential electric	977,919	(1,210)	976,709
Commercial electric	887,934	—	887,934
Electric – street lights	32,606	—	32,606
Total Pike retail electric	1,898,459	(1,210)	1,897,249

Total Pike	$2,423,783	($6,356)	$2,417,427

Leatherstocking Gas
Residential gas	$138,832	—	$138,832
Commercial gas	117,028	—	117,028
Industrial sales	148,484	—	148,484

Total Leatherstocking Companies	404,344	—	404,344

Total consolidated utility operating revenue	$8,387,358	($67,960)	$8,319,398

(a) Other revenues include revenue from alternative revenue programs, such as revenue decoupling mechanisms under New York gas rate plans and weather normalization clauses. This also reflects reductions in revenues resulting from the deferral as regulatory liabilities of the net benefits of the federal Tax Cuts and Jobs Act of 2017. See “Regulatory Matters” in Note 9.

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

(a) Other revenues include revenue from alternative revenue programs, such as revenue decoupling mechanisms under New York gas rate plans and weather normalization clauses. This also reflects reductions in revenues resulting from the deferral as regulatory liabilities of the net benefits of the federal Tax Cuts and Jobs Act of 2017. See “Regulatory Matters” in Note 9.

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

In addition to weather normalization, the Gas Company has implemented a revenue decoupling mechanism (RDM). The RDM reconciles actual delivery service revenues to allowed delivery service revenues (which are based on the annual customer and volume forecasts in the last rate case) for residential customers. The Gas Company will refund or surcharge customers for differences between actual and allowed revenues. The shortfall or excess after the annual reconciliation will be surcharged or refunded to customers over a twelve-month period starting September 1st each year. Pike and Leatherstocking Gas do not have a revenue decoupling mechanism as part of their rate structures.

Revenues are recorded as energy is delivered, generated, or services are provided and billed to customers. Amounts billed are recorded in customer accounts receivable, with payment generally due the following month.

Note 3 - Pension and Other Post-Retirement Benefit Plans

	Pension Benefits Three Months Ended December 31,		Other Benefits Three Months Ended December 31,
	2020	2019	2020	2019
Service Cost	$198,623	$186,111	$4,739	$4,633
Interest Cost	240,959	246,324	6,973	9,255
Expected return on plan assets	(361,414)	(325,249)	—	—
Amortization of prior service cost	—	—	3,810	3,495
Amortization of net (gain) loss	244,156	224,322	421	654
Net periodic benefit cost	$322,324	$331,508	$15,943	$18,037

For ratemaking and financial statement purposes, pension expense represents the amount approved by the NYPSC in the Gas Company’s most recently approved rate case. Pension expense for ratemaking and financial statement purposes was $235,357 for Q1 FY 2021and $269,888 for Q1 FY 2020. Total pension costs are recorded in accordance with accounting prescribed by the NYPSC in 1993. The cumulative net difference between the pension expense for ratemaking and financial statement purposes, since 1993, has been deferred as a regulatory asset and amounted to $1,358,763 and $1,079,642 at December 31, 2020 and December 31, 2019, respectively.

The NYPSC has allowed the Gas Company to recover incremental costs associated with other post-retirement benefits through rates on a current basis. Other post-retirement benefit expense (benefit) (OPEB) for ratemaking and financial statement purposes was $13,209 for the Q1 FY 2021 and $16,101 for the Q1 FY 2020. Total OPEB costs are recorded in accordance with accounting prescribed by the NYPSC in 1998. The difference between the other post-retirement benefit expense (benefit) for ratemaking and financial statement purposes, and the amount computed above has been deferred as a regulatory asset.

Contributions

The Gas Company expects to contribute $1,039,321 to its Pension Plan during the fiscal year ending September 30, 2021. A total of $255,633 was paid to the Pension Plan during Q1 FY 2021 and $187,549 was paid to the Pension Plan during Q1 FY 2020.

Note 4 – Financing Activities

On August 31, 2020, Corning Gas entered into a $3.718 million multiple disbursement term note with M&T Bank which permitted draws from time to time to pay down $250,000 of existing M&T debt and for capital expenditures in accordance with its terms until October 31, 2020 at which time amounts outstanding under the note totaling $3.718 million converted to a ten year term loan, payable in 119 equal monthly installments with an additional final installment of unpaid principal and interest due on November 30, 2030.  Before converting to a term loan, borrowings on the note had a variable interest rate of 3.0% plus the greater of one-month LIBOR or 0.5%.  After October 31, 2020, the interest rate was fixed at 3.5%.  This term note is subject to the terms of the August 2020 Credit Agreement with M&T.

On October 13, 2020, Pike’s multiple disbursement term note with M&T Bank, dated June 24, 2020, was converted into a ten year term loan, payable in 119 monthly installments with an additional final installment of unpaid principal and interest due on November 30, 2020. The note is in the amount of $1.315 million and the interest rate was fixed at 3.5%. This term note is subject to the terms of a credit agreement and general security agreement with M&T and is guaranteed by the Holding Company.

On January 14, 2021, Corning Gas borrowed $850,000 from M&T for a three-month period ending on April 15, 2021. The loan was used primarily to pay for transaction costs incurred in connection with our merger agreement (See Subsequent Events Note 11), and to pay pension and other operating expenses. The note bears an interest rate of 2.6% plus the one-month LIBOR rate with a floor of 3.1%. The loan will be repaid in three equal monthly installments on February, March, and April 15, 2021. The loan will be repaid out of operating revenues.

We are in compliance with our financial covenant calculations as of December 31, 2020.

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

The Holding Company has determined the fair value of certain assets through application of FASB ASC 820 “Fair Value Measurements and Disclosures”.

Fair value of assets and liabilities measured on a recurring basis at December 31, 2020 and September 30, 2020 are as follows:

Fair Value Measurements at Reporting Date Using:

	Fair Value	Quoted Prices In Active Markets for Identical Assets/Liabilities (Level 1)	Level 2	Level 3
December 31, 2020
Available-for-sale securities	$2,336,662	$2,336,662	$—	$—
September 30, 2020
Available-for-sale securities	$2,193,122	$2,193,122	$—	$—

A summary of the marketable securities at December 31, 2020 and September 30, 2020 is as follows:

	Cost Basis	Unrealized Gain	Unrealized Loss	Market Value
December 31, 2020
Cash and equivalents	$203,742	$—	$—	$203,742
Metlife stock value	33,255	—	—	33,255
Government and agency bonds	89,329	5,892	—	95,221
Corporate bonds	106,412	2,545	—	108,957
Mutual funds	29,603	1,792	—	31,395
Holding Company Preferred A Stock	572,875	45,830	—	618,705
Equity securities	824,532	385,361	—	1,209,893
Commodities	33,419	2,075	—	35,494
Total securities	$1,893,167	$443,495	$—	$2,336,662

September 30, 2020
Cash and equivalents	$120,559	$—	$—	$120,559
Metlife stock value	30,701	—	—	30,701
Government and agency bonds	143,960	9,312	—	153,272
Corporate bonds	143,196	3,951	—	147,147
Mutual funds	42,664	2,414	—	45,078
Holding Company Preferred A Stock	572,875	45,830	—	618,705
Equity securities	788,793	265,654	—	1,054,447
Commodities	21,881	1,322	—	23,203
Total securities	$1,864,629	$328,483	$—	$2,193,112

Realized gains included in earnings for the periods reported in investment income are as follows:

Investment Income
	Three Months Ended December 31,
	2020	2019
Net realized gains recognized during the period on investments	$26,464	$9,734

Unrealized gains on equity securities included in investment income for Q1 FY 2021 and 2020 were $114,258 and $77,976, respectively.

Financial assets and liabilities valued using level 1 inputs are based on unadjusted quoted market prices as of the close of business on the days noted within active markets.

Note 6 – Stockholders’ Equity and Preferred Stock

Shares issued during the three months ended December 31, 2020 and 2019 were for the following:

	Q1 FY 2021		Q1 FY 2020
	Shares	Amount	Shares	Amount
Dividend reinvestment program (DRIP)	3,380	$51,749	2,925	$53,503
Directors	3,150	40,163	3,150	43,943
Leatherstocking Gas Company	—	—	150	2,792
Officers	4,500	5,117	—	—
Total	11,030	$97,029	6,225	$100,238

Shares issued to Leatherstocking Gas were used to compensate its independent director, Carl Hayden.

For the three months ended September 30, 2020, dividends were paid on October 15, 2020 to stockholders of record on September 30, 2020 in the amount of $468,235, less DRIP shares valued at $51,749. For Q1 FY 2021, $469,897 was accrued for dividends paid on January 15, 2021 to stockholders of record on December 31, 2020.

Stock options outstanding as of December 31, 2020 were issued in August 2020. There was no stock option activity during Q1 FY 2021 and there were no outstanding stock options or stock option activity during Q1 FY 2020.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life (years)
Outstanding at September 30, 2020	10,000	$16.50	9.92
Granted	—	—	—
Exercised	—	—	—
Expired or Forfeited	—	—	—
Outstanding at December 31, 2020	10,000	$16.50	9.66

Series A Cumulative Preferred Stock accrues cumulative dividends at a rate of 6.0% of the liquidation preference per share ($25.00) and are expected to be paid on or about the 14th day of April, July, October and January of each year. The dividends for Q1 FY 2021 and 2020 were $97,725 and $78,975, respectively, and these are recorded as interest expense. The amortization of the Series A Preferred Stock debt issuance costs was $2,538 in Q1 FY 2021 and $5,183 in Q1 FY 2020.

Series B Convertible Preferred Stock accrues cumulative dividends at a rate of 4.8% of the liquidation preference per share ($20.75) and are expected to be paid on or about the 14th day of April, July, October and January of each year and began October 14, 2016. At September 30, 2020 there was $61,066 accrued for Series B dividends paid on October 15, 2020. For Q1 FY 2021, $61,066 was accrued for dividends paid on January 15, 2021.

Series C Cumulative Preferred Stock accrues cumulative dividends at a rate of 6.0% of the liquidation preference per share ($25.00) and are expected to be paid on or about the 14th day of April, July, October and January of each year. The dividends for Q1 FY 2021 and 2020 were $67,500 and $0, respectively, and these are recorded as interest expense. The amortization of the Series C Preferred Stock debt issuance costs was $62 in Q1 FY 2021 and $0 in Q1 FY 2020.

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

293,116 shares of common stock issuable upon conversion of Series B Convertible Preferred Stock were excluded from the calculation of diluted earnings per share for Q1 FY 2021 and Q1 FY 2020 because their inclusion would have been anti-dilutive.

For Q1 FY 2020, the impact of 10,000 stock options outstanding were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

Note 7 – Investment in Joint Ventures

The Holding Company had an interest in Leatherstocking Gas and Leatherstocking Pipeline, each of which was a joint venture with Mirabito Regulated Industries, LLC (“Mirabito”), accounted for by the equity method. On July 1, 2020, Leatherstocking Gas distributed to its members franchises, engineering and gas pipeline assets located in New York having a book value of $0.532 million. These assets were then contributed to the equity of Leatherstocking Gas Company of New York, Inc. The Company owns 50% of the common shares of the newly formed Leatherstocking NY. and accounts for this investment using the equity method of accounting. Mirabito has the option to acquire the Company’s interests in Leatherstocking NY, for a purchase price of $100,000, beginning on the earlier of a change in control of the Company, or July 1, 2021, and ending on June 30, 2023. If this option remains unexercised on June 30, 2023, The Company has the option for sixty days to acquire Mirabito’s shares for a purchase price of $100,000.

The following table represents the Holding Company’s investment activity in the Leatherstocking joint ventures for the three months ended December 31, 2020 and 2019:

	2020	2019
Beginning balance in investment in joint ventures	$264,640	$2,597,919
Gain (loss) from joint ventures	(1,701)	3,583
Ending balance in joint ventures	$262,939	$2,601,502

As of and for the three months ended December 31, 2020 and 2019, the joint ventures financial summary is as follows:

	2020	2019
Total assets	$524,579	$13,000,000
Total liabilities	$315	$7,900,000
Net income (loss)	($3,400)	$7,167

Note 8 – Income Taxes

Income tax expense for the periods ended December 31, 2020, and December 31, 2019 are as follows:

	Three Months Ended	Three Months Ended
	December 31, 2020	December 31, 2019
Current	$—	$—
Deferred	155,687	196,763
Total	$155,687	$196,763

Actual income tax expense for Q1 FY 2021 and Q1 FY 2020 is greater than tax calculated at the statutory rate (21%) due to state income taxes and non-tax deductible dividends on Class A and Class C preferred stock that are recorded as interest expense and included in pre-tax income.

On November 18, 2020, the Internal Revenue Service issued Revenue Ruling 2020-27, disallowing an income tax deduction for expenses paid with the proceeds of Paycheck Protection Program (“PPP”) loans. The ruling disallowed tax deductions for PPP loan funded expenses, even if the borrower has not received forgiveness of their PPP loans, if the borrower reasonably believes that loan forgiveness will occur.

On December 27, 2020, the President signed into law the Consolidated Appropriations Act, 2021 (the “Act”) that, among other provisions, allows an income tax deduction for expenses that are otherwise tax deductible, where those expenses are funded by proceeds of a PPP loan which has been forgiven. The Act reverses the holding in Revenue Ruling 2020-27.

The Company, in the second quarter of FY 2021, expects to request forgiveness of its PPP loans totaling $1,173,591. If forgiven, this amount will be excluded from taxable income, and the expenses that were paid by the proceeds of the PPP loans will remain income tax deductible. The regulatory consequences of PPP loan forgiveness remains uncertain.

Note 9 – Regulatory Matters

On February 27, 2020, Corning Gas filed with the NYPSC for increases in revenues of $6,255,926, $845,142, and $680,913 for the years ending January 31, 2022, 2023, and 2024, respectively (Case 20-G-0101). These standalone rate year increases would impact customer bills by 23.4%, 2.56%, and 2.01%, respectively. The base period (test year) for this filing is the 12 month period ended September 30, 2019. The levelized amount would be $3,523,167 in each of the years ending January 31, 2022, 2023 and 2024. The levelized increases would impact customer bills by 10.93% per year. We have requested a levelized approach.

The filing with the NYPSC reflects a return on equity of 10.2% and pro-forma equity ratios of 50.67%, 52.95% and 55.26% for the 12-month periods ending January 31, 2022, 2023, and 2024, respectively. The primary reasons for the rate increase are NYPSC mandated initiatives, including replacement of distribution pipe, and new safety, training, and cyber security requirements; and shorter depreciation lives for gas pipeline infrastructure to reflect recent state decarbonization legislation. These two items comprise approximately 50% of the rate case increase request. The balance of the request is to recover increases in health insurance, wages and other inflationary costs.

On June 26, 2020, the New York Department of Public Service Staff (“Staff”) filed its direct testimony in Case 20-G-0101. Staff recommends a one year revenue requirement of $517,063, compared to the Gas Company’s request of $6,223,603. The primary differences between Staff and the Gas and Company’s revenue requirements is Staff’s equity return recommendation of 8.45% vs. 10.20%, disallowance of the Company’s request for shorter depreciation lives, difference in health insurance cost escalators, extension of the recovery period of regulatory costs from three years to five years, and disallowance of leak repair amortization. The Gas Company disagrees with Staff’s proposals. The Gas Company is currently in confidential settlement discussion with Staff and active parties in Case 20-G-0101. The results of those discussions cannot be determined at this time. In November of 2020, the parties requested that the Administrative Law Judges grant a four month extension of time until May 31, 2021 to rule on the filing, with new rates being retroactively enacted as of January 31, 2020. The NYPSC approved the extension of the suspend period on January 22, 2021

By petition dated September 3, 2020 in Case 20-G-0442, Corning Gas requested authority under Public Service Law Sec.69 to issue approximately $29.5 million of long term debt through December 31, 2024. The proceeds are to be used principally to fund Commission mandated system safety and reliability measures, including replacement of older pipe and regulator stations; and purchase equipment, computer software and other supplies as necessary to maintain the distribution system. The petition is currently pending approval.

Total Regulatory Assets on the accompanying Consolidated Balance Sheets as of December 31, 2020 amounts to $14,374,183 compared to $14,213,457 at September 30, 2020. The Regulatory Assets include $1,399,567 at December 31, 2020 and $1,435,762 at September 30, 2020 that is subject to Deferred Accounting Petitions with the NYPSC and PAPUC. The remaining items in regulatory assets are either approved in rates, part of annual reconciliations approved by the NYSPSC and PAPUC or approved through various commission directives.

On October 24, 2020, Pike filed separate rate cases with the PAPUC for an increase in revenues for its electric services in the amount of $1,933,600 (Case R-2020-302235) and for an increase in revenues for its gas services in the amount of $262,200 (Case R-2020-3022134). Pike’s current rates have been in effect since 2014. The rate increase would impact electric customer bills by 17.3%, and by 19.7% for gas customers. The base period (test year) for this filing is the 12 month period ended June 30, 2020. The filings with the PAPUC reflect returns on equity of 9.75% and pro forma equity ratios of 48.3% for each case. The primary reasons for the requested rate increase are PAPUC mandated initiatives including the replacement of gas distribution equipment, replacement of electric poles and wires, the recovery of deferred storm related costs, new safety, training, and cyber security requirement, and increased employee health and welfare benefits costs. The PAPUC can grant all, some or none of the requested revenue increases. The PAPUC has scheduled a public statement hearing to gather customer input on Pike’s proposal to increase rates on February 8, 2021. Pike expects new rates to take effect on July 1, 2021.

Note 10 – Segment Reporting

The Company’s reportable segments have been determined based upon the nature of the products and services offered, customer base, availability of discrete internal financial information, homogeneity of products, delivery channel and other factors.

The Gas Company is a gas distribution company providing gas on a commodity and transportation basis to its customers in the Southern Tier of New York State. Pike provides electricity and natural gas services to Pike County, Pennsylvania. Leatherstocking Gas and Leatherstocking Pipeline are presented together as the Leatherstocking Companies in the table below. Leatherstocking Gas provided natural gas service to customers in northeast Pennsylvania. Leatherstocking Pipeline has had no revenues since 2018. The Holding Company is the parent company of all subsidiaries and has a 50% ownership in Leatherstocking NY. The Appliance Company’s information is presented with the Holding Company as it has little activity.

The following table reflects the results of the segments consistent with the Holding Company’s internal financial reporting process. The following results are used in part, by management, both in evaluating the performance of, and in allocating resources to, each of the segments.

As of and for the three months ended December 31, 2020

	Gas Company	Pike	Leatherstocking Companies*	Holding Company	Total Consolidated
Total electric utility revenue	$—	$1,897,249	$—	$—	$1,897,249
Total gas utility revenue	$5,497,627	$520,178	$404,344	$—	$6,422,149
Investment income	$143,709	$—	$—	$17	$143,726
Income from joint ventures	$—	$—	$—	($1,701)	($1,701)
Net income (loss)	$558,640	($106,590)	($37,640)	($231,236)	$183,174
Income tax expense (benefit)	$242,895	($41,138)	($24,098)	($21,972)	$155,687
Interest expense	$335,785	$157,519	$74,910	$177,231	$745,445
Depreciation expense	$492,562	$228,777	$147,186	$915	$869,440
Amortization expense	$58,800	$108,781	$3,042	$12,006	$182,629
Total assets	$96,304,144	$29,699,773	$12,630,848	$824,836	$139,459,601
Capital expenditures	$1,347,839	$929,859	$100,808	$—	$2,378,506
*Acquired July 1, 2020

As of and for the three months ended December 31, 2019

	Gas Company	Pike	Leatherstocking Companies*	Holding Company	Total Consolidated
Total electric utility revenue	$—	$1,607,218	$—	$—	$1,607,218
Total gas utility revenue	$6,102,218	$451,981	$—	$—	$6,554,199
Investment income	$87,680	$—	$—	$30	$87,710
Loss from joint ventures	$—	$—	$—	$3,583	$3,583
Net income (loss)	$563,985	($47,446)	$—	($62,456)	$454,083
Income tax expense (benefit)	$213,039	($17,748)	$—	$1,472	$196,763
Interest expense	$346,210	$173,585	$—	$90,919	$610,714
Depreciation expense	$470,715	$181,074	$—	$915	$652,704
Amortization expense	$85,845	$104,966	$—	$17,127	$207,938

Total assets	$90,609,417	$28,081,994	$—	$3,106,711	$121,798,122
Capital expenditures	$1,893,650	$484,483	$—	$—	$2,378,133
*Acquired July 1, 2020

Note 11 – Subsequent Events

On January 12, 2021, Holding Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among Holding Company, ACP Crotona Corp., (“Parent”) and ACP Crotona Merger Sub Corp., (“Merger Sub”), pursuant to which Merger Sub will merge with and into Holding Company, and Holding Company will continue as the surviving corporation and a wholly owned subsidiary of Parent (the “Merger”). As a result of the Merger, shareholders of Holding Company will receive consideration for their shares in the following amounts: (i) $24.75 in cash, per share of common stock (the “Merger Consideration”); (ii) $25 per share of Series A preferred stock; (iii) $29.70 per share of Series B preferred stock; and (iv) $25 per share of Series C preferred stock. Amounts payable to all shareholders will include cash for any unpaid dividends. Parent and Merger Sub are affiliates of Argo Infrastructure Partners LP (“Argo”) and were formed by Argo in order to complete the Merger.

The Merger is subject to, among other customary closing conditions, the approvals of the NYPSC and the PAPUC. In addition, the Merger requires the approval of the Company’s shareholders and the expiration of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvement Act. The Merger Agreement also includes certain termination rights for both the Company and Parent and provides that, in connection with the termination of the Merger Agreement under specified circumstances, termination fees may be owed to Parent or to the Company, depending on the circumstances surrounding a termination.

The Merger Agreement provides for a 45-day “Go Shop” period which expires on February 26, 2021. During such period, the Company’s Board of Directors, together with the Company’s financial and legal advisors, may actively solicit, receive, evaluate and potentially enter into negotiations with parties that offer alternative acquisition proposals. At the conclusion of the “Go Shop” period, the Company will cease all such activities, and will be subject to a customary “No Shop” provision that restricts the Company’s ability to solicit acquisition proposals from third parties and to provide non-public information and to negotiate with third parties regarding unsolicited acquisition proposals that is reasonably expected to lead to a superior proposal.

In addition, in connection with the execution of the Merger Agreement, the Company’s directors, who in the aggregate beneficially own approximately 30% of the Company’s outstanding shares, have entered into a voting agreement (the “Voting Agreement”)with Parent pursuant to which each director agrees to vote in favor of the Merger and the approval of the Merger Agreement as a shareholder of the Company. The Voting Agreement will terminate if, among other reasons, the Merger Agreement is terminated in accordance with its terms.

In connection with the execution of the Merger Agreement, the Company has suspended its dividend reinvestment plan.

Upon consummation of the Merger Agreement, the Company’s common stock will be delisted from the OTCQX and deregistered under the Exchange Act as soon as practicable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Regarding Forward-Looking Statements

This report contains statements which, to the extent they are not recitations of historical facts, constitute "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 (Reform Act). The words "estimate", "project", "anticipate", "expect", "intend", "believe", "could" and similar expressions are intended to identify forward-looking statements. All such forward-looking statements are intended to be subject to the safe harbor protection provided by the Reform Act. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be achieved. As forward-looking statements, these statements involve risks, uncertainties and other factors that could cause actual results to differ materially from the expected results. Accordingly, actual results may differ materially from those expressed in any forward-looking statements. Factors that could cause results to differ materially from our management's expectations include, but are not limited to, those listed under Item 1A - "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended September 30, 2020, in addition to:

*	the impact of the COVID-19 pandemic, completion of the pending Merger with Argo,
*	the effect of an interruption in our supply of natural gas or electricity or a substantial increase in the price of natural gas or electricity,
*	our ability to successfully negotiate new supply agreements for natural gas and electricity as they expire, on terms favorable to us, or at all,
*	the effect on our operations of actions by the NYPSC or PAPUC,
*	the effect of litigation,
*	the effect on our operations of unexpected changes in legal or regulatory requirements, including environmental and energy consumption regulations and laws,
*	the amount of natural gas produced and directed through our pipeline by producers,
*	our ability to obtain additional equity or debt financing to fund our capital expenditure plans and for general corporate purposes,
*	our successful completion of various capital projects and the use of pipelines, compressor stations and storage by customers and counterparties at levels consistent with our expectations,
*	The effect of weather on our utility infrastructure,
*	our ability to retain the services of our senior executives and other key employees,
*	our vulnerability to adverse economic and industry conditions generally and particularly the effect of those conditions on our major customers,
*	the effect of any leaks in our transportation and delivery pipelines,
*	competition to our gas transportation business from other pipelines, and
*	the possibility of cyber and malware attacks.

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

On July 1, 2020, the Company completed the acquisition of its partner’s 50% interests in Leatherstocking Gas Company, LLC, and Leatherstocking Pipeline Company, LLC (“the Leatherstocking Companies”). Since July 1, 2020, the financial information of the Leatherstocking Companies is included in the Company’s consolidated financial information.

We believe our key performance indicators are net income, stockholders’ equity and the safety and reliability of our systems. Net income decreased by $270,909 for the three months ended December 31, 2020 (“Q1 FY 2021”) compared to the three months ended December 31, 2019 (“Q1 FY 2020”). Because the Holding Company’s principal operations are conducted through Corning Gas and Pike, both regulated utility companies, stockholders’ equity is an important performance indicator. The NYPSC and PAPUC allow the Company the opportunities to earn a just and reasonable return on stockholders’ equity as determined under applicable regulations. Stockholders’ equity is, therefore, a precursor of future earnings potential. As of December 31, 2020, compared to December 31, 2019, stockholders’ equity increased from $34,466,160 to $35,679,280. We plan to continue our focus on building stockholders’ equity. Safety and efficiency indicators include leak repair, main and service replacements and customer service metrics.

We continue to focus on improving the efficiency of our operations and making capital investments to improve our infrastructure. Corning Gas’s infrastructure improvement program concentrates on the replacement of older distribution mains and customer service lines. In Q1 FY 2021 the Gas Company repaired 34 leaks, replaced 56 bare steel services and replaced or remediated 6.0 miles of older steel main. In fiscal 2020 the Gas Company repaired 184 leaks and replaced 8.6 miles of bare steel main and 229 bare steel services. In Q1 FY 2021 Pike replaced approximately 17 poles. In fiscal 2020 Pike replaced approximately 150 poles and did extensive tree trimming to maintain our electric infrastructure. On January 18, 2019 Pike filed a gas Long Term Infrastructure Improvement Plan (“LTIIP”) to accelerate replacement of cast iron, wrought iron and bare steel pipe over 11 years. The PAPUC approved the LTIIP plan on June 13, 2019.

Earnings for Q1 FY 2021 were lower than earnings for Q1 FY 2020 as a result of reduced gas distribution rates at Corning Gas, transaction costs incurred in connection with our merger transaction, increased operating costs, payroll expense increases and COVID expenses, offset by an increase in investment income.

Key financial performance indicators:

	Three Months Ended December 31,
	2020	2019
Net income	$183,174	$454,083
Stockholders' equity	$35,679,280	$34,466,160
Stockholders' equity per outstanding common share	$11.57	$11.29

Gas Revenue and Margin

Retail gas revenue decreased $225,554 for Q1 FY 2021 compared to Q1 FY 2020. The decrease primarily results from lower gas cost recovery of $324,917 offset by a net increase in customer sales of $99,363.

Other gas revenue increased $93,504 for Q1 FY 2021 compared to Q1 FY 2020. The components of this increase are detailed in the tables below.

	Q1 FY 2021	Q1 FY 2020
Retail gas revenue:
Residential	$3,946,522	$4,151,127
Commercial	653,697	665,755
Transportation	1,230,207	1,208,900
Wholesale	482,869	513,067
Total retail gas revenue	6,313,295	6,538,849

Other gas revenue:
Local production	175,605	182,384
Customer discounts forfeited	(28)	16,524
Reconnect fees	65	1,048
Surcharges	(4,677)	1,644
Other (see detail below)	(62,111)	(186,250)
Total other gas revenue	108,854	15,350

Total gas operating revenue	$6,422,149	$6,554,199

The following tables further summarize all other income in the other gas revenue table above:

	Q1 FY 2021	Q1 FY 2020
Other gas revenue:
Delivery Rate Adjustment (DRA) carrying costs	$2,225	$2,762
Contract customer reconciliation	(11,079)	(57,054)
Monthly RDM amortizations	(183,097)	(282,506)
Local production revenue	13,960	9,417
2017 Jobs Act federal income tax reconciliation	103,682	130,543
Capacity release revenue	8,754	10,843
All other	3,444	(255)

Total other gas revenue	($62,111)	($186,250)

Gas purchases are our largest expenses. Purchased gas expense decreased $554,983 for Q1 FY 2021 compared to Q1 FY 2020. The decrease is due primarily to lower gas cost billed to customers of $303,250 and regulatory adjustments associated with PAPUC gas cost audit ($95,158) which lowered purchased gas expense compared to a prior year gas cost reconciliation ($156,575) which increased purchased gas expense in the prior year for a decrease of $251,733.

Gas margin (the excess of utility gas revenue over the cost of natural gas purchased) increased $422,933 for Q1 FY 2021 compared to Q1 FY 2020. The margins were positively impacted by regulatory adjustments associated with PAPUC fuel audit ($95,158) which lowered purchased gas expense compared to a prior year gas cost reconciliation of ($156,575) which increased purchased gas expense in the prior year for a decrease of $251,733.

	Q1 FY 2021	Q1 FY 2020
Gas Margin:
Utility Gas Revenues	$6,422,149	$6,554,199
Natural Gas Purchased	1,269,682	1,824,665
Gas Margin	$5,152,467	$4,729,534
Gas Margin Percentage	80.23%	72.16%

Electric Revenue and Margin

Retail electric revenue increased $246,357 for Q1 FY 2021 compared to Q1 FY 2020. The increase primarily results from higher purchased power costs billed customers.

Other electric revenue increased $43,674 for Q1 FY 2021 compared to Q1 FY 2020. The components of this increase are detailed in the tables below.

	Q1 FY 2021	Q1 FY 2020
Retail electric revenue:
Residential	$977,919	$815,798
Commercial	887,934	806,043
Street lights	32,606	30,261
Total retail electric revenue	$1,898,459	$1,652,102

Other electric revenue:
Customer discounts forfeited	$—	$1,723
Third party billings	253	(65,071)
Other	(1,463)	18,464
Total other electric revenue	(1,210)	(44,884)

Total electric operating revenue	$1,897,249	$1,607,218

Electricity costs increased by $454,720 for Q1 FY 2021 compared to Q1 FY 2020. The increase is due primarily to higher cost of purchased electricity billed to customers of $255,897 and a regulatory adjustment resulting from a PAPUC fuel audit of $198,823 which also increased electricity costs.

Electric margin (the excess of utility electric revenue over the cost of purchased power costs) decreased $164,689 for Q1 FY 2021 compared to Q1 FY 2020. The margins were negatively impacted by a regulatory adjustment resulting from a PAPUC fuel audit of $198,823.

	Q1 FY 2021	Q1 FY 2020
Electric Margin:
Utility Electric Revenues	$1,897,249	$1,607,218
Electricity Purchased	793,081	338,361
Electric Margin	$1,104,168	$1,268,857
Electric Margin Percentage	58.20%	78.95%

Operating and Interest Expenses

Operating and maintenance expense increased by $380,463 for Q1 FY 2021 compared to Q1 FY 2020. The increase primarily results from additional expenses associated with 100% ownership of Leatherstocking Gas of $180,954, wage increase of $32,230, expenses related to the COVID pandemic of $68,412, merger costs of $74,365 and all other costs-net of $24,502.

Taxes other than income taxes decreased by $36,114 for Q1 FY 2021 compared to Q1 FY 2020. The decrease primarily results from decreased property tax expense of $36,071.

Depreciation expense increased by $216,736 for Q1 FY 2021 compared to Q1 FY 2020. The increase results from additional depreciation expense of $69,549 from utility plant placed in service and depreciation expense of $147,187 associated with 100% ownership of Leatherstocking assets.

Interest expense increased by $134,731 for Q1 FY 2021 compared to Q1 FY 2020. The increase was due to higher levels of debt to support our mandated infrastructure improvement program, and $86,240 of additional dividends associated with outstanding Preferred Series A and C shares which is recorded as interest expense.

Liquidity and Capital Resources

The Holding Company does not have any borrowings (excluding Series A and Series C Preferred Stock that is classified as debt) at the corporate level and has no access to liquidity except through dividends and distributions from its subsidiaries as well as equity issuances. Its principal liquidity requirements are for investments in the Leatherstocking to permit those companies to make the capital expenditures required to provide services to their customers and for dividend payments to the Holding Company’s stockholders.

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

Capital expenditures are funded by both operating cash and new debt. In fiscal year 2021 to date, the Company has spent approximately $2.4 million on projects and safety-related infrastructure improvements. This, in conjunction with our growth projects, creates liquidity pressure on the Holding Company. We anticipate that our aggressive capital construction program will continue to require the Holding Company to raise new debt and/or equity.

Cash flows from financing activities of the Company consist of new long-term borrowings, repayment of long-term debt, net borrowings and repayments under our lines-of-credit, and quarterly dividend payments. For the Gas Company’s operations, it has an $8.0 million revolving line of credit with M&T Bank. Interest is a variable rate determined by the Gas Company’s funded debt to EBITDA ratio calculated ninety days after the end of each quarter added to the daily LIBOR rate with no additional collateral or covenants beyond those included in the M&T Bank term notes. The amount outstanding under this line as of December 31, 2020 was $7.5 million with an interest rate of 3.10%.

For Pike’s operations, it has an $2.0 million revolving line of credit with M&T Bank. Interest is a variable rate determined by Pike’s funded debt to EBITDA ratio calculated ninety days after the end of each quarter added to the daily LIBOR rate with no additional collateral or covenants beyond those included in the M&T Bank term notes. The amount outstanding under this line on December 31, 2020 was approximately $1.1 million with an interest rate of 2.94%.

For Leatherstocking’s operations, it has an $1.5 million revolving line of credit with Wayne Bank. Interest on the line of credit is the prime rate (3.25% at December 31, 2020). The line of credit is for an indefinite period, is guaranteed by Leatherstocking Pipeline, and is secured by Leatherstocking Gas and Leatherstocking Pipeline assets. The amount outstanding under this line on December 31, 2020 was approximately $1.2 million.

The Company was in compliance with all of its loan covenants as of December 31, 2020.

During this quarter, the Gas Company mainly withdrew gas from storage and as of December 31, 2020, had a balance of $954,679 worth of gas in storage, the volume in storage at December 31, 2020 was 550,598 Mcf at an average price of $1.66 per Mcf. At December 31, 2019, the Company had a balance of $995,341 worth of gas in storage, the volume in storage at December 31, 2019 was 568,641 Mcf at an average price of $2.08 per Mcf. During the next quarter, the Gas Company expects to continue withdrawing gas from storage to have sufficient gas to supply customers for the winter season.

As of December 31, 2020, we believe that cash flow from operating activities and borrowings under our lines of credit will be sufficient to satisfy our working capital and debt service requirements over the next twelve months. We believe new debt will be required to satisfy our capital expenditures and to finance our internal growth needs for the next twelve months. We are confident we can finance them with our current lender.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Critical Accounting Policies

Our significant accounting policies are described in the notes to the Consolidated Financial Statements in the Holding Company’s Form 10-K for the year ended September 30, 2020, filed on December 21, 2020. There have been no significant changes in our accounting policies during Q1 FY 2021.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2020, the Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. Based upon the Company’s evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2020.

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

The Holding Company and its subsidiaries have lawsuits pending of the type incurred in the normal course of business. The Company expects that any potential losses will be covered by insurance, subject to deductibles, and will not have a material adverse impact on the Company.

Item 1A.	Risk Factors.

Please refer to risk factors listed under Item 1A – “Risk Factors” of the Holding Company’s Form 10-K for the fiscal year ended September 30, 2020, for disclosure relating to certain risk factors applicable to the Company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Mine Safety Disclosures.

Not applicable

Item 5.	Other Information.

On October 13, 2020, Pike’s multiple disbursement term note with M&T Bank, dated June 24, 2020, was converted into a ten year term loan, payable in 119 monthly installments with an additional final installment of unpaid principal and interest due on November 30, 2030. The note is in the amount of $1.315 million and the interest rate was fixed at 3.5%. The note is subject to the terms of a credit agreement and general security agreement with M&T and is guaranteed by the Holding Company.

Item 6.	Exhibits.

10.1	Replacement Credit Agreement, dated October 13, 2020, between Pike Light & Power Company and M&T Bank
10.2	Multiple Disbursement Term Note, dated October 13, 2020 from Pike Light & Power Company to M&T Bank in the maximum principal amount of $1,315,000, with Prepayment Premium Rider.
31.1**	Certification of the Chief Executive Officer and President pursuant to 17 CFR Section 240.13a-14
31.2**	Certification of the Chief Financial Officer and Treasurer pursuant to 17 CFR Section 240.13a-14
32.1**	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Corning Natural Gas Holding Corporation Quarterly Report on Form 10Q for the period ended June 30, 2019, formatted in XBRL (eXtensible Business Reporting Language):

(i)	the Consolidated Balance Sheets at December 31, 2020 and September 30, 2020,
(ii)	the Consolidated Statements of Income for the three months ended December 31, 2020 and December 31, 2019,
(ii)	the Consolidated Statements of Comprehensive Income for the three months ended December 31, 2020 and December 31, 2019,
(iv)	the Consolidated Statements of Cash Flows for the three months ended December 31, 2020 and December 31, 2019, and
(v)	related notes to the Consolidated Financial Statements

** Filed herewith

*** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORNING NATURAL GAS HOLDING CORPORATION
Date: February 10, 2021	By: /s/ Michael I. German
Michael I. German, Chief Executive Officer and President
(Principal Executive Officer)
Date: February 10, 2021	By: /s/ Charles A. Lenns
Charles A. Lenns, Chief Financial Officer
(Principal Financial and Accounting Officer)