Form 10-Q
period 2021-03-31
Corning Natural Gas Holding Corp
filed 2021-05-12
CIK 1582244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☐ Smaller Reporting Company ☑ Emerging Growth Filer ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding as of May 12, 2021
Common Stock, $.01 par value	3,083,577

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	Unaudited
Assets	March 31, 2021	September 30, 2020

Plant:
Utility property, plant and equipment	$144,013,780	$139,743,289
Less: accumulated depreciation	(32,456,837)	(30,853,644)
Total plant, net	111,556,943	108,889,645

Investments:
Marketable securities at fair value	2,265,885	2,193,112
Investment in joint ventures	261,341	264,640
	2,527,226	2,457,752

Current assets:
Cash and cash equivalents	253,862	411,700
Customer accounts receivable, (net of allowance for
uncollectible accounts of $152,913 and $42,236, respectively)	4,011,389	2,330,342
Other accounts receivable	691,398	527,280
Related party receivables	—	9,032
Gas stored underground, at average cost	493,612	995,341
Materials and supplies inventories	3,367,202	3,156,345
Prepaid expenses	2,287,330	1,801,883
Total current assets	11,104,793	9,231,923

Regulatory and other assets:
Regulatory assets:
Unrecovered gas and electric costs	1,534,463	1,966,184
Deferred regulatory costs	5,632,076	4,894,434
Deferred pension	7,476,804	7,352,839
Goodwill	918,121	918,121
Other	730,856	748,408
Total regulatory and other assets	16,292,320	15,879,986

Total assets	$141,481,282	$136,459,306

See accompanying notes to consolidated financial statements.

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	Unaudited
Liabilities and capitalization	March 31, 2021	September 30, 2020

Long-term debt, less current installments	$43,326,801	$44,291,626
Less: debt issuance costs	(228,976)	(241,057)
Total long-term debt	43,097,825	44,050,569

Redeemable preferred stock - Series A	6,489,621	6,484,545
(Authorized 261,500 shares. Issued and outstanding:
260,600 shares at March 31, 2021 and September 30, 2020,
less issuance costs of $25,379 and $30,455, respectively)

Redeemable preferred stock - Series C	4,498,600	4,498,476
(Authorized 180,000 shares. Issued and outstanding:
180,000 shares at March 31, 2021 September 30, 2020,
less issuance costs of $1,400 and $1,524, respectively)

Current liabilities:
Current portion of long-term debt	5,800,569	6,271,068
Borrowings under lines-of-credit and short-term debt	10,486,493	7,698,269
Accounts payable	3,710,482	2,293,980
Accrued expenses	346,361	339,809
Customer deposits and accrued interest	1,012,845	1,617,976
Dividends declared	530,296	529,301
Total current liabilities	21,887,046	18,750,403

Deferred credits and other liabilities:
Deferred income taxes	8,660,702	7,575,832
Regulatory liabilities	3,171,990	3,243,054
Deferred compensation	1,264,279	1,366,256
Pension costs and post-retirement benefits	9,596,329	9,407,774
Other	345,490	193,945
Total deferred credits and other liabilities	23,038,790	21,786,861

Commitments and contingencies	—	—

Temporary equity:
Redeemable convertible preferred stock - Series B
(Authorized 244,500 shares. Issued and outstanding:
244,263 shares at March 31, 2021 and September 30, 2020)	4,967,750	4,954,937

Common stockholders' equity:
Common stock ($.01 par value per share.	30,836	30,725
Authorized 4,500,000 shares. Issued and
outstanding: 3,083,577 shares at March 31, 2021
and 3,072,547 at September 30, 2020)
Additional paid-in capital	28,271,487	28,144,702
Retained earnings	9,198,511	7,747,197
Accumulated other comprehensive income	816	10,891
Total common stockholders' equity	37,501,650	35,933,515

Total liabilities and capitalization	$141,481,282	$136,459,306

See accompanying notes to consolidated financial statements.

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)	Three Months Ended		Six Months Ended
	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020
Utility operating revenues:
Gas operating revenues	$11,456,522	$10,227,360	$17,878,671	$16,781,559
Electric operating revenues	1,766,517	1,718,599	3,663,766	3,325,817
Total utility operating revenues	13,223,039	11,945,959	21,542,437	20,107,376

Costs of sales:
Gas purchased	3,479,745	2,462,511	4,749,427	4,287,176
Electricity purchased	361,086	324,307	1,154,167	662,668
Total cost of sales	3,840,831	2,786,818	5,903,594	4,949,844

Gross margin	9,382,208	9,159,141	15,638,843	15,157,532

Cost and expense:
Operating and maintenance expense	3,493,717	2,819,430	6,850,471	5,795,721
Taxes other than income taxes	951,225	950,804	1,843,970	1,879,663
Depreciation	858,769	646,829	1,728,209	1,299,533
Other deductions, net	83,023	145,135	151,067	259,548
Total costs and expenses	5,386,734	4,562,198	10,573,717	9,234,465

Utility operating income	3,995,474	4,596,943	5,065,126	5,923,067

Other income and (expense):
Interest expense	(745,202)	(608,273)	(1,490,647)	(1,218,987)
Other (expense), net	(59,426)	(165,758)	(194,435)	(329,253)
Investment income (expense)	125,813	(156,436)	269,539	(68,726)
Income (loss) from joint ventures	(5,812)	(113)	(7,513)	3,470
Rental income	7,638	7,638	15,276	15,276

Income from utility operations, before income taxes	3,318,485	3,674,001	3,657,346	4,324,847

Income tax expense	(988,418)	(968,927)	(1,144,105)	(1,165,690)

Net income	2,330,067	2,705,074	2,513,241	3,159,157
Less: Series B Preferred Stock Dividends	61,066	61,066	122,132	122,132
Net income attributable to common stockholders	$2,269,001	$2,644,008	$2,391,109	$3,037,025

Weighted average earnings per share:
basic	$0.74	$0.86	$0.78	$0.99
diluted	$0.69	$0.81	$0.74	$0.94

Average shares outstanding - basic	3,083,577	3,056,818	3,081,823	3,053,831
Average shares outstanding - diluted	3,379,450	3,349,934	3,376,282	3,346,946

See accompanying notes to consolidated financial statements

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)	Three Months Ended		Six Months Ended
	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020
Net income	$2,330,067	$2,705,074	$2,513,241	$3,159,157
Other comprehensive income:
Net unrealized gain (loss) on debt securities available for sale
net of tax of ($2,503), $1,181, ($3,559) and $124, respectively	(6,600)	3,113	(10,075)	709

Total comprehensive income	$2,323,467	$2,708,187	$2,503,166	$3,159,866

See accompanying notes to consolidated financial statements

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES

Consolidated Statement of Changes in Common

Stockholders' Equity

For the Three and Six Months ended March 31, 2021 and 2020

(Unaudited)

					Accumulated
	Number of	Common	Additional Paid In	Retained	Other Comprehensive
	Shares	Stock	Capital	Earnings	Income (loss)	Total

Balances at December 31, 2020	3,083,577	$30,836	$28,241,620	$7,399,408	$7,416	$35,679,280

Stock based compensation	—	—	29,867	—	—	29,867
Dividends declared on common ($0.1525 per share)	—	—	—	(469,898)	—	(469,898)
Dividends declared on Preferred B shares ($0.25 per share)	—	—	—	(61,066)	—	(61,066)
Comprehensive income:
Change in unrealized gain on
debt securities available for sale, net of income taxes	—	—	—	—	(6,600)	(6,600)
Net income	—	—	—	2,330,067	—	2,330,067
Balances at March 31, 2021	3,083,577	$30,836	$28,271,487	$9,198,511	$816	$37,501,650

					Accumulated
	Number of	Common	Additional Paid In	Retained	Other Comprehensive
	Shares	Stock	Capital	Earnings	Income (loss)	Total

Balances at September 30, 2020	3,072,547	$30,725	$28,144,702	$7,747,197	$10,891	$35,933,515

Stock based compensation	4,500	45	34,939	—	—	34,984
Issuance of common stock	6,530	66	91,846			91,912
Dividends declared on common ($0.305 per share)	—	—	—	(939,795)	—	(939,795)
Dividends declared on Preferred B shares ($0.50 per share)	—	—	—	(122,132)	—	(122,132)
Comprehensive income:
Change in unrealized gain on
debt securities available for sale, net of income taxes	—	—	—	—	(10,075)	(10,075)
Net income	—	—	—	2,513,241	—	2,513,241
Balances at March 31, 2021	3,083,577	$30,836	$28,271,487	$9,198,511	$816	$37,501,650

					Accumulated
	Number of	Common	Additional Paid In	Retained	Other Comprehensive
	Shares	Stock	Capital	Earnings	Income	Total

Balances at December 31, 2019	3,053,285	$30,533	$27,846,012	$6,584,706	$4,909	$34,466,160

Adoption of accounting standard (See Note 1)	—	—	—	—	—	—
Issuance of common stock	5,794	58	97,114	—	—	97,172
Dividends declared on common ($0.1525 per share)	—	—	—	(466,161)	—	(466,161)
Dividends declared on Preferred B shares ($0.25 per share)	—	—	—	(61,066)	—	(61,066)
Comprehensive income:
Change in unrealized loss on debt securities available for sale, net of income taxes	—	—	—	—	3,113	3,113
Net income	—	—	—	2,705,074	—	2,705,074
Balances at March 31, 2020	3,059,079	$30,591	$27,943,126	$8,762,553	$8,022	$36,744,292

					Accumulated
	Number of	Common	Additional Paid In	Retained	Other Comprehensive
	Shares	Stock	Capital	Earnings	Income	Total

Balances at September 30, 2019	3,047,060	$30,470	$27,745,837	$6,634,085	$7,313	$34,417,705

Issuance of common stock	12,019	121	197,289	—	—	197,410
Dividends declared on common ($0.2975 per share)	—	—	—	(908,557)	—	(908,557)
Dividends declared on Preferred B shares ($0.50 per share)	—	—	—	(122,132)	—	(122,132)
Comprehensive income:
Change in unrealized loss on securities available for sale, net of income taxes	—	—	—	—	709	709
Net income	—	—	—	3,159,157	—	3,159,157
Balances at March 31, 2020	3,059,079	$30,591	$27,943,126	$8,762,553	$8,022	$36,744,292

See accompanying notes to consolidated financial statements

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	March 31, 2021	March 31, 2020
Cash flows from operating activities:
Net income	$2,513,241	$3,159,157
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	1,728,208	1,299,533
Amortization of debt issuance cost	53,919	53,829
Non-cash pension expenses	706,071	470,714
Regulatory asset amortizations	293,311	329,835
Stock issued for services	75,056	96,643
(Gain) loss on sale of marketable securities	(175,222)	5,725
Unrealized (gain) loss on investments	(80,166)	86,055
Gain on forgiveness of debt	(65,491)	—
Deferred income taxes	1,144,105	1,165,690
Bad debt expense	143,533	65,000
Income from joint ventures	3,299	(3,470)

Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(1,988,698)	(1,498,211)
Gas stored underground	501,729	616,761
Materials and supplies inventories	(210,857)	(252,684)
Prepaid expenses	(485,447)	18,595
Unrecovered gas and electric costs	431,721	(220,061)
Deferred regulatory costs	(1,056,308)	(34,487)
Other	17,339	10,366
Increase (decrease) in:
Accounts payable	1,416,502	(203,531)
Accrued expenses	6,552	56,785
Customer deposits and accrued interest	(605,131)	(379,781)
Deferred compensation	(101,977)	(85,738)
Deferred pension costs & post-retirement benefits	(641,481)	(249,021)
Other liabilities and deferred credits	29,591	(192,448)
Net cash provided by operating activities	3,653,399	4,315,256

Cash flows from investing activities:
Sale of securities, net of purchases	172,540	156,339
Amount paid to related parties	9,032	(727)
Capital expenditures	(4,395,506)	(4,157,491)
Net cash used in investing activities	(4,213,934)	(4,001,879)

Cash flows from financing activities:
Net proceeds (repayments) on lines-of-credit and short-term debt	2,788,224	(4,243,462)

Debt issuance costs paid	(6,602)	—
Cash received from sale of Series C preferred stock	—	4,500,000
Dividends paid	(1,009,092)	(905,254)
Proceeds under long-term debt	1,259,990	2,328,622
Repayment of long-term debt	(2,629,823)	(2,079,652)
Net cash provided by (used in) financing activities	402,697	(399,746)
Net decrease in cash and cash equivalents	(157,838)	(86,369)

Cash and cash equivalents at beginning of period	411,700	314,341

Cash and cash equivalents at end of period	$253,862	$227,972

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,078,781	$1,149,256
Income taxes	$—	$—
Non-cash financing activities:
Dividends paid with shares	$51,840	$100,767
Number of shares issued for dividends	3,380	5,419

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

The Holding Company’s primary business, through its subsidiaries, is natural gas and electric distribution. Corning Gas serves approximately 15,000 residential, commercial, industrial and municipal customers in the Corning, Hammondsport and Virgil, New York, areas and two other gas utilities which serve the Elmira and Bath, New York, areas. It is franchised to supply gas service in all of the political subdivisions in which it operates. The Gas Company is under the jurisdiction of the New York Public Service Commission (“NYPSC”) which oversees and sets rates for New York gas distribution companies. In addition, the Gas Company has contracts with Corning Incorporated and Woodhull Municipal Gas Company, a small local utility, to provide maintenance service on their gas lines. Pike is an electric and gas utility regulated by the Pennsylvania Public Utility Commission (“PAPUC”). Pike provides electric service to approximately 4,800 customers in the Townships of Westfall, Milford and the northern part of Dingman and in the Boroughs of Milford and Matamoras. Pike provides natural gas service to 1,200 customers in Westfall Township and the Borough of Matamoras. All of these communities are located in Pike County, Pennsylvania. Additionally, Leatherstocking Gas is also regulated by the PAPUC and distributes gas in Susquehanna and Bradford Counties, Pennsylvania. Leatherstocking Pipeline, an unregulated company, previously served one customer in Lawton, Pennsylvania and has had no revenues since 2018. Leatherstocking NY has an application pending before the NYPSC for authority to provide gas distribution services in Broome County, New York.

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

On July 1, 2020, the Holding Company purchased the remaining 50% interest in Leatherstocking Gas and Leatherstocking Pipeline (collectively, the “Leatherstocking Companies”), and items of income or loss and the balance sheets of these subsidiaries are now included in the Company’s consolidated financial statements. For the first six months of fiscal 2020, the Company accounted for its investments in the Leatherstocking Companies using the equity method of accounting. Components of our financial statements reflect these differences. The following unaudited proforma information presents the Company’s results of operations as if the Company owned 100% of the Leatherstocking Companies at the beginning of the fiscal year ended September 30, 2020. The proforma results do not purport to represent what the Company’s results of operations actually would have been if the transaction had occurred at the beginning of the period presented or what the Company’s results of operations will be in future periods.

	Three months ended	Six months ended
	March 31, 2021	March 31, 2021
Total Revenue	$12,430,834	$21,011,548
Net Income	$2,708,555	$3,168,505

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

On January 12, 2021, Holding Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among Holding Company, ACP Crotona Corp. (“Parent”), and ACP Crotona Merger Sub Corp. (“Merger Sub”), pursuant to which Merger Sub will merge with and into Holding Company, and Holding Company will continue as the surviving corporation and a wholly owned subsidiary of Parent (the “Merger”). As a result of the Merger, shareholders of Holding Company will receive consideration for their shares in the following amounts: (i) $24.75 in cash, per share of common stock (the “Merger Consideration”); (ii) $25 per share of Series A preferred stock; (iii) $29.70 per share of Series B preferred stock; and (iv) $25 per share of Series C preferred stock. Amounts payable to all shareholders will include cash for any unpaid dividends. Parent and Merger Sub are affiliates of Argo Infrastructure Partners LP (“Argo”) and were formed by Argo in order to complete the Merger.

The Merger is subject to, among other customary closing conditions, the approvals of the NYPSC and the PAPUC. In addition, the Merger requires the approval of the Company’s shareholders and the expiration of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvement Act. The Merger Agreement also includes certain termination rights for both the Company and Parent and provides that, in connection with the termination of the Merger Agreement under specified circumstances, termination fees may be owed by the Company to Parent, depending on the circumstances surrounding a termination.

The Merger Agreement provided for a 45-day “Go Shop” period which expired on February 26, 2021. During the “Go Shop” period, the Company received no competing offers or alternative acquisition proposals. The Company is now subject to a customary “No Shop” provision that restricts the Company’s ability to solicit acquisition proposals from third parties and to provide non-public information and to negotiate with third parties regarding unsolicited acquisition proposals that is reasonably expected to lead to a superior proposal. On April 30, 2021, the Company and Argo filed with the NYPSC and PAPUC joint petitions requesting approval to conclude the merger. Decisions from the commissions on the merger petitions are not expected until late 2021 or the first half of 2022. The Merger will be voted on by the Company’s shareholders at its annual shareholder meeting which is scheduled for May 27, 2021. In addition, in connection with the execution of the Merger Agreement, the Company’s directors, who in the aggregate beneficially own approximately 30% of the Company’s outstanding shares, have entered into a voting agreement (the “Voting Agreement”) with Parent pursuant to which each director agrees to vote in favor of the Merger and the approval of the Merger Agreement as a shareholder of the Company. The Voting Agreement will terminate if, among other reasons, the Merger Agreement is terminated in accordance with its terms.

In connection with the execution of the Merger Agreement, the Company has suspended its dividend reinvestment plan.

Upon consummation of the Merger, the Company’s common stock will be delisted from the OTCQX and deregistered under the Exchange Act as soon as practicable.

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

Note 2 – Revenue From Contracts With Customers

The following tables present, for the three and six months ended March 31, 2021 and 2020, revenue from contracts with customers as defined in Accounting Standards Codification (“ASC 606”) (Revenue From Contracts With Customers), as well as additional revenue from sources other than contracts with customers, disaggregated by major source.

	For the three months ended March 31, 2021
	Revenues from contracts with customers	Other revenues (a)	Total utility operating revenues
Corning Gas:
Residential gas	$6,415,249	$403,626	$6,818,875
Commercial gas	909,624	—	909,624
Transportation	1,540,820	(159,888)	1,380,932
Street lights gas	98	—	98
Wholesale	753,953	—	753,953
Local production	178,881	—	178,881
Total Corning Gas	9,798,625	243,738	10,042,363

Pike:
Residential gas	695,057	2,276	697,333
Commercial gas	184,193	—	184,193
Total Pike retail gas	879,250	2,276	881,526

Residential electric	944,659	54,693	999,352
Commercial electric	736,310	—	736,310
Electric – street lights	30,855	—	30,855
Total Pike retail electric	1,711,824	54,693	1,766,517

Total Pike	2,591,074	56,969	2,648,043

Leatherstocking Gas
Residential gas	175,502	—	175,502
Commercial gas	167,642	—	167,642
Industrial sales	189,489	—	189,489

Total Leatherstocking Companies	532,633	—	532,633

Total consolidated utility operating revenue	$12,922,332	$300,707	$13,223,039

(a) Other revenues include revenue from alternative revenue programs, such as revenue decoupling mechanisms under New York gas rate plans and weather normalization clauses. This also reflects reductions in revenues resulting from the deferral as regulatory liabilities of the net benefits of the federal Tax Cuts and Jobs Act of 2017. See “Regulatory Matters” in Note 9.

	For the six months ended March 31, 2021
	Revenues from contracts with customers	Other revenues (a)	Total utility operating revenues
Corning Gas:
Residential gas	$9,808,972	$290,594	$10,099,566
Commercial gas	1,288,591	—	1,288,591
Transportation	2,668,794	(108,460)	2,560,334
Street lights gas	191	—	191
Wholesale	1,236,822	—	1,236,822
Local production	354,486	—	354,486
Total Corning Gas	15,357,856	182,134	15,539,990

Pike:
Residential gas	1,108,931	(2,870)	1,106,061
Commercial gas	295,643	—	295,643
Total Pike retail gas	1,404,574	(2,870)	1,401,704

Residential electric	1,922,578	53,483	1,976,061
Commercial electric	1,624,244	—	1,624,244
Electric – street lights	63,461	—	63,461
Total Pike retail electric	3,610,283	53,483	3,663,766

Total Pike	5,014,857	50,613	5,065,470

Leatherstocking Gas
Residential gas	314,334	—	314,334
Commercial gas	284,670	—	284,670
Industrial sales	337,973	—	337,973

Total Leatherstocking Companies	936,977	—	936,977

Total consolidated utility operating revenue	$21,309,690	$232,747	$21,542,437

(a) Other revenues include revenue from alternative revenue programs, such as revenue decoupling mechanisms under New York gas rate plans and weather normalization clauses. Other revenues also includes reductions in revenues resulting from the deferral as regulatory liabilities of the net benefits of the federal Tax Cuts and Jobs Act of 2017. See “Regulatory Matters” in Note 9.

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

(a) Other revenues include revenue from alternative revenue programs, such as revenue decoupling mechanisms and weather normalization provisions under a New York gas rate plan. This also reflects reductions in revenues resulting from the deferral as regulatory liabilities of the net benefits of the federal Tax Cuts and Jobs Act of 2017. See “Regulatory Matters” in Note 9.

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

Note 3 - Pension and Other Post-Retirement Benefit Plans

Components of Net Periodic Benefit Cost:

Pension Benefits
	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Service Cost	$198,622	$186,111	$397,245	$372,222
Interest Cost	240,958	246,324	481,917	492,648
Expected return on plan assets	(361,415)	(325,250)	(722,829)	(650,499)
Amortization of net gain	244,157	224,322	488,313	448,644
Net periodic benefit cost	$322,322	$331,507	$644,646	$663,015

Other Benefits
	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Service Cost	$4,740	$4,634	$9,479	$9,267
Interest Cost	6,973	9,256	13,946	18,511
Amortization of prior service cost	3,809	3,495	7,619	6,990
Amortization of net (gain) loss	420	655	841	1,309
Net periodic benefit cost	$15,942	$18,040	$31,885	$36,077

For ratemaking and financial statement purposes, pension expense represents the amount approved by the NYPSC in the Gas Company’s most recently approved rate case. Pension expense for ratemaking and financial statement purposes was $218,683 for the three months ended March 31, 2021 and $218,683 for the three months ended March 31, 2020. Pension expense for ratemaking and financial statement purposes was $437,366 for the six months ended March 31, 2021 and $437,366 for the six months ended March 31, 2020. Total pension costs are recorded in accordance with accounting prescribed by the NYPSC in 1993. The cumulative net difference between the pension expense for ratemaking and financial statement purposes, since 1993, has been deferred as a regulatory asset and amounted to $1,432,750 and $1,158,204 at March 31, 2021 and March 31, 2020, respectively.

The NYPSC has allowed the Gas Company to recover incremental costs associated with other post-retirement benefits through rates on a current basis. Other post-retirement benefit expense (benefit) (OPEB) for ratemaking and financial statement purposes was $14,680 for the three months ended March 31, 2021 and $14,680 for the three months ended March 31, 2020. Other post-retirement benefit expense (benefit) for ratemaking and financial statement purposes was $29,360 for the six months ended March 31, 2021 and $29,360 for the six months ended March 31, 2020. The difference between the other post-retirement benefit expense (benefit) for ratemaking and financial statement purposes, and the amount computed above has been deferred as a regulatory liability and amounted to $353,545 and $358,670 at March 31, 2021 and March 31, 2020, respectively.

The Gas Company will apply the provisions of the recently enacted American Rescue Plan Act of 2021 (“ARPA”) for purposes of funding its pension plan. ARPA allows a plan sponsor to apply more favorable interest rate assumptions for purposes of determining its required cash contributions, and it allows plan sponsors to fund a shortfall over 15 years, rather than over 7 years under prior law. Additionally, ARPA permits a plan sponsor to elect to redetermine its required contribution for 2020 under the provisions of ARPA, as if the law had been in effect for all of 2020. The Company has elected to apply ARPA to its 2020 plan year, resulting is a deemed credit in the amount of $450,000, that, when applied to its 2021 contribution requirement, reduces the required 2021 cash contribution to $260,000.

The Gas Company expects to contribute $575,000 to its Pension Plan during the year ending September 30, 2021. A total of $511,266 was paid to the Pension Plan during the six months ending March 31, 2021 and $255,633 during the three months ended March 31, 2021. A total of $375,098 was paid to the Pension Plan during the six months ended March 31, 2020 and $187,549 during the three months ended March 31, 2020.

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

On January 14, 2021, Corning Gas borrowed $850,000 from M&T for a three-month period ending on April 15, 2021. The loan was used primarily to pay for transaction costs incurred in connection with our planned merger with Argo (see Note 1), and to pay pension and other operating expenses. The note bears an interest rate of 2.6% plus the one-month LIBOR rate with a floor of 3.1%. The Company and M&T Bank agreed to extend this note and add it to the construction loan that the Company is currently negotiating with M&T Bank. The new construction loan is expected to conclude in May of 2021. The Company continues to pay interest on this loan.

The Company, in the second quarter of fiscal 2021, applied for, and received forgiveness of its Leatherstocking Payroll Protection Program (“PPP”) loan of $65,491. The gain on forgiveness of debt of $65,491 is included as one of the net items making up Other (expense) in the consolidated statements of income. On April 15, 2021, the Company received forgiveness of its Pike PPP loan of $137,200. This amount is reflected on the Company’s consolidated balance sheets in long-term debt. The gain on forgiveness of this debt will be included in the Company’s consolidated statements of income. In the third quarter of fiscal 2021, The Company has filed for loan forgiveness for the Gas Company’s PPP loan in the amount of $970,900. The application is pending approval by the U.S. Small Business Administration. This amount is reflected on the Company’s consolidated balance sheets in long-term debt. If forgiven, the gain on forgiveness of this debt will be included in the Company’s consolidated statement of income. The gains on forgiveness of PPP loans is not subject to federal income tax. The regulatory consequence of PPP loan forgiveness for Corning Gas Company’s PPP loan remains uncertain.

In March of 2021, the Company applied for a $1 million loan from the U.S. Department of Agriculture under the Rural Energy Services Program (RESP). The RESP program is designed to provide low cost loans to rural customers who will use borrowed funds to purchase energy efficient gas furnaces, hot water heaters, and gas services. The loan, if approved by the Department of Agriculture, would be interest free to the Company, and must be repaid over a period not to exceed 20 years. Customers who borrow funds from Corning would pay a nominal rate of interest to the Company, which funds will be used to administer the program. Customer loans must be repaid over a period not to exceed 10 years. The Company’s loan application is pending approval with the U.S. Department of Agriculture.

We are in compliance with our financial covenant calculations as of March 31, 2021.

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

The Holding Company has determined the fair value of certain assets through application of FASB ASC 820 “Fair Value Measurements and Disclosures”.

Fair value of assets and liabilities measured on a recurring basis at March 31, 2021 and September 30, 2020 are as follows:

Fair Value Measurements at Reporting Date Using:

	Fair Value	Quoted Prices In Active Markets for Identical Assets/Liabilities (Level 1)	Level 2	Level 3
March 31, 2021
Available-for-sale securities	$2,265,885	$2,265,885	$—	$—
September 30, 2020
Available-for-sale securities	$2,193,112	$2,193,112	$—	$—

A summary of the marketable securities at March 31, 2021 and September 30, 2020 is as follows:

	Cost Basis	Unrealized Gain	Unrealized Loss	Market Value
March 31, 2021
Cash and equivalents	$88,212	$—	$—	$88,212
Metlife stock value	33,255	10,492	—	43,747
Government and agency bonds	15,078	1,126	—	16,204
Holding Company Preferred A Stock	572,875	42,164	—	615,039
Equity/Debt securities	1,124,505	346,347	—	1,470,852
Commodities	33,420	—	1,589	31,831
Total securities	$1,867,345	$400,129	$1,589	$2,265,885

September 30, 2020
Cash and equivalents	$120,559	$—	$—	$120,559
Metlife stock value	30,701	—	—	30,701
Government and agency bonds	143,960	9,312	—	153,272
Corporate bonds	143,196	3,951	—	147,147
Mutual funds	42,664	2,414	—	45,078
Holding Company Preferred A Stock	572,875	45,830	—	618,705
Equity securities	788,793	265,654	—	1,054,447
Commodities	21,881	1,322	—	23,203
Total securities	$1,864,629	$328,483	$—	$2,193,112

Realized gains included in earnings for the periods reported in investment income are as follows:

Investment Income
	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Net realized gains and (losses) recognized during the period on investments	$148,758	($15,459)	$175,222	($5,725)

Unrealized (losses)/gains on equity securities included in investment income for the three and six months ended March 31, 2021 were ($34,092) and $80,166, respectively.  Unrealized gains (losses) on equity securities included in investment income for the three and six months ended March 31, 2020 were $164,031 and ($86,055), respectively.

Financial assets and liabilities valued using level 1 inputs are based on unadjusted quoted market prices as of the close of business on the days noted within active markets.

Note 6 – Stockholders’ Equity and Preferred Stock

Shares issued during the three and six months ended March 31, 2021 and 2020 were for the following:

	Three months ended March 31, 2021		Six months ended March 31, 2021
	Shares	Amount	Shares	Amount
Dividend reinvestment program (DRIP)	—	—	3,380	$51,749
Directors	—	—	3,150	40,163
Officers	—	—	4,500	34,984
Total	—	—	11,030	$126,896

	Three months ended March 31, 2020		Six months ended March 31, 2020
	Shares	Amount	Shares	Amount
Dividend reinvestment program (DRIP)	2,494	$47,264	5,419	$100,767
Directors	3,150	46,907	6,300	90,850
Leatherstocking Gas Company	150	3,001	300	5,793
Total	5,794	$97,172	12,019	$197,410

Shares issued to Leatherstocking Gas were used to compensate its independent director, Carl Hayden.

For the three months ended September 30, 2020, dividends were paid on October 15, 2020 to stockholders of record on September 30, 2020 in the amount of $468,235, less DRIP shares valued at $51,749. As of March 31, 2021, $469,898 was accrued for dividends paid on April 15, 2021 to stockholders of record on March 31, 2021.

Stock options outstanding as of March 31, 2021 were issued in August 2020. There was no stock option activity during the three or six months ended March 31, 2021 and there were no outstanding stock options or stock option activity during the three or six months ended March 31, 2020.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life (years)
Outstanding at September 30, 2020	10,000	$16.50	9.92
Granted	—	—	—
Exercised	—	—	—
Expired or Forfeited	—	—	—
Outstanding at March 31, 2021	10,000	$16.50	9.41

Series A Cumulative Preferred Stock accrues cumulative dividends at a rate of 6.0% of the liquidation preference per share ($25.00) and are expected to be paid on or about the 14th day of April, July, October and January of each year. The dividends for the three months ended March 31, 2021 and 2020 were $78,975 and $78,975, respectively. The dividends for the six months ended March 31, 2021 and 2020 were $195,450 and $157,950, respectively. These dividends are recorded as interest expense. The amortization of the Series A Preferred Stock debt issuance costs for the six months ended March 31, 2021 and 2020 was $10,365 and $10,365, respectively. The amortization of the Series A Preferred Stock debt issuance costs for the three months ended March 31, 2021 and 2020 was $5,182 and $5,182, respectively.

Series B Convertible Preferred Stock accrues cumulative dividends at a rate of 4.8% of the liquidation preference per share ($20.75) and are expected to be paid on or about the 14th day of April, July, October and January of each year and began October 14, 2016. At September 30, 2020 there was $61,066 accrued for Series B dividends paid on October 15, 2020. As of March 31, 2021, $61,066 was accrued for dividends paid on April 15, 2021.

Series C Cumulative Preferred Stock accrues cumulative dividends at a rate of 6.0% of the liquidation preference per share ($25.00) and are expected to be paid on or about the 14th day of April, July, October and January of each year. The dividends for the three months ended March 31, 2021 and 2020 were $67,500 and $-, respectively. The dividends for the six months ended March 31, 2021 and 2020 were $135,000 and $-, respectively. These dividends are recorded as interest expense. The amortization of the Series C Preferred Stock debt issuance costs for the six months ended March 31, 2021 and 2020 was $124 and $-, respectively. The amortization of the Series C Preferred Stock debt issuance costs for the three months ended March 31, 2021 and 2020 was $62 and $-, respectively.

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

Note 7 – Investment in Joint Ventures

The Holding Company had an interest in Leatherstocking Gas and Leatherstocking Pipeline, each of which was a joint venture with Mirabito Regulated Industries, LLC (“Mirabito”), accounted for by the equity method. On July 1, 2020, Leatherstocking Gas distributed to its members franchises, engineering and gas pipeline assets located in New York having a book value of $532,000. These assets were then contributed to the equity of Leatherstocking Gas Company of New York, Inc. The Company owns 50% of the common shares of the newly formed Leatherstocking NY and accounts for this investment using the equity method of accounting. Mirabito has the option to acquire the Company’s interests in Leatherstocking NY, for a purchase price of $100,000, beginning on the earlier of a change in control of the Company, or July 1, 2021, and ending on June 30, 2023. If this option remains unexercised on June 30, 2023, the Company has the option for sixty days to acquire Mirabito’s shares for a purchase price of $100,000.

The following table represents the Holding Company’s investment activity in the Leatherstocking joint ventures for the six months ended March 31, 2021 and 2020:

	2021	2020
Beginning balance in investment in joint ventures	$264,640	$2,597,919
Cost adjustment	4,214	—
(Loss) income from joint ventures	(7,513)	3,470
Ending balance in joint ventures	$261,341	$2,601,389

As of and for the six months ended March 31, 2021 and 2020, the Joint Ventures financial summary is as follows:

	2021	2020
Total assets	$528,000	$12,907,000
Total liabilities	$5,000	$7,705,000
Net (loss) income	$(8,000)	$7,000

Note 8 – Income Taxes

Income tax expense for the periods ended March 31 are as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020
Current	$—	$—	$—	$—
Deferred	988,418	968,927	1,144,105	1,165,690
Total	$988,418	$968,927	$1,144,105	$1,165,690

Actual income tax expense for the three and six months ended March 31, 2021 and 2020 is greater than tax calculated at the statutory rate (21%) due to state income taxes and non-tax deductible dividends on Class A and Class C preferred stock that are recorded as interest expense and included in pre-tax income, net of income on the forgiveness of the PPP loan.

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

Note 9 – Regulatory Matters

On February 27, 2020, Corning Gas filed with the NYPSC for increases in revenues of $6,255,926, $845,142, and $680,913 for the years ending January 31, 2022, 2023, and 2024, respectively (Case 20-G-0101). These standalone rate year increases would impact customer bills by 23.4%, 2.56%, and 2.01%, respectively. The base period (test year) for this filing is the 12-month period ended September 30, 2019. The levelized amount would be $3,523,167 in each of the years ending January 31, 2022, 2023 and 2024. The levelized increases would impact customer bills by 10.93% per year. We have requested a levelized approach.

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

On June 26, 2020, the New York Department of Public Service Staff (“Staff”) filed its direct testimony in Case 20-G-0101. Staff recommends a one year revenue requirement of $517,063, compared to the Gas Company’s request of $6,223,603. The primary differences between Staff and the Gas Company’s revenue requirements is Staff’s equity return recommendation of 8.45% vs. 10.20%, disallowance of the Gas Company’s request for shorter depreciation lives, difference in health insurance cost escalators, extension of the recovery period of regulatory costs from three years to five years, and disallowance of leak repair amortization. The Gas Company disagrees with Staff’s proposals. In November of 2020, the parties requested that the Administrative Law Judges grant a four-month extension of time until May 31, 2021 to rule on the filing, with new rates being retroactively enacted as of February 1, 2021. The NYPSC approved the extension of the suspend period on January 22, 2021. In March of 2021, the parties to this case could not reach a settlement and the case proceeded to a hearing before two administrative law judges. The rate case is now a one-year case. Testimony in this case has concluded and the parties filed briefs and reply briefs. No decision has been made by the administrative law judges. The case must be concluded on or before May 31, 2021. The outcome of this case will be retroactive back to the original effective date of January 31, 2021. The Company has not recorded any impact of this rate case in its consolidated financial statements. The Company cannot predict the outcome of this case. The Company expects to file a new rate case in July of 2021.

In March of 2021, the New York Public Service Commission issued a “Show Cause” order instructing Corning Gas to show cause why its PPP loan in the amount of $970,900 should not be refunded to its customers if and when the loan is forgiven. The Company requested, and the Commission granted, an extension of time until May 19, 2021 to file its response to the “Show Cause” order.

By petition dated September 3, 2020 in Case 20-G-0442, Corning Gas requested authority under Public Service Law Sec. 69 to issue approximately $29.5 million of long term debt through December 31, 2024. The proceeds are to be used principally to fund Commission mandated system safety and reliability measures, including replacement of older pipe and regulator stations; and purchase equipment, computer software and other supplies as necessary to maintain the distribution system. The New York Commission issued a financing order in April of 2021, permitting the Company to issue long term debt in the amount of $19.1 million. The Company has agreed to this financing order.

Total Regulatory Assets on the accompanying Consolidated Balance Sheets as of March 31, 2021 amounts to $14,643,343 compared to $14,213,457 at September 30, 2020. The Regulatory Assets include $1,363,372 at March 31, 2021 and $1,435,762 at September 30, 2020 that is subject to Deferred Accounting Petitions with the NYPSC and PAPUC. The remaining items in regulatory assets are either approved in rates, part of annual reconciliations approved by the NYSPSC and PAPUC or approved through various commission directives.

On October 24, 2020, Pike filed separate rate cases with the PAPUC for an increase in revenues for its electric services in the amount of $1,933,600 (Case R-2020-302235) and for an increase in revenues for its gas services in the amount of $262,200 (Case R-2020-3022134). Pike’s current rates have been in effect since 2014. In March of 2021, the parties to the rate cases agreed to settlements in both the electric case and the gas case, resulting in a rate increase of $1.4 million for electric, and $225,000 for gas. The parties to the case have not agreed on the new rate design for electric, but they have agreed on the rate design for gas. The administrative law judge will resolve the rate design dispute. The settlements must be approved by the administrative law judge, as well as by the full Pennsylvania Commission. New rates are scheduled to go into effect on July 28, 2021.

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

As of and for the three months ended March 31, 2021

	Gas Company	Pike	Leatherstocking Companies*	Holding Company	Total Consolidated
Total electric utility revenue	$—	$1,766,517	$—	$—	$1,766,517
Total gas utility revenue	$10,042,363	$881,526	$532,633	$—	$11,456,522
Investment income	$125,786	$—	$—	$27	$125,813
Income (loss) on joint ventures	$—	$—	$—	$(5,812)	$(5,812)
Net income (loss)	$2,525,227	$203,341	$85,653	$(484,154)	$2,330,067
Income tax expense (benefit)	$958,237	$93,975	$11,445	$(75,239)	$988,418
Interest expense	$331,551	$155,676	$80,744	$177,231	$745,202
Depreciation expense	$497,773	$242,506	$117,575	$915	$858,769
Amortization expense	$72,631	$76,923	$3,042	$12,006	$164,602
Total assets	$97,597,465	$30,470,901	$12,687,482	$725,434	$141,481,282
Capital expenditures	$1,160,738	$594,825	$261,437	$—	$2,017,000
*Acquired July 1, 2020

As of and for the three months ended March 31, 2020

	Gas Company	Pike	Leatherstocking Companies*	Holding Company	Total Consolidated
Total electric utility revenue	$—	$1,718,599	$—	$—	$1,718,599
Total gas utility revenue	$9,644,999	$582,361	$—	$—	$10,227,360
Investment income (expense)	$(165,142)	$—	$—	$8,706	$(156,436)
Loss from joint ventures	$—	$—	$—	$(113)	$(113)
Net income (loss)	$2,618,534	$164,135	$—	$(77,595)	$2,705,074
Income tax expense (benefit)	$881,012	$79,991	$—	$7,924	$968,927
Interest expense	$345,409	$171,945	$—	$90,919	$608,273
Depreciation expense	$464,840	$181,074	$—	$915	$646,829
Amortization expense	$67,594	$101,370	$—	$6,761	$175,725
Total assets	$90,682,075	$28,411,901	$—	$3,114,537	$122,208,513
Capital expenditures	$1,204,399	$574,959	$—	$—	$1,779,358
*Acquired July 1, 2020

As of and for the six months ended March 31, 2021

	Gas Company	Pike	Leatherstocking Companies*	Holding Company	Total Consolidated
Total electric utility revenue	$—	$3,663,766	$—	$—	$3,663,766
Total gas utility revenue	$15,539,990	$1,401,704	$936,977	$—	$17,878,671
Investment income	$269,495	$—	$—	$44	$269,539
Loss from joint ventures	$—	$—	$—	$(7,513)	$(7,513)
Net income (loss)	$3,083,867	$96,751	$48,013	$(715,390)	$2,513,241
Income tax expense (benefit)	$1,201,132	$52,837	$(12,653)	$(97,211)	$1,144,105
Interest expense	$667,336	$313,195	$155,654	$354,462	$1,490,647
Depreciation expense	$990,335	$471,283	$264,761	$1,830	$1,728,209
Amortization expense	$131,431	$185,704	$6,084	$24,012	$347,231
Total assets	$97,597,465	$30,470,901	$12,687,482	$725,434	$141,481,282
Capital expenditures	$2,508,577	$1,524,684	$362,245	$—	$4,395,506
*Acquired July 1, 2020

As of and for the six months ended March 31, 2020

	Gas Company	Pike	Leatherstocking Companies*	Holding Company	Total Consolidated
Total electric utility revenue	$—	$3,325,817	$—	$—	$3,325,817
Total gas utility revenue	$15,747,217	$1,034,342	$—	$—	$16,781,559
Investment income	$(77,462)	$—	$—	$8,736	$(68,726)
Income from joint ventures	$—	$—	$—	$3,470	$3,470
Net income (loss)	$3,182,519	$116,689	$—	$(140,051)	$3,159,157
Income tax expense	$1,094,051	$62,243	$—	$9,396	$1,165,690
Interest expense	$691,619	$345,530	$—	$181,838	$1,218,987
Depreciation expense	$935,555	$362,148	$—	$1,830	$1,299,533
Amortization expense	$153,439	$206,336	$—	$23,888	$383,663
Total assets	$90,682,075	$28,411,901	$—	$3,114,537	$122,208,513
Capital expenditures	$3,098,049	$1,059,442	$—	$—	$4,157,491
*Acquired July 1, 2020

Note 11 – Subsequent Events

In April of 2021, Pike negotiated new favorable long term supply agreements with Orange and Rockland for both electric and gas inventory. The new agreement reduces the fuel demand charge payable to Orange and Rockland, and it reduces the required letter of credit from $1.645 million to $1 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This report contains statements which, to the extent they are not recitations of historical facts, constitute "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 (Reform Act). The words "estimate", "project", "anticipate", "expect", "intend", "believe", "could" and similar expressions are intended to identify forward-looking statements. All such forward-looking statements are intended to be subject to the safe harbor protection provided by the Reform Act. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be achieved. As forward-looking statements, these statements involve risks, uncertainties and other factors that could cause actual results to differ materially from the expected results. Accordingly, actual results may differ materially from those expressed in any forward-looking statements. Factors that could cause results to differ materially from our management's expectations include, but are not limited to, those listed under Item 1A - "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended September 30, 2020, in addition to:

*	the impact of the COVID-19 pandemic,
*	completion of the pending merger with Argo,
*	the effect of an interruption in our supply of natural gas or electricity or a substantial increase in the price of natural gas or electricity,
*	our ability to successfully negotiate new supply agreements for natural gas and electricity as they expire, on terms favorable to us, or at all,
*	the effect on our operations of actions by the NYPSC or PAPUC,
*	the effect of litigation,
*	the effect on our operations of unexpected changes in legal or regulatory requirements, including environmental and energy consumption regulations and laws,
*	the amount of natural gas produced and directed through our pipeline by producers,
*	our successful completion of various capital projects and the use of pipelines, compressor stations and storage by customers and counterparties at levels consistent with our expectations,
*	The effect of weather on our utility infrastructure,
*	our ability to retain the services of our senior executives and other key employees,
*	our vulnerability to adverse economic and industry conditions generally and particularly the effect of those conditions on our major customers,
*	the impact of New York State’s Climate Leadership and Community Protection Act legislation on the Company’s ability to recover in cost of service through depreciation expense its investment in utility plant,
*	the effect of any leaks in our transportation and delivery pipelines,
*	competition to our gas transportation business from other pipelines, and
*	the possibility of cyber and malware attacks.

Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update any forward-looking statement in light of new information or future events.

Overview

New York and Pennsylvania government authorities, in response to the COVID-19 pandemic, imposed restrictions on social activities, closed schools and placed operating restrictions on commercial operations in our franchise areas beginning in March of 2020. Many pandemic related restrictions have been lifted and businesses have re-opened. The Company is now focused on completing customer services that were restricted during the pandemic, most of which require work done on customer premises. Our customer service specialists are working with customers to bring them current on their utility bills. We are assisting pandemic affected customers to access government funding designed to help customers pay current and past due utility bills. The Company is unable to terminate services to delinquent customers in New York, and has limited service termination options in Pennsylvania. The Company is still recovering from the impact of lost revenues, mostly from commercial customers, due to the pandemic.

On July 1, 2020, the Company completed the acquisition of its partner’s 50% interests in Leatherstocking Gas Company, LLC, and Leatherstocking Pipeline Company, LLC (the “Leatherstocking Companies”). Since July 1, 2020, the financial information of the Leatherstocking Companies is included in the Company’s consolidated financial information.

We believe our key performance indicators are net income, stockholders’ equity and the safety and reliability of our systems. Net income decreased by $375,007 for the three months and decreased $645,916 for the six months ended March 31, 2021 compared to the three months and six months ended March 31, 2020, respectively. Our decline in earnings is attributable to transaction costs related to our merger (See Note 1), increased interest expense and depreciation expense, offset by higher operating margins and investment income. Because the Holding Company’s principal operations are conducted through Corning Gas and Pike, both regulated utility companies, stockholders’ equity is an important performance indicator. The NYPSC and PAPUC allow the Company the opportunities to earn a just and reasonable return on stockholders’ equity as determined under applicable regulations. Stockholders’ equity is, therefore, a precursor of future earnings potential. As of March 31, 2021, compared to March 31, 2020, stockholders’ equity increased from $36,744,292 to $37,501,650. We plan to continue our focus on building stockholders’ equity. Safety and efficiency indicators include leak repair, main and service replacements and customer service metrics.

We continue to focus on improving the efficiency of our operations and making capital investments to improve our infrastructure. Corning Gas’s infrastructure improvement program concentrates on the replacement of older distribution mains and customer service lines. In the first six months of fiscal 2021 the Gas Company repaired 47 leaks, replaced 79 bare steel services and replaced or remediated 6.58 miles of older steel main. In fiscal 2020 the Gas Company repaired 184 leaks, replaced 229 bare steel services and replaced 8.6 miles of older steel main. In the first six months of fiscal 2021 Pike replaced approximately 51 poles. In fiscal 2020 Pike replaced approximately 150 poles and did extensive tree trimming to maintain our electric infrastructure. On January 18, 2019 Pike filed a gas Long Term Infrastructure Improvement Plan (“LTIIP”) to accelerate replacement of cast iron, wrought iron and bare steel pipe over 11 years. The PAPUC approved the LTIIP plan on June 13, 2019.

Key financial performance indicators:

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Net income	$2,330,067	$2,705,074	$2,513,241	$3,159,157
Stockholders' equity	$37,501,650	$36,744,292	$37,501,650	$36,744,292
Stockholders' equity per outstanding common share	$12.16	$12.01	$12.16	$12.01

Gas Revenue and Margin

Retail gas revenue increased $1,328,298 for the three months ended March 31, 2021 and $1,102,744 for the six months ended March 31, 2021 compared to the same periods last year. The revenue increase includes higher customer revenue in all customer classes, offset by a rate decrease in June of 2020. Revenue increases for the six months ended March 31, 2021 also reflect the inclusion of Leatherstocking revenues ($936,977) in our consolidated financial statements.

Other gas revenue decreased $99,136 for the three months and $5,632 for the six months ended March 31, 2021 compared to the same periods last year. The components of this decrease are detailed in the tables below.

	Three months ended March 31,		Six months ended March 31,
	2021	2020	2021	2020
Retail gas revenue:
Residential	$7,285,905	$6,424,022	$11,232,427	$10,575,149
Commercial	1,332,395	1,091,976	1,986,092	1,757,731
Transportation	1,659,373	1,533,248	2,889,580	2,742,148
Wholesale	753,953	654,082	1,236,822	1,167,149
Total retail gas revenue	$11,031,626	$9,703,328	$17,344,921	$16,242,177

Other gas revenue:
Local production	$178,881	$180,864	$354,486	$363,248
Customer discounts forfeited	20	23,453	(8)	39,977
Reconnect fees	(5)	304	60	1,352
Surcharges	2,762	(591)	(1,915)	1,053
Other (see detail below)	243,238	320,002	181,127	133,752
Total other gas revenue	$424,896	$524,032	$533,750	$539,382

Total gas operating revenue	$11,456,522	$10,227,360	$17,878,671	$16,781,559

The following table details amounts making up the Other line in the schedule of Other gas revenue above:

	Three months ended March 31,		Six months ended March 31,
	2021	2020	2021	2020
Other gas revenues:
Delivery Rate Adjustment (DRA) carrying costs	$822	$1,026	$3,047	$3,788
Contract customer reconciliation	(61,395)	(78,001)	(72,474)	(135,055)
Monthly RDM amortizations	97,396	49,435	(85,701)	(233,071)
Local production revenues	12,044	10,406	26,004	19,823
2017 Jobs Act federal income tax reconciliation	353,082	321,207	456,764	451,750
Regulatory liability reserve	(171,910)	—	(171,910)	—
Capacity release revenues	12,073	15,216	20,827	26,059
All other	1,126	713	4,570	458
Total other gas revenues	$243,238	$320,002	$181,127	$133,752

Gas purchases are our largest expenses. Purchased gas expense increased $1,017,234 for the three months ended March 31, 2021 and $462,251 for the six months ended March 31, 2021 compared to the same periods last year. The increase in costs for the three months ended March 31, 2021 is due primarily to higher gas cost purchases in the amount of $695,196 and an increase in prior period gas cost recoveries in the amount of $322,037. The increase in costs for the six months ended March 31, 2021 is due primarily to higher gas cost purchases in the amount of $700,592, offset by regulatory adjustments associated with a PAPUC gas cost audit of $95,158 and prior year gas cost reconciliation of $156,575.

Gas margin (the excess of utility gas revenue over the cost of natural gas purchased) increased $211,928 for the three months ended March 31, 2021 and $634,861 for the six months ended March 31, 2021 compared to the same periods last year. The margin for the three month period and the six month period were positively impacted by increased customer sales that includes the Leatherstocking Gas purchase on July 1, 2020. The margin for the six months ended March 31, 2021 was also positively affected by regulatory adjustments associated with a PAPUC fuel audit of $95,158 and prior year gas cost reconciliation of $156,575.

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Gas Margin:
Utility Gas Revenues	$11,456,522	$10,227,360	$17,878,671	$16,781,559
Natural Gas Purchased	3,479,745	2,462,511	4,749,427	4,287,176
Margin	$7,976,777	$7,764,849	$13,129,244	$12,494,383
Margin %	69.63%	75.92%	73.44%	74.45%

Electric Revenue and Margin

Retail electric revenue increased $135,384 for the three months ended March 31, 2021 and $381,741 for the six months ended March 31, 2021 compared to the same periods last year. The three month increase primarily results from increased revenues of $128,171 and an immaterial increase in purchased power costs recovery. The six month increase primarily results from increased revenues of $126,736 and recovery of higher purchased power costs of $255,005.

Other electric revenues decreased $87,466 for the three months ended March 31, 2021 and $43,792 for the six months ended March 31, 2021 compared to the same periods last year. The components of these decreases are detailed in the tables below.

	Three months ended March 31,		Six months ended March 31,
	2021	2020	2021	2020
Retail electric revenue:
Residential	$944,659	$802,884	$1,922,578	$1,618,682
Commercial	736,310	742,224	1,624,244	1,548,267
Street lights	30,855	31,332	63,461	61,593
Total retail electric revenue	$1,711,824	$1,576,440	$3,610,283	$3,228,542

Other electric revenue:
Customer discounts forfeited	$—	$1,278	$—	$3,001
Third party billings	59,090	166,270	59,343	101,199
Other	(4,397)	(25,389)	(5,860)	(6,925)
Total other electric revenue	$54,693	$142,159	$53,483	$97,275

Total electric operating revenue	$1,766,517	$1,718,599	$3,663,766	$3,325,817

Electricity costs increased $36,779 for the three months ended March 31, 2021 and $491,499 for the six months ended March 31, 2021 compared to the same periods last year. The three month increase in costs is due primarily to increases in purchased power costs needed to serve our customers. The six month increase in costs is due primarily to increase in purchased power costs needed to serve our customers amounting to $292,676 and an unfavorable regulatory adjustment resulting from a PAPUC fuel audit of $198,823.

Electric margin (the excess of utility electric revenue over the cost of purchased power costs) increased $11,139 for the three months ended March 31, 2021 and decreased $153,550 for the six months ended March 31, 2021 compared to the same periods last year. The margin for the three months ended March 31, 2021 were positively impacted by an increased revenues. The margin for the six months ended March 31, 2021 was negatively impacted by a regulatory adjustment resulting from a PAPUC fuel audit of $198,823.

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Electric Margin:
Utility Electric Revenues	$1,766,517	$1,718,599	$3,663,766	$3,325,817
Electricity Purchased	361,086	324,307	1,154,167	662,668
Margin	$1,405,431	$1,394,292	$2,509,599	$2,663,149
Margin %	79.56%	81.13%	68.50%	80.08%

Operating and Interest Expenses

Operating and maintenance expense increased $674,287 for the three months ended March 31, 2021 and increased $1,054,750 for the six months ended March 31, 2021 compared to the same periods last year. The increase for the three months primarily results from additional expenses associated with 100% ownership of Leatherstocking Gas Company of $182,090, wage increase of $35,000, merger costs of $351,018 and all other costs-net of $106,179. The increase for the six months primarily results from additional expenses associated with 100% ownership of Leatherstocking Gas Company of $363,000, wage increase of $75,230, merger costs of $425,383 and all other costs, including pandemic related costs, in the amount of $191,137.

Taxes other than income taxes increased $421 for the three months ended March 31, 2021 and decreased $35,693 for the six months ended March 31, 2021 compared to the same periods last year. The increase for the three months primarily results from a property tax increase of $9,685 offset by decreases in gross receipts and payroll taxes of $9,264. The six month decrease primarily results from property tax decreases of $26,385 and decreases in gross receipts and payroll taxes of $9,308.

Depreciation expense increased by $211,940 for the three months ended March 31, 2021 and $428,676 for the six months ended March 31, 2021 compared to the same periods last year. The increases resulted from additional depreciation expense from utility plant placed in service and depreciation expense associated with 100% ownership of Leatherstocking assets.

Interest expense increased $136,929 for the three months ended March 31, 2021 and $271,660 for the six months ended March 31, 2021 compared to the same periods last year. The increases were due to higher levels of debt to support our mandated infrastructure improvement program, interest expense associated with 100% ownership of Leatherstocking assets and additional dividends associated with outstanding Preferred Series A and C shares which is recorded as interest expense.

Liquidity and Capital Resources

The Holding Company does not have borrowings (excluding Series A and Series C Preferred Stock that is classified as debt) at the corporate level and has no access to liquidity except through dividends and distributions from its subsidiaries as well as equity issuances. Its principal liquidity requirements are for investments in the Leatherstocking Companies to permit those companies to make the capital expenditures required to provide services to their customers, for dividend payments to the Holding Company’s stockholders and to fund costs associated with the pending merger with Argo.

The Gas Company’s internally generated cash from operating activities consists of net income, adjusted for non-cash expenses, and changes in operating assets and liabilities. Non-cash items include depreciation and amortization, investment gains and losses, and deferred income taxes. Over or under-recovered gas costs significantly impact cash flow. In addition, there are significant year-to-year changes in regulatory assets that impact cash flow. The Gas Company’s cash flow is seasonal. Cash expenditures are the highest in the summer and fall months when we refill gas storage and conduct our construction programs. Our cash receipts are highest during the heating season. At Pike cash flow is strongest in the winter and summer when customer demand for natural gas and electricity are highest. Given year-round electric sales, Pike is less seasonal than the Gas Company.

Capital expenditures are funded by both operating cash and new debt. In fiscal 2021 to date, the Company has spent approximately $4.4 million on projects and safety-related infrastructure improvements. This, in conjunction with our growth projects, creates liquidity pressure on the Holding Company. We anticipate that our aggressive capital construction program will continue to require the Holding Company to raise new debt and/or equity.

Cash flows from financing activities of the Company consist of long-term borrowings, repayment of long-term debt, net borrowings and repayments under our lines-of-credit, and quarterly dividend payments. For the Gas Company’s operations, it has an $8.0 million revolving line of credit with M&T Bank. Interest is a variable rate determined by the Gas Company’s funded debt to EBITDA ratio calculated ninety days after the end of each quarter added to the daily LIBOR rate with no additional collateral or covenants beyond those included in the M&T Bank term notes. The amount outstanding under this line as of March 31, 2021 was $6.5 million with an interest rate of 3.10%.

Pike has a $2.0 million revolving line of credit with M&T Bank. Interest is a variable rate determined by Pike’s funded debt to EBITDA ratio calculated ninety days after the end of each quarter added to the daily LIBOR rate with no additional collateral or covenants beyond those included in the M&T Bank term notes. The amount outstanding under this line on March 31, 2021 was approximately $1.3 million with an interest rate of 2.87%.

Leatherstocking has a $1.5 million revolving line of credit with Wayne Bank. Interest on the line of credit is the prime rate (3.25% at March 31, 2021). The line of credit is for an indefinite period, is guaranteed by Leatherstocking Pipeline, and is secured by Leatherstocking Gas and Leatherstocking Pipeline assets. The amount outstanding under this line on March 31, 2021 was approximately $1.3 million.

The Company was in compliance with all of its loan covenants as of March 31, 2021.

During the three months ended March 31, 2021, the Gas Company mainly withdrew gas from storage, had a balance of $493,612 worth of gas in storage. The volume in storage at March 31, 2021 was 269,973 thousand cubic feet (“Mcf”) at an average price of $1.73 per Mcf. At March 31, 2020, the Company had a balance of $622,065 worth of gas in storage. The volume in storage at March 31, 2020 was 306,322 Mcf at an average price of $2.05 per Mcf. During the next quarter, the Gas Company expects to begin injecting gas into storage to have sufficient gas to supply customers for the winter season.

As of March 31, 2021, we believe that cash flow from operating activities and borrowings under our lines of credit will be sufficient to satisfy our working capital and debt service requirements over the next twelve months. We believe new debt will be required to satisfy our capital expenditures and to finance our internal growth needs for the next twelve months. We are confident we can finance them with our current lender.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Critical Accounting Policies

Our significant accounting policies are described in the notes to the Consolidated Financial Statements in the Holding Company’s Form 10-K for the year ended September 30, 2020, filed on December 21, 2020. There have been no significant changes in our accounting policies during the three or six months ended March 31, 2021.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2021, the Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. Based upon the Company’s evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2021.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Mine Safety Disclosures.

Not applicable

Item 5.	Other Information.

None

Item 6.	Exhibits.

31.1**	Certification of the Chief Executive Officer and President pursuant to 17 CFR Section 240.13a-14
31.2**	Certification of the Chief Financial Officer and Treasurer pursuant to 17 CFR Section 240.13a-14
32.1**	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Corning Natural Gas Holding Corporation Quarterly Report on Form 10-Q for the period ended March 31, 2021, formatted in XBRL (eXtensible Business Reporting Language):
(i) the Consolidated Balance Sheets at March 31, 2021 and September 30, 2020,
(ii) the Consolidated Statements of Income for the three and six months ended March 31, 2021 and March 31, 2020,
(ii) the Consolidated Statements of Comprehensive Income for the three months and six months ended March 31, 2021 and March 31, 2020,
(iv) the Consolidated Statements of Cash Flows for the six months ended March 31, 2021 and March 31, 2020, and
(v) related notes to the Consolidated Financial Statements

** Filed herewith *** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORNING NATURAL GAS HOLDING CORPORATION
Date: May 12, 2021	By: /s/ Michael I. German
Michael I. German, Chief Executive Officer and President
(Principal Executive Officer)
Date: May 12, 2021	By: /s/ Charles A. Lenns
Charles A. Lenns, Chief Financial Officer
(Principal Financial and Accounting Officer)