Form 10-Q
period 2021-06-30
Corning Natural Gas Holding Corp
filed 2021-08-11
CIK 1582244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding as of August 11, 2021
Common Stock, $.01 par value	3,083,577

PART I

FINANCIAL INFORMATION

Item 1.Financial Statements

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	Unaudited
Assets	June 30, 2021	September 30, 2020

Plant:
Utility property, plant and equipment	$146,600,015	$139,743,289
Less: accumulated depreciation	(33,303,384)	(30,853,644)
Total plant, net	113,296,631	108,889,645

Investments:
Marketable securities at fair value	2,358,116	2,193,112
Investment in joint ventures	261,341	264,640
	2,619,457	2,457,752

Current assets:
Cash and cash equivalents	291,578	411,700
Customer accounts receivable, (net of allowance for uncollectible accounts of $94,412 and $42,236, respectively)	2,653,707	2,330,342
Other accounts receivable	606,200	527,280
Related party receivables	-	9,032
Gas stored underground, at average cost	789,251	995,341
Materials and supplies inventories	3,481,878	3,156,345
Prepaid expenses	2,145,320	1,801,883
Total current assets	9,967,934	9,231,923

Regulatory and other assets:
Regulatory assets:
Unrecovered gas and electric costs	1,614,841	1,966,184
Deferred regulatory costs	5,826,309	4,894,434
Deferred pension	7,510,129	7,352,839
Goodwill	918,121	918,121
Other	723,420	748,408
Total regulatory and other assets	16,592,820	15,879,986

Total assets	$142,476,842	$136,459,306

See accompanying notes to consolidated financial statements.

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	Unaudited
Liabilities and capitalization	June 30, 2021	September 30, 2020

Long-term debt, less current installments	$45,094,139	$44,291,626
Less: debt issuance costs	(240,729)	(241,057)
Total long-term debt	44,853,410	44,050,569

Redeemable preferred stock - Series A (Authorized 261,500 shares. Issued and outstanding: 260,600 shares at June 30, 2021 and September 30, 2020, less issuance costs of $22,841 and $30,455, respectively)	6,492,159	6,484,545

Redeemable preferred stock - Series C (Authorized 180,000 shares. Issued and outstanding: 180,000 shares at June 30, 2021 September 30, 2020, less issuance costs of $1,338 and $1,524, respectively)	4,498,662	4,498,476

Current liabilities:
Current portion of long-term debt	5,911,190	6,271,068
Borrowings under lines-of-credit and short-term debt	8,747,610	7,698,269
Accounts payable	4,213,469	2,293,980
Accrued expenses	275,233	339,809
Customer deposits and accrued interest	1,053,436	1,617,976
Dividends declared	530,296	529,301
Total current liabilities	20,731,234	18,750,403

Deferred credits and other liabilities:
Deferred income taxes	8,332,286	7,575,832
Regulatory liabilities	3,012,328	3,243,054
Deferred compensation	1,307,916	1,366,256
Pension costs and post-retirement benefits	9,578,398	9,407,774
Other	1,452,439	193,945
Total deferred credits and other liabilities	23,683,367	21,786,861

Commitments and contingencies	-	-

Temporary equity:
Redeemable convertible preferred stock - Series B (Authorized 244,500 shares. Issued and outstanding: 244,263 shares at June 30, 2021 and September 30, 2020)	4,974,156	4,954,937

Common stockholders' equity:
Common stock ($.01 par value per share. Authorized 4,500,000 shares. Issued and outstanding: 3,083,577 shares at June 30, 2021 and 3,072,547 at September 30, 2020)	30,836	30,725
Additional paid-in capital	28,271,487	28,144,702
Retained earnings	8,940,414	7,747,197
Accumulated other comprehensive income	1,117	10,891
Total common stockholders' equity	37,243,854	35,933,515

Total liabilities and capitalization	$142,476,842	$136,459,306

See accompanying notes to consolidated financial statements.

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Utility operating revenues:
Gas operating revenues	$5,752,686	$5,540,296	$23,631,357	$22,321,855
Electric operating revenues	1,732,254	1,448,456	5,396,020	4,774,273
Total utility operating revenues	7,484,940	6,988,752	29,027,377	27,096,128

Costs of sales:
Gas purchased	1,382,120	939,406	6,131,547	5,226,582
Electricity purchased	478,614	264,220	1,632,781	926,888
Total cost of sales	1,860,734	1,203,626	7,764,328	6,153,470

Gross margin	5,624,206	5,785,126	21,263,049	20,942,658

Cost and expense:
Operating and maintenance expense	3,970,405	2,913,808	10,820,876	8,709,529
Taxes other than income taxes	951,837	875,621	2,795,807	2,755,284
Depreciation	821,642	648,647	2,549,851	1,948,180
Other deductions, net	61,284	131,895	212,351	391,443
Total costs and expenses	5,805,168	4,569,971	16,378,885	13,804,436

Utility operating income (loss)	(180,962)	1,215,155	4,884,164	7,138,222

Other income and (expense):
Interest expense	(1,077,830)	(625,281)	(2,568,477)	(1,844,268)
Other income (expense), net	965,529	(158,770)	771,094	(488,023)
Investment income	92,282	165,130	361,821	96,404
Income (loss) from joint ventures	5,022	(53,912)	(2,491)	(50,442)
Rental income	7,638	7,638	22,914	22,914

Income (loss) from utility operations, before income taxes	(188,321)	549,960	3,469,025	4,874,807

Income tax benefit (expense)	461,187	7,645	(682,918)	(1,158,045)

Net income	272,866	557,605	2,786,107	3,716,762
Less: Series B Preferred Stock Dividends	61,065	61,065	183,197	183,197
Net income attributable to common stockholders	$211,801	$496,540	$2,602,910	$3,533,565

Weighted average earnings per share:
Basic	$0.07	$0.16	$0.84	$1.16
Diluted	$0.07	$0.16	$0.83	$1.11

Average shares outstanding - basic	3,083,577	3,062,789	3,082,408	3,056,806
Average shares outstanding - diluted	3,083,577	3,062,789	3,377,518	3,349,921

See accompanying notes to consolidated financial statements

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net income	$272,866	$557,605	$2,786,107	$3,716,762
Other comprehensive income:
Net unrealized gain (loss) on debt securities available for sale net of tax of $(114), $1,430, $3,445 and $1,553, respectively	301	3,769	(9,774)	4,478

Total comprehensive income	$273,167	$561,374	$2,776,333	$3,721,240

See accompanying notes to consolidated financial statements

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES

Consolidated Statement of Changes in Common

Stockholders' Equity

For the Three and Nine Months ended June 30, 2021 and 2020

(Unaudited)

					Accumulated
			Additional		Other
	Number of	Common	Paid In	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Income (loss)	Total

Balances at March 31, 2021	3,083,577	$30,836	$28,271,487	$9,198,511	$816	$37,501,650

Dividends declared on common ($0.1525 per share)	-	-	-	(469,898)	-	(469,898)
Dividends declared on Preferred B shares ($0.25 per share)	-	-	-	(61,065)	-	(61,065)
Comprehensive income:
Change in unrealized gain on debt securities available for sale, net of income taxes	-	-	-	-	301	301
Net income	-	-	-	272,866	-	272,866
Balances at June 30, 2021	3,083,577	$30,836	$28,271,487	$8,940,414	$1,117	$37,243,854

					Accumulated
			Additional		Other
	Number of	Common	Paid In	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Income (loss)	Total

Balances at September 30, 2020	3,072,547	$30,725	$28,144,702	$7,747,197	$10,891	$35,933,515

Stock based compensation	4,500	45	34,939	-	-	34,984
Issuance of common stock	6,530	66	91,846	-	-	91,912
Dividends declared on common ($0.4575 per share)	-	-	-	(1,409,693)	-	(1,409,693)
Dividends declared on Preferred B shares ($0.75 per share)	-	-	-	(183,197)	-	(183,197)
Comprehensive income:
Change in unrealized gain on debt securities available for sale, net of income taxes	-	-	-	-	(9,774)	(9,774)
Net income	-	-	-	2,786,107	-	2,786,107
Balances at June 30, 2021	3,083,577	$30,836	$28,271,487	$8,940,414	$1,117	$37,243,854

					Accumulated
			Additional		Other
	Number of	Common	Paid In	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Income	Total

Balances at March 31, 2020	3,059,079	$30,591	$27,943,126	$8,762,553	$8,022	$36,744,292

Issuance of common stock	6,870	69	89,121	-	-	89,190
Dividends declared on common ($0.1525 per share)	-	-	-	(467,210)	-	(467,210)
Dividends declared on Preferred B shares ($0.25 per share)	-	-	-	(61,065)	-	(61,065)
Comprehensive income:
Change in unrealized loss on debt securities available for sale, net of income taxes	-	-	-	-	3,769	3,769
Net income	-	-	-	557,605	-	557,605
Balances at June 30, 2020	3,065,949	$30,660	$28,032,247	$8,791,883	$11,791	$36,866,581

					Accumulated
			Additional		Other
	Number of	Common	Paid In	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Income	Total

Balances at September 30, 2019	3,047,060	$30,470	$27,745,837	$6,634,085	$7,313	$34,417,705

Issuance of common stock	18,889	190	286,410	-	-	286,600
Dividends declared on common ($0.45 per share)	-	-	-	(1,375,767)	-	(1,375,767)
Dividends declared on Preferred B shares ($0.75 per share)	-	-	-	(183,197)	-	(183,197)
Comprehensive income:
Change in unrealized loss on securities available for sale, net of income taxes	-	-	-	-	4,478	4,478
Net income	-	-	-	3,716,762	-	3,716,762
Balances at June 30, 2020	3,065,949	$30,660	$28,032,247	$8,791,883	$11,791	$36,866,581

See accompanying notes to consolidated financial statements

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	June 30, 2021	June 30, 2020
Cash flows from operating activities:
Net income	$2,786,107	$3,716,762
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,549,851	1,948,180
Amortization of debt issuance cost	80,657	80,164
Non-cash pension expenses	706,071	706,071
Regulatory asset amortizations	411,708	481,084
Stock issued for services	75,147	135,589
Gain on sale of marketable securities	(198,392)	(31,801)
Unrealized gain on investments	(138,826)	(73,996)
Gain on forgiveness of debt	(1,173,594)	-
Deferred income taxes	682,918	1,158,045
Bad debt expense	40,383	83,000
Loss from joint ventures	2,491	50,442

Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(442,668)	(179,004)
Gas stored underground	206,090	529,775
Materials and supplies inventories	(325,533)	(484,884)
Prepaid expenses	(343,437)	(622,272)
Unrecovered gas and electric costs	351,343	(390,346)
Deferred regulatory costs	(1,381,714)	(705,225)
Other	24,668	15,550
Increase (decrease) in:
Accounts payable	1,919,489	667,863
Accrued expenses	(64,576)	(34,236)
Customer deposits and accrued interest	(564,540)	(271,751)
Deferred compensation	(58,340)	(44,900)
Deferred pension costs & post-retirement benefits	(692,737)	(475,283)
Other liabilities and deferred credits	1,093,855	(248,037)
Net cash provided by operating activities	5,546,421	6,010,790

Cash flows from investing activities:
Sale of securities, net of purchases	162,440	183,325
Amount paid to related parties	9,032	(1,588)
Capital expenditures	(6,956,837)	(5,940,562)
Net cash used in investing activities	(6,785,365)	(5,758,825)

Cash flows from financing activities:
Net proceeds (repayments) on lines-of-credit and short-term debt	1,049,341	(2,454,233)

Debt issuance costs paid	(6,602)	-
Cash received from sale of Series C preferred stock	-	4,498,394
Dividends paid	(1,540,146)	(1,382,237)
Proceeds under long-term debt	5,217,551	3,436,711
Repayment of long-term debt	(3,601,322)	(3,264,791)
Net cash provided by financing activities	1,118,822	833,844
Net (decrease) increase in cash and cash equivalents	(120,122)	1,085,809

Cash and cash equivalents at beginning of period	411,700	314,341

Cash and cash equivalents at end of period	$291,578	$1,400,150

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,635,383	$1,764,103
Income taxes	$-	$-
Non-cash financing activities:
Dividends paid with shares	$51,749	$151,011
Number of shares issued for dividends	3,380	8,989

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

The Holding Company’s primary business, through its subsidiaries, is natural gas and electric distribution. Corning Gas serves approximately 15,000 residential, commercial, industrial and municipal customers in the Corning, Hammondsport and Virgil, New York, areas and two other gas utilities which serve the Elmira and Bath, New York, areas. It is franchised to supply gas service in all of the political subdivisions in which it operates. The Gas Company is under the jurisdiction of the New York Public Service Commission (“NYPSC”) which oversees and sets rates for New York gas distribution companies. In addition, the Gas Company has contracts with Woodhull Municipal Gas Company, a small local utility, to provide maintenance service on their gas lines. Pike is an electric and gas utility regulated by the Pennsylvania Public Utility Commission (“PAPUC”). Pike provides electric service to approximately 4,800 customers in the Townships of Westfall, Milford and the northern part of Dingman and in the Boroughs of Milford and Matamoras. Pike provides natural gas service to 1,200 customers in Westfall Township and the Borough of Matamoras. All of these communities are located in Pike County, Pennsylvania. Additionally, Leatherstocking Gas is also regulated by the PAPUC and distributes gas in Susquehanna and Bradford Counties, Pennsylvania. Leatherstocking Pipeline, an unregulated company, previously served one customer in Lawton, Pennsylvania and has had no revenues since 2018. Leatherstocking NY has an application pending before the NYPSC for authority to provide gas distribution services in Broome County, New York.

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

On July 1, 2020, the Holding Company purchased the remaining 50% interest in Leatherstocking Gas and Leatherstocking Pipeline (collectively, the “Leatherstocking Companies”), and items of income or loss and the balance sheets of these subsidiaries are now included in the Company’s consolidated financial statements. For the first nine months of fiscal 2020, the Company accounted for its investments in the Leatherstocking Companies using the equity method of accounting. Components of our financial statements reflect these differences. The following unaudited proforma information presents the Company’s results of operations as if the Company owned 100% of the Leatherstocking Companies at the beginning of the fiscal year ended September 30, 2020. The proforma results do not purport to represent what the Company’s results of operations actually would have been if the transaction had occurred at the beginning of the period presented or what the Company’s results of operations will be in future periods.

	Three months ended	Nine months ended
	June 30, 2020	June 30, 2020
Total Revenue	$7,215,129	$28,226,678
Net Income	$491,629	$3,676,518

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

The Merger Agreement provided for a 45-day “Go Shop” period which expired on February 26, 2021. During the “Go Shop” period, the Company received no competing offers or alternative acquisition proposals. The Company is now subject to a customary “No Shop” provision that restricts the Company’s ability to solicit acquisition proposals from third parties and to provide non-public information and to negotiate with third parties regarding unsolicited acquisition proposals that is reasonably expected to lead to a superior proposal. On April 30, 2021, the Company and Argo filed with the NYPSC and PAPUC joint petitions requesting approval to conclude the Merger. Decisions from the commissions on the merger petitions are not expected until late 2021 or the first half of 2022. The Merger was voted on and approved by the Company’s shareholders at its annual shareholder meeting on May 27, 2021.

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

Note 2 – Revenue From Contracts With Customers

The following tables present, for the three and nine months ended June 30, 2021 and 2020, revenue from contracts with customers as defined in Accounting Standards Codification (“ASC 606”) (Revenue From Contracts With Customers), as well as additional revenue from sources other than contracts with customers, disaggregated by major source.

	For the three months ended June 30, 2021
	Revenues from	Other	Total utility
	contracts with	revenues	operating
	customers	(a)	revenues
Corning Gas:
Residential gas	$3,148,680	$182,727	$3,331,407
Commercial gas	415,934	-	415,934
Transportation	981,138	40,040	1,021,178
Street lights gas	126	-	126
Wholesale	366,319	-	366,319
Local production	105,206	-	105,206
Total Corning Gas	5,017,403	222,767	5,240,170

Pike:
Residential gas	221,319	589	221,908
Commercial gas	75,892	-	75,892
Total Pike retail gas	297,211	589	297,800

Residential electric	846,232	6,776	853,008
Commercial electric	847,893	-	847,893
Electric – street lights	31,353	-	31,353
Total Pike retail electric	1,725,478	6,776	1,732,254

Total Pike	2,022,689	7,365	2,030,054

Leatherstocking Gas
Residential gas	70,479	-	70,479
Commercial gas	59,198	-	59,198
Industrial sales	85,039	-	85,039

Total Leatherstocking Companies	214,716	-	214,716

Total consolidated utility operating revenue	$7,254,808	$230,132	$7,484,940

(a) Other revenues include revenue from alternative revenue programs, such as revenue decoupling mechanisms under New York gas rate plans and weather normalization clauses. This also reflects reductions in revenues resulting from the deferral as regulatory liabilities of the net benefits of the federal Tax Cuts and Jobs Act of 2017. See “Regulatory Matters” in Note 9.

	For the nine months ended June 30, 2021
	Revenues from	Other	Total utility
	contracts with	revenues	operating
	customers	(a)	revenues
Corning Gas:
Residential gas	$12,957,652	$473,321	$13,430,973
Commercial gas	1,704,525	-	1,704,525
Transportation	3,649,932	(68,420)	3,581,512
Street lights gas	317	-	317
Wholesale	1,603,141	-	1,603,141
Local production	459,692	-	459,692
Total Corning Gas	20,375,259	404,901	20,780,160

Pike:
Residential gas	1,330,250	(2,281)	1,327,969
Commercial gas	371,535	-	371,535
Total Pike retail gas	1,701,785	(2,281)	1,699,504

Residential electric	2,768,810	60,259	2,829,069
Commercial electric	2,472,137	-	2,472,137
Electric – street lights	94,814	-	94,814
Total Pike retail electric	5,335,761	60,259	5,396,020

Total Pike	7,037,546	57,978	7,095,524

Leatherstocking Gas
Residential gas	384,813	-	384,813
Commercial gas	343,868	-	343,868
Industrial sales	423,012	-	423,012

Total Leatherstocking Companies	1,151,693	-	1,151,693

Total consolidated utility operating revenue	$28,564,498	$462,879	$29,027,377

(a) Other revenues include revenue from alternative revenue programs, such as revenue decoupling mechanisms under New York gas rate plans and weather normalization clauses. Other revenues also includes reductions in revenues resulting from the deferral as regulatory liabilities of the net benefits of the federal Tax Cuts and Jobs Act of 2017. See “Regulatory Matters” in Note 9.

	For the three months ended June 30, 2020
	Revenues from	Other	Total utility
	contracts with	revenues	operating
	customers	(a)	revenues
Corning Gas:
Residential gas	$3,533,175	$(189,420)	$3,343,755
Commercial gas	369,957	-	369,957
Transportation	937,403	102,086	1,039,489
Street lights gas	94	-	94
Wholesale	339,688	-	339,688
Local production	170,495	-	170,495
Total Corning Gas	$5,350,812	$(87,334)	$5,263,478

Pike:
Residential gas	$219,939	$(351)	$219,588
Commercial gas	57,230	-	57,230
Total Pike retail gas	277,169	(351)	276,818

Residential electric	746,204	(8,335)	737,869
Commercial electric	680,267	-	680,267
Electric – street lights	30,320	-	30,320
Total Pike retail electric	1,456,791	(8,335)	1,448,456

Total Pike	$1,733,960	$(8,686)	$1,725,274

Total consolidated utility operating revenue	$7,084,772	$(96,020)	$6,988,752

(a) Other revenues include revenue from alternative revenue programs, such as revenue decoupling mechanisms and weather normalization provisions under a New York gas rate plan. This also reflects reductions in revenues resulting from the deferral as regulatory liabilities of the net benefits of the federal Tax Cuts and Jobs Act of 2017. See “Regulatory Matters” in Note 9.

	For the nine months ended June 30, 2020
	Revenues from	Other	Total utility
	contracts with	revenues	operating
	customers	(a)	revenues
Corning Gas:
Residential gas	$13,280,227	$(5,502)	$13,274,725
Commercial gas	1,922,877	-	1,922,877
Transportation	3,679,551	92,661	3,772,212
Street lights gas	301	-	301
Wholesale	1,506,837	-	1,506,837
Local production	533,743	-	533,743
Total Corning Gas	$20,923,536	$87,159	$21,010,695

Pike:
Residential gas	$1,047,829	$1,290	$1,049,119
Commercial gas	262,041	-	262,041
Total Pike retail gas	1,309,870	1,290	1,311,160

Residential electric	2,364,886	88,940	2,453,826
Commercial electric	2,228,534	-	2,228,534
Electric – street lights	91,913	-	91,913
Total Pike retail electric	4,685,333	88,940	4,774,273

Total Pike	$5,995,203	$90,230	$6,085,433

Total consolidated utility operating revenue	$26,918,739	$177,389	$27,096,128

(a) Other revenues include revenue from alternative revenue programs, such as revenue decoupling mechanisms under New York gas rate plans and weather normalization clauses. This also reflects reductions in revenues resulting from the deferral as regulatory liabilities of the net benefits of the federal Tax Cuts and Jobs Act of 2017. See “Regulatory Matters” in Note 9.

The Gas Company records revenues from residential and commercial customers based on meters read on a cyclical basis throughout each month, while certain large industrial and utility customers’ meters are read at the end of each month. Several meters are read at the end of each month to calculate local production revenues. The Gas Company does not accrue revenue for gas delivered but not yet billed, as the NYPSC requires that such accounting must be adopted during a rate proceeding, which the Gas Company has not done. The Gas Company, as part of its currently effective rate plan, has a weather normalization clause as protection against severe weather fluctuations. This affects residential and small commercial space heating customers and is activated when degree days are 2.2% greater or less than the 30-year average. As a result, the effect on revenue fluctuations of weather related gas sales is somewhat moderated.

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

Note 3 – Pension and Other Post-Retirement Benefit Plans

Components of Net Periodic Benefit Cost:

Pension Benefits
	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Service Cost	$198,623	$186,111	$595,868	$558,333
Interest Cost	240,959	246,324	722,876	738,972
Expected return on plan assets	(361,414)	(325,249)	(1,084,243)	(975,748)
Amortization of net actuarial gain	244,156	224,321	732,469	672,965
Net periodic benefit cost	$322,324	$331,507	$966,970	$994,522

Other Benefits

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Service Cost	$4,739	$4,633	$14,218	$13,900
Interest Cost	6,972	9,255	20,918	27,766
Amortization of prior service cost	3,810	3,494	11,429	10,484
Amortization of net actuarial gain	421	654	1,262	1,963
Net periodic benefit cost	$15,942	$18,036	$47,827	$54,113

For ratemaking and financial statement purposes, pension expense represents the amount approved by the NYPSC in the Gas Company’s most recently approved rate case. Pension expense for ratemaking and financial statement purposes was $165,071 for the three months ended June 30, 2021 and $218,683 for the three months ended June 30, 2020. Pension expense for ratemaking and financial statement purposes was $507,496 for the nine months ended June 30, 2021 and $656,049 for the nine months ended June 30, 2020. Total pension costs are recorded in accordance with accounting prescribed by the NYPSC in 1993. The cumulative net difference between the pension expense for ratemaking and financial statement purposes, since 1993, has been deferred as a regulatory asset and amounted to $1,540,956 and $1,225,004 at June 30, 2021 and 2020, respectively.

The NYPSC has allowed the Gas Company to recover incremental costs associated with other post-retirement benefits through rates on a current basis. Other post-retirement benefit expense for ratemaking and financial statement purposes was $13,154 for the three months ended June 30, 2021 and $14,680 for the three months ended June 30, 2020. Other post-retirement benefit expense for ratemaking and financial statement purposes was $39,346 for the nine months ended June 30, 2021 and $44,040 for the nine months ended June 30, 2020. The difference between the other post-retirement benefit expense for ratemaking and financial statement purposes, and the amount computed above has been deferred as a regulatory liability and amounted to $9,907 and $358,670 at June 30, 2021 and 2020, respectively.

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

The Gas Company expects to contribute $692,554 to its Pension Plan during the year ending September 30, 2021. A total of $511,266 was paid to the Pension Plan during the nine months ending June 30, 2021 and $0 during the three months ended June 30, 2021. A total of $663,750 was paid to the Pension Plan during the nine months ended June 30, 2020 and $288,652 during the three months ended June 30, 2020.

Note 4 – Financing Activities

On August 31, 2020, Corning Gas entered into a $3.718 million multiple disbursement term note with M&T Bank which permitted draws from time to time to pay down $250,000 of existing M&T Bank debt and for capital expenditures in accordance with its terms until October 31, 2020 at which time amounts outstanding under the note totaling $3.718 million converted to a ten year term loan, payable in 119 equal monthly installments with an additional final installment of unpaid principal and interest due on November 30, 2030. Before converting to a term loan, borrowings on the note had a variable interest rate of 3.0% plus the greater of one-month LIBOR or 0.5%. After October 31, 2020, the interest rate was fixed at 3.5%. This term note is subject to the terms of the August 2020 Credit Agreement with M&T Bank.

On October 13, 2020, Pike’s multiple disbursement term note with M&T Bank, dated June 24, 2020, was converted into a ten year term loan, payable in 119 monthly installments with an additional final installment of unpaid principal and interest due on November 30, 2030. The note is in the amount of $1.315 million and the interest rate was fixed at 3.5%. This term note is subject to the terms of a credit agreement and general security agreement with M&T Bank and is guaranteed by the Holding Company.

On January 14, 2021, Corning Gas borrowed $850,000 from M&T Bank for a three-month period ending on April 15, 2021. The loan was used primarily to pay for transaction costs incurred in connection with our planned merger with Argo (see Note 1), and to pay pension and other operating expenses. The note bears an interest rate of 2.6% plus the one-month LIBOR rate with a floor of 3.1%. This note was repaid in full from the proceeds of the Company’s construction loan with M&T Bank that was signed on June 25, 2021.

The Company, in the second quarter of fiscal 2021, applied for, and received forgiveness of its Leatherstocking Payroll Protection Program (“PPP”) loan of $65,491. On April 15, 2021, the Company received forgiveness of its Pike PPP loan of $137,200. On May 21, 2021, Corning Gas Company’s PPP loan in the amount of $970,900 was forgiven by the U.S. Small Business Administration. The forgiven PPP loans constitute non-cash financing activities. On March 18, 2021, the NYPSC issued an order requesting information designed to determine the proper disposition of the PPP loan proceeds. This order was issued prior to the date that the PPP loan was forgiven. On May 13, 2021, the Company responded to the order by supporting its position that it was not obligated to refund the forgiven amount because during the pandemic, the Company also lost commercial revenues caused by the pandemic, incurred COVID related operating costs, and experienced increased customer uncollectible accounts. The NYPSC has not responded to the Company’s submission. In the third quarter of fiscal 2021, the Company recorded debt forgiveness income in the amount of $970,900 in its consolidated statements of income. Also in the third quarter of fiscal 2021, the Company recorded a regulatory liability of approximately $490,000, which is the difference between the forgiven amount and the Company’s estimate of lost revenues, COVID related operating costs and increased customer uncollectible accounts. Income from PPP loan forgiveness for all three loans is included in Other income (expense) in the consolidated statements of income.

In March of 2021, the Company applied for a $1 million loan from the U.S. Department of Agriculture under the Rural Energy Services Program (RESP). The RESP program is designed to provide low cost loans to rural customers who will use borrowed funds to purchase energy efficient gas furnaces, hot water heaters, and gas services. The loan, if approved by the Department of Agriculture, would be interest free to the Company, and must be repaid over a period not to exceed 20 years. Customers who borrow funds from Corning Gas would pay a nominal rate of interest to the Company, which funds will be used to administer the program. Customer loans must be repaid over a period not to exceed 10 years. The Company’s loan application is pending approval with the U.S. Department of Agriculture.

On June 25, 2021, Corning Gas entered into a $4.665 million multiple disbursement term note with M&T Bank to retire $850,000 of existing short term debt and which permits draws from time to time for capital expenditures in accordance with its terms until October 31, 2021 at which time amounts outstanding under the note will convert to a ten year term loan, with the final installment of unpaid principal and interest due on October 31, 2031. Before converting to a term loan, borrowings on the note have a variable interest rate of 2.9% plus one-month LIBOR with a floor of 3.4%. At the loan conversion date, the Company will have the option to elect a fixed or floating interest rate. This term note is subject to the terms of the August 2020 Credit Agreement with M&T Bank. The balance owed on this loan at June 30, 2021 was $2,412,978.

On June 25, 2021, Corning Gas obtained a $1.9 million bridge loan (the “Bridge Loan”) from M&T Bank. Corning Gas will use the Bridge Loan for short-term general operating purposes. To evidence the Bridge Loan, Corning Gas issued a LIBOR demand note to M&T Bank in the principal amount of $1.9 million (the “Bridge Note”). The Bridge Note bears interest at a variable rate equal to 3.0% plus the one-month LIBOR rate, with a floor of 3.5%. Interest on the Bridge Note is payable monthly. The balance owed on this loan at June 30, 2021 was $1.9 million.

The Company is currently negotiating a multiple disbursement term loan with M&T Bank for Pike construction projects. The loan is expected to be in the amount of $2.2 million, and its terms will mirror the Corning Gas loan of June 25, 2021, described above. This loan, however, will be guaranteed by the Holding Company. The Company expects to conclude this loan during the third week of August 2021.

We are in compliance with our financial covenant calculations as of June 30, 2021.

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

The Holding Company has determined the fair value of certain assets through application of FASB ASC 820 “Fair Value Measurements and Disclosures”.

Fair value of assets and liabilities measured on a recurring basis at June 30, 2021 and September 30, 2020 are as follows:

Fair Value Measurements at Reporting Date Using:

	Fair Value	Quoted Prices In Active Markets for Identical Assets/Liabilities (Level 1)	Level 2	Level 3
June 30, 2021
Available-for-sale securities	$2,358,116	$2,358,116	$-	$-
September 30, 2020
Available-for-sale securities	$2,193,112	$2,193,112	$-	$-

A summary of the marketable securities at June 30, 2021 and September 30, 2020 is as follows:

	Cost Basis	Unrealized Gain	Unrealized Loss	Market Value
June 30, 2021
Cash and equivalents	$125,806	$-	$-	$125,806
Metlife stock value	53,855	-	-	53,855
Government and agency bonds	15,075	1,402	-	16,477
Holding Company Preferred A Stock	197,875	418,309	-	616,184
Equity/Debt securities	1,110,129	402,704	-	1,512,833
Commodities	33,420	-	459	32,961
Total securities	$1,536,160	$822,415	$459	$2,358,116

September 30, 2020
Cash and equivalents	$120,559	$-	$-	$120,559
Metlife stock value	30,701	-	-	30,701
Government and agency bonds	143,960	9,312	-	153,272
Corporate bonds	143,196	3,951	-	147,147
Mutual funds	42,664	2,414	-	45,078
Holding Company Preferred A Stock	572,875	45,830	-	618,705
Equity securities	788,793	265,654	-	1,054,447
Commodities	21,881	1,322	-	23,203
Total securities	$1,864,629	$328,483	$-	$2,193,112

Realized gains included in earnings for the periods reported in investment income are as follows:

Investment Income
	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Net realized gains and (losses) recognized during the period on investments	$23,170	$13,208	$198,392	$(9,344)

Unrealized (losses)/gains on equity securities included in investment income for the three and nine months ended June 30, 2021 were ($58,660) and $138,826, respectively. Unrealized gains on equity securities included in investment income for the three and nine months ended June 30, 2020 were $160,051 and $73,996, respectively.

Financial assets and liabilities valued using level 1 inputs are based on unadjusted quoted market prices as of the close of business on the days noted within active markets.

Note 6 – Stockholders’ Equity and Preferred Stock

Shares issued during the three and nine months ended June 30, 2021 and 2020 were for the following:

	Three months ended June 30, 2021		Nine months ended June 30, 2021
	Shares	Amount	Shares	Amount
Dividend reinvestment program (DRIP)	-	-	3,380	$51,749
Directors	-	-	3,150	40,163
Officers	-	-	4,500	34,984
Total	-	-	11,030	$126,896

	Three months ended June 30, 2020		Nine months ended June 30, 2020
	Shares	Amount	Shares	Amount
Dividend reinvestment program (DRIP)	3,570	$50,244	8,989	$151,011
Directors	3,150	36,619	9,450	127,469
Leatherstocking Gas Company	150	2,327	450	8,120
Total	6,870	$89,190	18,889	$286,600

Shares issued to Leatherstocking Gas were used to compensate its independent director, Carl Hayden.

For the three months ended September 30, 2020, dividends were paid on October 15, 2020 to stockholders of record on September 30, 2020 in the amount of $468,235, less DRIP shares valued at $51,749. As of June 30, 2021, $469,898 was accrued for dividends paid on July 15, 2021 to stockholders of record on June 30, 2021.

Stock options outstanding as of June 30, 2021 were issued in August 2020. There was no stock option activity during the three or nine months ended June 30, 2021 and there were no outstanding stock options or stock option activity during the three or nine months ended June 30, 2020.

Weighted
		Weighted	Average
	Number of	Average	Remaining Life
	Options	Exercise Price	(years)
Outstanding at September 30, 2020	10,000	$16.50	9.92
Granted	-	-	-
Exercised	-	-	-
Expired or Forfeited	-	-	-
Outstanding at June 30, 2021	10,000	$16.50	9.16

Series A Cumulative Preferred Stock accrues cumulative dividends at a rate of 6.0% of the liquidation preference per share ($25.00) and are expected to be paid on or about the 14th day of April, July, October and January of each year. The dividends for the three months ended June 30, 2021 and 2020 were $97,725 and $78,975, respectively. The dividends for the nine months ended June 30, 2021 and 2020 were $293,175 and $236,925, respectively. These dividends are recorded as interest expense. The amortization of the Series A Preferred Stock debt issuance costs for the nine months ended June 30, 2021 and 2020 was $7,614 and $15,548, respectively. The amortization of the Series A Preferred Stock debt issuance costs for the three months ended June 30, 2021 and 2020 was $2,538 and $5,183, respectively.

Series B Convertible Preferred Stock accrues cumulative dividends at a rate of 4.8% of the liquidation preference per share ($20.75) and are expected to be paid on or about the 14th day of April, July, October and January of each year and began October 14, 2016. At September 30, 2020 there was $61,066 accrued for Series B dividends paid on October 15, 2020. As of June 30, 2021, $61,065 was accrued for dividends paid on July 15, 2021.

Series C Cumulative Preferred Stock accrues cumulative dividends at a rate of 6.0% of the liquidation preference per share ($25.00) and are expected to be paid on or about the 14th day of April, July, October and January of each year. The dividends for the three months ended June 30, 2021 and 2020 were $67,500 and $74,250 respectively. The dividends for the nine months ended June 30, 2021 and 2020 were $202,500 and $74,250, respectively. These dividends are recorded as interest expense. The amortization of the Series C Preferred Stock debt issuance costs for the nine months ended June 30, 2021 and 2020 was $186 and $-, respectively. The amortization of the Series C Preferred Stock debt issuance costs for the three months ended June 30, 2021 and 2020 was $62 and $0, respectively.

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

293,116 shares of common stock issuable upon conversion of Series B Convertible Preferred Stock were excluded from the calculation of diluted earnings per share for the three months ended June 30, 2021 and 2020 because their inclusion would have been anti-dilutive.

Note 7 – Investment in Joint Ventures

The Holding Company had an interest in Leatherstocking Gas and Leatherstocking Pipeline, each of which was a joint venture with Mirabito Regulated Industries, LLC (“Mirabito”), accounted for by the equity method. On July 1, 2020, Leatherstocking Gas distributed to its members franchises, engineering and gas pipeline assets located in New York having a book value of $532,000. These assets were then contributed to the equity of Leatherstocking Gas Company of New York, Inc. The Company owns 50% of the common shares of the newly formed Leatherstocking NY and accounts for this investment using the equity method of accounting. Mirabito has the option to acquire the Company’s interests in Leatherstocking NY, for a purchase price of $100,000, beginning on the earlier of a change in control of the Company, or July 1, 2021, and ending on June 30, 2023. If this option remains unexercised on June 30, 2023, the Company has the option for sixty days to acquire Mirabito’s shares for a purchase price of $100,000. This option has not been exercised.

The following table represents the Holding Company’s investment activity in the Leatherstocking joint ventures for the nine months ended June 30, 2021 and 2020:

	2021	2020
Beginning balance in investment in joint ventures	$264,640	$2,597,919
Cost adjustment	(808)	-
Loss from joint ventures	(2,491)	(50,442)
Ending balance in joint ventures	$261,341	$2,547,477

As of and for the nine months ended June 30, 2021 and 2020, the Joint Ventures financial summary is as follows:

	2021	2020
Total assets	$528,000	$12,066,000
Total liabilities	$5,000	$6,971,000
Net (loss) income	$(5,000)	$101,000

Note 8 – Income Taxes

Income tax (benefit) expense for the periods ended June 30 are as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Current	$-	$-	$-	$-
Deferred	(461,187)	(7,645)	682,918	1,158,045
Total	$ (461,187)	$(7,645)	$682,918	$1,158,045

Actual income tax expense for the three and nine months ended June 30, 2021 and 2020 is significantly lower than tax calculated at the statutory rate (21%) due to tax free PPP loan forgiveness income at Corning Natural Gas, Pike, and at Leatherstocking (nine months ended June 30, 2021 only) offset by state income taxes and non-tax deductible dividends on Class A and Class C preferred stock that are recorded as interest expense and included in pre-tax income.

In July of 2021, the Company filed its federal and state income tax returns for fiscal 2020. The Company expects to receive a Pennsylvania state tax refund of prior year estimated tax payments of approximately $99,000. The refund has no impact on earnings.

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

On June 26, 2020, the New York Department of Public Service Staff (“Staff”) filed its direct testimony in Case 20-G-0101. Staff recommended a one year revenue requirement of $517,063, compared to the Gas Company’s request of $6,223,603. The primary differences between Staff and the Gas Company’s revenue requirements is Staff’s equity return recommendation of 8.45% vs. 10.20%, disallowance of the Gas Company’s request for shorter depreciation lives, difference in health insurance cost escalators, extension of the recovery period of regulatory costs from three years to five years, and disallowance of leak repair amortization. The Gas Company disagrees with Staff’s proposals. In November of 2020, the parties requested that the Administrative Law Judges grant a four-month extension of time until May 31, 2021 to rule on the filing, with new rates being retroactively enacted as of February 1, 2021. The NYPSC approved the extension of the suspend period on January 22, 2021. In March of 2021, the parties to this case could not reach a settlement and the case proceeded to a hearing before two administrative law judges.

On May 19, 2021, the NYPSC issued a rate order in this case establishing rates and a rate plan for the Gas Company for a one-year period ending January 31, 2022 (“Rate Year”). The rate order disallowed the Company’s request for an increase in required revenue, and instead ordered a reduction of $766,000 from current rates. In the current rate order, the existing $1.3 million tax sur-credit (an adjustment to rates to refund to customers an amount owing them due to income tax rate reductions in the 2017 Tax Cuts and Jobs Act) expired, along with a $30,000 reduction to the annual Delivery Rate Adjustment. The net impact on the Gas Company’s customers was an increase of $505,000 for the Rate Year, retroactive to February 1, 2021. The NYPSC’s order also denied the Gas Company’s Deferral Petition that sought recovery of costs for a leak survey and a large number of repairs incurred as a safety measure in response to certain extraordinary winter conditions in 2015 of the type that cause damage to gas distribution systems. The Gas Company in the third quarter of 2021 recorded a reserve in the amount of $170,000 against its regulatory asset of approximately $340,000 for these costs. The Gas Company believes that these costs, net of the reserve, will be recoverable in rates as a result of it appeal of the NYPSC’s decision in its 2020 rate case. The NYPSC also refused to permit an increase in depreciation expense to account for the need to shorten its natural gas facilities service lives to reflect the Climate Leadership and Community Protection Act(“CLCPA”) mandates that will virtually eliminate fossil fuel use and the need for natural gas facilities in New York State by the year 2050. The Gas Company is appealing the NYPSC’s decisions in this case and has filed a new rate case. (See Note 11 - “Subsequent Events”).

In March of 2021, the NYPSC issued a “Show Cause” order instructing Corning Gas to show cause why its PPP loan in the amount of $970,900 should not be refunded to its customers if and when the loan is forgiven. The Company requested, and the NYPSC granted, an extension of time until May 19, 2021 to file its response to the “Show Cause” order. On May 13, 2021, the Gas Company responded to the “Show Cause” order supporting its position that it will use PPP loan proceeds to fund COVID operating costs, lost commercial revenues, and customer bad debt increases (See Note 4 – Financing Activities). On May 21, 2021, the Corning Gas PPP loan was forgiven.

By petition dated September 3, 2020 in Case 20-G-0442, Corning Gas requested authority under Public Service Law Sec. 69 to issue approximately $29.5 million of long term debt through December 31, 2024. The proceeds are to be used principally to fund NYPSC mandated system safety and reliability measures, including replacement of older pipe and regulator stations; and purchase equipment, computer software and other supplies as necessary to maintain the distribution system. The NYPSC issued a financing order in April of 2021, permitting the Company to issue long term debt in the amount of $19.1 million. The Gas Company has agreed to this financing order.

Total Regulatory Assets on the accompanying Consolidated Balance Sheets as June 30, 2021 amounts to $14,951,279 compared to $14,213,457 at September 30, 2020. The Regulatory Assets include $977,630 at June 30, 2021 and $1,435,762 at September 30, 2020 that is subject to Deferred Accounting Petitions with the NYPSC and PAPUC. The remaining items in regulatory assets are either approved in rates, part of annual reconciliations approved by the NYSPSC and PAPUC, being challenged in court or approved through various commission directives.

On April 30, 2021, the Company and Argo filed with the NYPSC a Verified Joint Petition seeking NYPSC approval, pursuant to Section 70 of the New York Public Service Law for its merger. There is no statutory timeline for the NYPSC to make its decision concerning the petition.

Also on April 30, 2021, the Company and Argo filed with the PAPUC a Joint Application requesting certificates of public convenience from the PAPUC, and seeking all other PAPUC approvals necessary for the merger. There is no statutory deadline for the PAPUC to decide this type of application which seeks the issuance of a certificate of public convenience.

On October 24, 2020, Pike filed separate rate cases with the PAPUC for an increase in revenues for its electric services in the amount of $1,933,600 (Case R-2020-302235) and for an increase in revenues for its gas services in the amount of $262,200 (Case R-2020-3022134). Pike’s current rates have been in effect since 2014. In March of 2021, the parties to the rate cases agreed to settlements in both the electric case and the gas case, resulting in a rate increase of $1.4 million for electric, and $225,000 for gas. On June 25, 2021, the PAPUC issued a rate order approving the gas rate increase of $225,000, and on July 15, 2021, the PAPUC issued a rate order approving the electric rate increase in the amount of $1.4 million. Both rate increases took effect on July 28, 2021.

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

As of and for the three months ended June 30, 2021

			Leatherstocking	Holding	Total
	Gas Company	Pike	Companies*	Company	Consolidated
Total electric utility revenue	$-	$1,732,254	$-	$-	$1,732,254
Total gas utility revenue	$5,240,170	$297,800	$214,716	$-	$5,752,686
Investment income	$92,272	$-	$-	$10	$92,282
Income (loss) on joint ventures	$-	$-	$-	$5,022	$5,022
Net income (loss)	$523,241	$79,953	$(132,069)	$(198,259)	$272,866
Income tax expense (benefit)	$(273,686)	$(28,188)	$(56,868)	$(102,445)	$(461,187)
Interest expense	$656,976	$159,652	$83,971	$177,231	$1,077,830
Depreciation expense	$486,430	$242,506	$91,791	$915	$821,642
Amortization expense	$53,164	$76,923	$3,042	$12,006	$145,135
Total assets	$97,913,031	$31,126,740	$12,699,615	$737,456	$142,476,842
Capital expenditures	$1,522,861	$721,828	$316,642	$-	$2,561,331
*Acquired July 1, 2020

As of and for the three months ended June 30, 2020

			Leatherstocking	Holding	Total
	Gas Company	Pike	Companies*	Company	Consolidated
Total electric utility revenue	$-	$1,448,456	$-	$-	$1,448,456
Total gas utility revenue	$5,263,478	$276,818	$-	$-	$5,540,296
Investment income (expense)	$173,752	$-	$-	$(8,622)	$165,130
Loss from joint ventures	$-	$-	$-	$(53,912)	$(53,912)
Net income (loss)	$542,944	$(50,740)	$-	$65,401	$557,605
Income tax expense (benefit)	$293,408	$(13,023)	$-	$(288,030)	$(7,645)
Interest expense	$326,616	$162,552	$-	$136,113	$625,281
Depreciation expense	$466,658	$181,074	$-	$915	$648,647
Amortization expense	$68,190	$97,431	$-	$11,965	$177,586
Total assets	$92,719,009	$28,938,796	$-	$3,339,499	$124,997,304
Capital expenditures	$1,231,859	$551,212	$-	$-	$1,783,071
*Acquired July 1, 2020

As of and for the nine months ended June 30, 2021

			Leatherstocking	Holding	Total
	Gas Company	Pike	Companies*	Company	Consolidated
Total electric utility revenue	$-	$5,396,020	$-	$-	$5,396,020
Total gas utility revenue	$20,780,160	$1,699,504	$1,151,693	$-	$23,631,357
Investment income	$361,767	$-	$-	$54	$361,821
Loss from joint ventures	$-	$-	$-	$(2,491)	$(2,491)
Net income (loss)	$3,607,108	$176,704	$(84,056)	$(913,649)	$2,786,107
Income tax expense (benefit)	$927,446	$24,649	$(69,521)	$(199,656)	$682,918
Interest expense	$1,324,312	$472,847	$239,625	$531,693	$2,568,477
Depreciation expense	$1,476,765	$713,789	$356,552	$2,745	$2,549,851
Amortization expense	$184,595	$262,627	$9,126	$36,018	$492,366
Total assets	$97,913,031	$31,126,740	$12,699,615	$737,456	$142,476,842
Capital expenditures	$4,031,438	$2,246,512	$678,887	$-	$6,956,837
*Acquired July 1, 2020

As of and for the nine months ended June 30, 2020

			Leatherstocking	Holding	Total
	Gas Company	Pike	Companies*	Company	Consolidated
Total electric utility revenue	$-	$4,774,273	$-	$-	$4,774,273
Total gas utility revenue	$21,010,695	$1,311,160	$-	$-	$22,321,855
Investment income	$96,290	$-	$-	$114	$96,404
Income from joint ventures	$-	$-	$-	$(50,442)	$(50,442)
Net income (loss)	$3,725,463	$65,949	$-	$(74,650)	$3,716,762
Income tax expense (benefit)	$1,387,459	$49,220	$-	$(278,634)	$1,158,045
Interest expense	$1,018,235	$508,082	$-	$317,951	$1,844,268
Depreciation expense	$1,402,213	$543,222	$-	$2,745	$1,948,180
Amortization expense	$221,629	$303,767	$-	$35,853	$561,249
Total assets	$92,719,009	$28,938,796	$-	$3,339,499	$124,997,304
Capital expenditures	$4,329,908	$1,610,654	$-	$-	$5,940,562
*Acquired July 1, 2020

Note 11 – Subsequent Events

Article 78

The Gas Company, on July 15, 2021, filed a petition with the State of New York Supreme Court in Albany County pursuant to Article 78 of the Civil Practice Law and Rules to review and set aside the NYPSC’s May 19, 2021 Order that was issued in PSC cases 20-G-0101 and 16-G-0204 involving the Gas Company’s rates for gas services (See Note 9 – Regulatory Matters). The Company’s petition claims that the NYPSC’s decision was arbitrary and capricious and an abuse of discretion, affected by errors of law, and in violation of established regulatory procedure.

The Gas Company’s petition requests a judgment: (1) annulling and setting aside the Order as arbitrary, capricious and an abuse of discretion, affected by errors of law, in violation of lawful regulatory procedure, and unsupported by substantial evidence in the record, insofar as the Order implements four areas of “austerity” adjustments and denies recovery of leak survey and repair costs; (2) remanding this matter to the NYPSC for further proceedings consistent with the Court’s judgment; and (3) granting such other and further relief as may be just and proper.

The resolution of this matter is unknown.

Rate Case

On July 16, 2021, the Gas Company filed a three-year rate plan with the NYPSC for rate years ending on June 30, 2023, 2024, and 2025. The rate increases requested for the three year rate plan are $5,758,453, $1,643,355, and $989,061, respectively. In its filing, the Gas Company proposes a rate plan with levelized increases over three years in the amount of $3,591,855 per year. These rates, if implemented, would impact customer bills by 11.14% in each year.

The requested rate increases are caused by the need to fund capital expenditures mandated by the NYPSC, recovery of increased property taxes, insurance and labor costs, and other operating expenses. The return on equity (“ROE”) requested in this case is 10.2%. The current allowed ROE is 8.8%.

A decision on the Gas Company’s filing is expected within eleven months from the filing date. The NYPSC can approve, deny or modify the Company’s request. The NYPSC can also combine this rate case with the merger case (See Note 1 – “Basis For Presentation”).

Taxes

The Gas Company contested property tax assessments on its inactive compressor station facility located in the Town of Caton, New York for tax years 2019 and 2020. The parties to this contest have agreed to a settlement that we expect to conclude in the fourth quarter of 2021, that will result in a refund of property taxes and income of approximately $100,000, and future property tax reductions of approximately $50,000 per year.

On July 1, 2021, the Gas Company filed amended payroll tax returns seeking a refund of federal payroll taxes in the amount of $53,000 related to payroll tax relief provided for COVID related paid leave for its employees.

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

Overview

Our financial results for the quarter and year to date period ended June 30, 2021, and for the comparable quarter and year to date June 30, 2020, were impacted by several non- recurring, but material events. These events have been described in more detail throughout this report but are summarized in this paragraph. We recognized as non- operating income $1.1 million of PPP loan forgiveness, offset by a regulatory reserve in the amount of $490,000 in 2021. As a result of our rate case that concluded in May of 2021, we wrote down as an operating expense a regulatory asset for leak repairs ($175,000) and as interest expense an accrual of interest income ($231,000), the recovery of which were denied in our rate case. In addition, we incurred additional merger transaction costs in the amount of $126,000. In the third quarter of fiscal 2020, we recognized as a reduction of income tax expense a non- recurring AMT tax credit refund in the account of $272,000. As a result of these non-recurring items, earnings for the quarter were $95,000 (after tax) greater than earnings in the third quarter of fiscal 2020, but operating income for the current fiscal quarter was $218,000 (after tax) lower than operating income for the comparable quarter for fiscal 2020. For our fiscal year to date 2021, earnings were $432,000 (after tax) lower than year to date earnings for fiscal year to date 2020, and operating income for fiscal 2021 was $701,000 (after tax) less than operating income in fiscal 2020.

New York and Pennsylvania government authorities, in response to the COVID-19 pandemic, imposed restrictions on social activities, closed schools and placed operating restrictions on commercial operations in our franchise areas beginning in March of 2020. Many pandemic related restrictions have been lifted and businesses have re-opened. The Company is now focused on completing work on inspecting and remediating interior property/customer services that were restricted during the pandemic, most of which require work done on customer premises. Our customer service specialists are working with customers to bring them current on their utility bills. We are assisting pandemic affected customers to access government funding designed to help customers pay current and past due utility bills. The Company has limited service termination options in New York and in Pennsylvania. The Company is still recovering from the impact of lost revenues, mostly from commercial customers, due to the pandemic.

On July 1, 2020, the Company completed the acquisition of its partner’s 50% interests in Leatherstocking Gas Company, LLC, and Leatherstocking Pipeline Company, LLC (the “Leatherstocking Companies”). Since July 1, 2020, the financial information of the Leatherstocking Companies is included in the Company’s consolidated financial information.

We believe our key performance indicators are net income, stockholders’ equity and the safety and reliability of our systems. Net income decreased by $284,739 for the three months and decreased $930,655 for the nine months ended June 30, 2021 compared to the three months and nine months ended June 30, 2020, respectively. Our decline in earnings is attributable to transaction costs related to our merger (See Note 1), increased interest expense, depreciation expense, a rate decrease in Corning offset by higher investment income and forgiveness of PPP loans. In addition, the Company recognized a large non- recurring income tax refund in the third quarter of fiscal 2020, which increased 2020 earnings for both the third quarter and for the fiscal year 2020. Because the Holding Company’s principal operations are conducted through Corning Gas and Pike, both regulated utility companies, stockholders’ equity is an important performance indicator. The NYPSC and PAPUC allow the Company the opportunities to earn a just and reasonable return on stockholders’ equity as determined under applicable regulations. Stockholders’ equity is, therefore, a precursor of future earnings potential. As of June 30, 2021, compared to June 30, 2020, stockholders’ equity increased from $36,866,581 to $37,243,854. We plan to continue our focus on building stockholders’ equity. Safety and efficiency indicators include leak repair, main and service replacements and customer service metrics.

We continue to focus on improving the efficiency of our operations and making capital investments to improve our infrastructure. Corning Gas’s infrastructure improvement program concentrates on the replacement of older distribution mains and customer service lines. In the first nine months of fiscal 2021 the Gas Company repaired 77 leaks, replaced 138 bare steel services and replaced or remediated 7.24 miles of older steel main. In fiscal 2020 the Gas Company repaired 184 leaks, replaced 229 bare steel services and replaced 8.6 miles of older steel main. In the first nine months of fiscal 2021 Pike replaced approximately 74 poles. In fiscal 2020 Pike replaced approximately 150 poles and did extensive tree trimming to maintain our electric infrastructure. On January 18, 2019 Pike filed a gas Long Term Infrastructure Improvement Plan (“LTIIP”) to accelerate replacement of cast iron, wrought iron and bare steel pipe over 11 years. The PAPUC approved the LTIIP plan on June 13, 2019.

Key financial performance indicators:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Net income	$272,866	$557,605	$2,786,107	$3,716,762
Stockholders' equity	$37,243,854	$36,866,581	$37,243,854	$36,866,581
Stockholders' equity per outstanding common share	$12.08	$12.02	$12.08	$12.02

Gas Revenue and Margin

Retail gas revenue decreased $33,362 for the three months ended June 30, 2021 and increased $1,069,382 for the nine months ended June 30, 2021 compared to the same periods last year. The revenue decrease for the three month period results from an increase in gas costs recovery of $443,890 offset by a decrease in delivery revenues of $477,252. The revenue increase for the nine month period includes higher gas cost recovery of $1,140,018 offset by a decrease in delivery revenues of $70,636.

Other gas revenue increased $245,752 for the three months and $240,120 for the nine months ended June 30, 2021 compared to the same periods last year. The components of this increase are detailed in the tables below.

	Three months ended June 30,		Nine months ended June 30,
	2021	2020	2021	2020
Retail gas revenue:
Residential	$3,440,603	$3,753,207	$14,673,030	$14,328,356
Commercial	570,433	427,187	2,556,525	2,184,918
Transportation	1,046,768	937,403	3,936,348	3,679,551
Wholesale	366,319	339,688	1,603,141	1,506,837
Total retail gas revenue	$5,424,123	$5,457,485	$22,769,044	$21,699,662

Other gas revenue:
Local production	$105,206	$170,495	$459,692	$533,743
Customer discounts forfeited	(26)	(246)	(34)	39,731
Reconnect fees	195	22	255	1,374
Surcharges	1,072	173	(843)	1,226
Other (see detail below)	222,116	(87,633)	403,243	46,119
Total other gas revenue	$328,563	$82,811	$862,313	$622,193

Total gas operating revenue	$5,752,686	$5,540,296	$23,631,357	$22,321,855

The following table details amounts making up the Other line in the schedule of Other gas revenue above:

	Three months ended June 30,		Nine months ended June 30,
	2021	2020	2021	2020
Other gas revenues:
Delivery Rate Adjustment (DRA) carrying costs	$857	$829	$3,904	$4,617
Contract customer reconciliation	565	21,275	(71,909)	(113,780)
Monthly RDM amortizations	124,162	(250,641)	38,461	(483,712)
Local production revenues	(2,963)	17,377	23,041	37,200
2017 Jobs Act federal Income tax reconciliation	464,159	89,039	920,923	540,789
Regulatory liability reserve	(340,929)	—	(512,839)	—
Customer performance incentive	—	32,000	—	32,000
Capacity release revenues	7,309	7,190	28,136	33,249
All other	(31,044)	(4,702)	(26,474)	(4,244)
Total other gas revenues	$222,116	($87,633)	$403,243	$46,119

Gas purchases are our largest expenses. Purchased gas expense increased $442,714 for the three months ended June 30, 2021 and $904,965 for the nine months ended June 30, 2021 compared to the same periods last year. The increase in costs for the three month period is due primarily to higher gas cost purchases in the amount of $266,310 and an increase in prior period gas cost recoveries in the amount of $176,404. The increase in costs for the nine month period is due primarily to higher gas cost purchases in the amount of $282,804 and an increase in prior period gas cost recoveries in the amount of $622,161.

Gas margin (the excess of utility gas revenue over the cost of natural gas purchased) decreased $230,324 for the three months ended June 30, 2021 and increased $404,537 for the nine months ended June 30, 2021 compared to the same periods last year. The margin for the three month period was negatively impacted by decreased customer sales. The margin for the nine month period was positively impacted by increased customer sales that includes the Leatherstocking Gas purchase on July 1, 2020. The margin for the nine month period was also positively affected by regulatory adjustments associated with a PAPUC fuel audit of $95,158 and prior year gas cost reconciliation of $156,575.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Gas Margin:
Utility Gas Revenues	$5,752,686	$5,540,296	$23,631,357	$22,321,855
Natural Gas Purchased	1,382,120	939,406	6,131,547	5,226,582
Margin	$4,370,566	$4,600,890	$17,499,810	$17,095,273
Margin %	75.97%	83.04%	74.05%	76.59%

Electric Revenue and Margin

Retail electric revenue increased $268,686 for the three months ended June 30, 2021 and $650,427 for the nine months ended June 30, 2021 compared to the same periods last year. The increase for the three month period results from an increase in purchased power recovery of $227,836 and an increase in delivery revenues of $40,850. The increase for the nine month period primarily results from increased delivery revenues of $797,168 net of recovery of lower purchased power costs of $146,741.

Other electric revenues increased $15,112 for the three months ended June 30, 2021 and decreased $28,680 for the nine months ended June 30, 2021 compared to the same periods last year. The components of these decreases are detailed in the tables below.

	Three months ended June 30,		Nine months ended June 30,
	2021	2020	2021	2020
Retail electric revenue:
Residential	$846,231	$746,204	$2,768,809	$2,364,886
Commercial	847,893	680,267	2,472,137	2,228,534
Street lights	31,353	30,320	94,814	91,913
Total retail electric revenue	$1,725,477	$1,456,791	$5,335,760	$4,685,333

Other electric revenue:
Customer discounts forfeited	$76,701	($240)	$76,701	$2,761
Third party billings	(59,343)	3,511	—	104,710
Other	(10,581)	(11,606)	(16,441)	(18,531)
Total other electric revenue	$6,777	($8,335)	$60,260	$88,940

Total electric operating revenue	$1,732,254	$1,448,456	$5,396,020	$4,774,273

Electricity costs increased $214,394 for the three months ended June 30, 2021 and $705,893 for the nine months ended June 30, 2021 compared to the same periods last year. The increase for the three month period is due primarily to increases in purchased power costs of $299,429 and a decrease of prior period gas cost recoveries of $85,036. The increase for the nine month period is due primarily to increase in purchased power costs needed to serve our customers of $615,906 and an unfavorable regulatory adjustment resulting from a PAPUC fuel audit net of prior period gas cost recoveries amounting to $89,987.

Electric margin (the excess of utility electric revenue over the cost of purchased power costs) increased $69,404 for the three months ended June 30, 2021 and decreased $84,146 for the nine months ended June 30, 2021 compared to the same periods last year. The margin for the three month period was positively impacted by increased revenues. The margin for the nine month period was negatively impacted by a regulatory adjustment resulting from a PAPUC fuel audit of $198,823.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Electric Margin:
Utility Electric Revenues	$1,732,254	$1,448,456	$5,396,020	$4,774,273
Electricity Purchased	478,614	264,220	1,632,781	926,888
Margin	$1,253,640	$1,184,236	$3,763,239	$3,847,385
Margin %	72.37%	81.76%	69.74%	80.59%

Operating and Interest Expenses

Operating and maintenance expense increased $1,056,597 for the three months ended June 30, 2021 and increased $2,111,346 for the nine months ended June 30, 2021 compared to the same periods last year. The increase for the three month period primarily results from additional expenses associated with 100% ownership of Leatherstocking Gas Company of $183,962, merger costs of $125,913, leak repair write down of $174,773, regulatory liability reserve of $490,052 and all other costs-net of $81,897. The increase for the nine month period primarily results from additional expenses associated with 100% ownership of Leatherstocking Gas Company of $545,556, merger costs of $551,296, leak repair write down of $174,773, liability reserve of $490,052 and all other costs, including pandemic related costs, in the amount of $ 349,669.

Taxes other than income taxes increased $76,216 for the three months ended June 30, 2021 and $40,523 for the nine months ended June 30, 2021 compared to the same periods last year. The increase for the three month period primarily results from a property tax increase of $58,694 and gross receipts tax increase of $10,519 net of decrease in payroll taxes of $2,997. The increase for the nine month period results from a property tax increase of $42,310 and gross receipts increase of $9,888 net of decrease in payroll taxes of $11,675.

Depreciation expense increased by $172,995 for the three months ended June 30, 2021 and $601,671 for the nine months ended June 30, 2021 compared to the same periods last year. The increases resulted from additional depreciation expense from utility plant placed in service and depreciation expense associated with 100% ownership of Leatherstocking assets.

Interest expense increased $452,549 for the three months ended June 30, 2021 and $724,209 for the nine months ended June 30, 2021 compared to the same periods last year. The increases were due to higher levels of debt to support our mandated infrastructure improvement program, interest expense associated with 100% ownership of Leatherstocking assets, write down of deferred interest expense in the amount of $231,000, and additional dividends associated with outstanding Preferred Series A and C shares which are recorded as interest expense.

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

Capital expenditures are funded by both operating cash and new debt. In fiscal 2021 to date, the Company has spent approximately $7.0 million on projects and safety-related infrastructure improvements. This, in conjunction with our growth projects, creates liquidity pressure on the Holding Company. We anticipate that our aggressive capital construction program will continue to require the Holding Company to raise new debt and/or equity.

Cash flows from financing activities of the Company consist of long-term borrowings, repayment of long-term debt, net borrowings and repayments under our lines-of-credit, and quarterly dividend payments. For the Gas Company’s operations, it has an $8.0 million revolving line of credit with M&T Bank. Interest is a variable rate determined by the Gas Company’s funded debt to EBITDA ratio calculated ninety days after the end of each quarter added to the daily LIBOR rate with no additional collateral or covenants beyond those included in the M&T Bank term notes. The amount outstanding under this line as of June 30, 2021 was $5.5 million with an interest rate of 3.10%.

Pike has a $2.0 million revolving line of credit with M&T Bank. Interest is a variable rate determined by Pike’s funded debt to EBITDA ratio calculated ninety days after the end of each quarter added to the daily LIBOR rate with no additional collateral or covenants beyond those included in the M&T Bank term notes. The amount outstanding under this line on June 30, 2021 was approximately $1.8 million with an interest rate of 2.87%.

Leatherstocking has a $1.5 million revolving line of credit with Wayne Bank. Interest on the line of credit is the prime rate (3.25% at June 30, 2021). The line of credit is for an indefinite period, is guaranteed by Leatherstocking Pipeline, and is secured by Leatherstocking Gas and Leatherstocking Pipeline assets. The amount outstanding under this line on June 30, 2021 was approximately $1.4 million.

The Company was in compliance with all of its loan covenants as of June 30, 2021.

During the three months ended June 30, 2021, the Gas Company mainly withdrew gas from storage, had a balance of $789,251 worth of gas in storage. The volume in storage at June 30, 2021 was 390,336 thousand cubic feet (“Mcf”) at an average price of $1.98 per Mcf. At June 23, 2020, the Company had a balance of $709,051 worth of gas in storage. The volume in storage at June 30, 2020 was 380,805 Mcf at an average price of $1.88 per Mcf. During the next quarter, the Gas Company expects to be injecting gas into storage to have sufficient gas to supply customers for the winter season.

As of June 30, 2021, we believe that cash flow from operating activities and borrowings under our lines of credit will be sufficient to satisfy our working capital and debt service requirements over the next twelve months. We believe new debt will be required to satisfy our capital expenditures and to finance our internal growth needs for the next twelve months. We are confident we can finance them with our current lender.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Critical Accounting Policies

Our significant accounting policies are described in the notes to the Consolidated Financial Statements in the Holding Company’s Form 10-K for the year ended September 30, 2020, filed on December 21, 2020. There have been no significant changes in our accounting policies during the three or nine months ended June 30, 2021.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2021, the Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. Based upon the Company’s evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2021.

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

The Holding Company and its subsidiaries have lawsuits and complaints pending of the type incurred in the normal course of business. The Company expects that any potential losses will be covered by insurance, subject to deductibles, and will not have a material adverse impact on the Company.

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
10-Q for the period ended June 30, 2021, formatted in XBRL (Extensible Business Reporting Language):
(i) the Consolidated Balance Sheets at June 30, 2021 and September 30, 2020,
(ii) the Consolidated Statements of Income for the three and nine months ended June 30, 2021 and June 30, 2020,
(ii) the Consolidated Statements of Comprehensive Income for the three months and nine months ended June 30, 2021 and June 30, 2020,
(iv) the Consolidated Statements of Cash Flows for the nine months ended June 30, 2021 and June 30, 2020, and
(v) related notes to the Consolidated Financial Statements

** Filed herewith

*** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORNING NATURAL GAS HOLDING CORPORATION
Date: August 11, 2021	By: /s/ Michael I. German
Michael I. German, Chief Executive Officer and President
(Principal Executive Officer)
Date: August 11, 2021	By: /s/ Charles A. Lenns
Charles A. Lenns, Chief Financial Officer
(Principal Financial and Accounting Officer)