Form 10-K
period 2021-09-30
Corning Natural Gas Holding Corp
filed 2021-12-17
CIK 1582244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2021

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
Common Stock, par value $0.01 per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepares or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Act). Yes ☐ No ☒

The aggregate market value of the 1,234,434 million shares of the registrant’s common stock held by non-affiliates of the registrant was $28,787,001 at the $23.32 average of bid and asked prices on March 31, 2021.

Number of shares of Common Stock outstanding as of the close of business on December 17, 2021: 3,083,577

DOCUMENTS INCORPORATED BY REFERENCE

In accordance with General Instruction G(3) of Form 10-K, certain information required by Part III will either be incorporated by reference to the definitive proxy statement for Corning Natural Gas Holding Corporation’s Annual Meeting of Shareholders filed within 120 days after September 30, 2021, or will be included in an amendment to this Form 10-K filed within that period.

Information contained in this Form 10-K for the fiscal 2021 period which is incorporated by reference contains certain forward looking statements which may be impacted by factors beyond the control of the Company, including but not limited to natural gas supplies, regulatory actions and customer demand. As a result, actual conditions and results may differ from present expectations. See “Cautionary Statement Regarding Forward-Looking Statements” below.

For the Fiscal Year Ended September 30, 2021

EXPLANATORY NOTE

Corning Natural Gas Holding Corporation (the “Holding Company”) is a successor issuer to Corning Natural Gas Corporation (“Corning Gas” or the “Gas Company”) as of November 12, 2013 as a result of a share-for-share exchange, creating a holding company structure. As of November 12, 2013, the Gas Company became a wholly-owned subsidiary of Holding Company.

As used in this Form 10-K, the term “Company”, “we”, or “us”, refers to the consolidated companies, the terms “Gas Company” and “Corning Gas” mean Corning Natural Gas Corporation, the term “Pike” means Pike County Light & Power Company, and the term “Leatherstocking Companies” means the combination of Leatherstocking Gas Company, LLC (“Leatherstocking Gas”) and Leatherstocking Pipeline Company, LLC (“Leatherstocking Pipeline”), unless the context clearly indicates otherwise. Except as otherwise stated, the information contained in this Form 10-K is as of September 30, 2021.

PART I

ITEM 1 – BUSINESS

General

The Holding Company was incorporated in New York in July 2013 to serve as a holding company for the Gas Company and its dormant subsidiary Corning Natural Gas Appliance Corporation (the “Appliance Company”), Pike, Leatherstocking Gas Company, LLC, and Leatherstocking Pipeline Company, LLC. The Holding Company also owns 50% of Leatherstocking Gas of New York, Inc. (“Leatherstocking NY”). As used in this document, the term “the Company” refers to the consolidated operations of the Holding Company, Gas Company, Pike and (from July 1, 2020) the Leatherstocking Companies.

The Company’s principal executive offices are located at 330 W. William Street, Corning New York, 14830, the telephone number is (607) 936-3755, and our website is www.corninggas.com.

Business

The Company’s primary business, through its subsidiaries Corning Gas, Pike and the Leatherstocking Companies, is natural gas and electric distribution. Corning Gas serves approximately 15,000 residential, commercial, industrial and municipal customers in the Corning, Hammondsport and Virgil, New York, areas and two other gas utilities which serve the Elmira and Bath, New York areas. It is franchised to supply gas service in all the political subdivisions in which it operates. The Gas Company is under the jurisdiction of the New York Public Service Commission (“NYPSC”) which oversees and sets rates for New York gas distribution companies. In addition, the Gas Company has contracts with Corning Incorporated and Woodhull Municipal Gas Company, a small local utility, to provide maintenance service on their gas lines. Pike is an electric and gas utility regulated by the Pennsylvania Public Utility Commission (“PAPUC”). Pike provides electric service to approximately 4,900 customers in the Townships of Westfall, Milford, the northern part of Dingman, and in the Boroughs of Milford and Matamoras. Pike provides natural gas service to 1,300 customers in Westfall Township and the Borough of Matamoras. All these communities are located in Pike County, Pennsylvania. Additionally, Leatherstocking Gas is also regulated by the PAPUC and distributes gas in Susquehanna and Bradford Counties, Pennsylvania. Leatherstocking Pipeline, an unregulated company, has served one customer in Lawton, Pennsylvania and has had no revenues since 2018. Leatherstocking NY has an application pending before the NYPSC for authority to provide gas distribution services in Broome County, New York.

Pending Merger

On January 12, 2021, Holding Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among Holding Company, affiliates of Argo Infrastructure partners, LP named ACP Crotona Corp. (“Parent”), and ACP Crotona Merger Sub Corp. (“Merger Sub”), pursuant to which Merger Sub will merge with and into Holding Company, and Holding Company will continue as the surviving corporation and a wholly owned subsidiary of Parent (the “Merger” or the “Argo Merger”). As a result of the Merger, shareholders of Holding Company will receive consideration for their shares in the following amounts: (i) $24.75 in cash, per share of common stock (the “Merger Consideration”); (ii) $25 per share of Series A preferred stock; (iii) $29.70 per share of Series B preferred stock; and (iv) $25 per share of Series C preferred stock. Amounts payable to all shareholders will include cash for any unpaid dividends.

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

The Merger Agreement provided for a 45-day “Go Shop” period which expired on February 26, 2021. During the “Go Shop” period, the Company received no competing offers or alternative acquisition proposals. The Company is now subject to a customary “No Shop” provision that restricts the Company’s ability to solicit acquisition proposals from third parties and to provide non-public information and to negotiate with third parties regarding unsolicited acquisition proposals that is reasonably expected to lead to a superior proposal. On April 30, 2021, the Company and Argo filed with the NYPSC and PAPUC joint petitions requesting approval to conclude the merger. Decisions from the commissions on the merger petitions are not expected until the first half of 2022. The Merger was voted on and approved by the Company’s shareholders at its annual shareholder meeting on May 27, 2021.

In connection with the execution of the Merger Agreement, the Company has suspended its dividend reinvestment plan.

Upon consummation of the Merger, the Company’s common stock will be delisted from the OTCQX and deregistered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as soon as practicable.

Gas and Electric Supply

Corning Gas has contracted with various sources to provide natural gas to our distribution system. The Gas Company contracts for pipeline capacity, as well as storage capacity of approximately 736,000 dekatherms (“Dth”). The Company manages its transportation and storage capacity with internal resources. Pike has contracted with Orange and Rockland Utilities, Inc. (“O&R”) to provide electricity and natural gas according to agreements until August 2022, subject to renewal. Leatherstocking Gas has a supply agreement with Cabot Oil and Gas that expires in August of 2026.

Corning Gas secured the NYPSC-required fixed price and storage gas supply for the 2021-2022 winter season and is managing its storage and gas supply contracts following its gas supply and acquisition plan. Assuming no extraordinary conditions for the winter season, gas supply, flowing and storage will be adequate to serve its customers.

Corning Gas does not expect a shortage of natural gas to impact our business over the next five to ten years. Natural gas supply over the last several years has been positive, and domestic reserves and production have increased. This is especially true in proximity to our distribution network. We likewise anticipate no shortages of the necessary pipes and valves for safe distribution of natural gas and continue to receive material inventory from various reliable sources. We also have confidence that our agreement with O&R will enable Pike to meet all our electric and gas needs for Pike’s customers and that Cabot Oil and Gas will be able to continue reliably supplying Leatherstocking Gas.

Seasonality

The Company’s business is seasonal in nature, and sales for each quarter of the year vary and are not comparable. Sales vary depending on seasonal variations in temperature. Gas sales peak in the winter, while Pike’s electric sales peak in the summer.

Significant Customers

The Gas Company has three major customers, Corning Incorporated, New York State Electric & Gas, and Bath Electric, Gas & Water Systems. In total, these customers accounted for approximately 14.98% of the Gas Company’s revenues in the fiscal year ended September 30, 2021 (“FY 2021”) and 14.32% in the fiscal year ended September 30, 2020 (“FY 2020”). The loss of any of these customers would have an adverse impact on our financial results.

Human Capital

The Company had 73 employees as of September 30, 2021, and 72 as of September 30, 2020. Of this total, approximately one third are union labor working under a union contract effective until April 3, 2023. Our people work primarily at three business locations in New York and Pennsylvania. The Company offers its employees competitive salaries and wages, excellent health and welfare benefit plans, including a 401(k) plan with a company match, and at the Gas Company, a qualified defined benefit pension plan. Our employees enjoy eleven paid holidays, paid vacation and personal days, paid sick leave, and Company sponsored group term life insurance benefits.

We offer employee training programs that enable our employees to obtain and maintain industry certifications required to assist customers with gas and electric service issues. We promote safety in the workplace by requiring our people to receive training on sexual harassment in the workplace, alcohol and substance abuse, and we offer free training on interpersonal skills. We also offer our employees access to professional counseling to help them deal with personal and family issues.

Competition

Historically, the competition in the Gas Company’s residential market and Pike’s and Leatherstocking Gas’s gas franchise territories has been primarily from electricity for water heating and clothes drying, and to a small degree, fuel oil and propane for heating. The price of gas remains low in comparison to that of alternative fuels in our service territories and our competitive position in the residential, commercial and industrial markets continues to be strong. When we expand our distribution system to attract new customers, our principal competition is oil and propane. Natural gas enjoys a price advantage over these fuels today. Pike electric has not faced significant competition to date. Although not material today, we could experience competition from customer owned solar in the future.

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

Regulatory Matters

On May 19, 2021, the NYPSC issued a rate order establishing rates and a rate plan for the Gas Company for a one-year period ending January 31, 2022. The rate order reduced customer rates by $766,000, but it eliminated a $1.3 million tax sur-credit related to income tax rate reductions in the 2017 Tax Cuts and Jobs Act. The rate order was retroactive to February 1, 2021.

On July 16, 2021, the Gas Company filed a three-year rate plan with the NYPSC for rate years ending on June 30, 2023, 2024, and 2025. The rate increases requested for the three-year rate plan are $6,555,000, $1,030,000, and $843,000, respectively.

On June 25, 2021, the PAPUC issued a rate order approving Pike’s gas rate increase of $225,000 per year, and on July 15, 2021, the PAPUC issued a rate order approving an electric rate increase in the amount of $1.4 million per year. Both rate increases took effect on July 28, 2021.

For additional information see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Regulatory Matters”.

ITEM 1A. RISK FACTORS

Failure to consummate the Argo Merger

The Argo Merger is subject to approval by, among others, both the New York and Pennsylvania public utility commissions, and the United States Justice Department. In the event that regulators fail to approve the Merger, the Company could experience difficulty in obtaining financing for capital projects required by its regulators, and the Company would realize a significant cash loss related to costs incurred in pursuit of the merger transaction.

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

Pike, Leatherstocking Gas, and the Gas Company’s ability to provide natural gas and electricity depends both on our own operations and facilities and that of third parties, including local gas producers, natural gas pipeline operators, and our electric supplier from whom we receive our natural gas and electric supplies. The loss of use or destruction of our facilities or the facilities of third parties due to extreme weather conditions, breakdowns, war, acts of terrorism or other occurrences could greatly reduce potential earnings and cash flows and increase our costs of repairs and replacement of assets. Although we carry property insurance to protect our assets, and regulatory policies of the NYPSC and PAPUC provide the opportunity for deferral and recovery of extraordinary incremental costs associated with losses for such incidents, our losses may not be fully recoverable through insurance or customer rates. Additionally, the effect of the coronavirus pandemic could adversely affect our ability to maintain our gas and electric distribution systems and serve our customer base.

Environmental regulations can significantly affect the Company’s business.

The Company’s business operations are subject to federal, state, and local laws and regulations relating to environmental protection. Costs of compliance and liabilities could negatively affect the Company’s results. In addition, compliance with environmental laws, regulations or permit conditions could require unexpected capital expenditures at the Company’s facilities. Because the costs of such compliance could be significant, additional regulation could negatively affect the Company’s business. Climate change, and the regulatory and legislative developments related to climate change, may adversely affect operations and financial results. If there were to be any impacts from climate change to the Company’s operations and financial results, the Company expects that they would likely occur over a long period of time and thus are difficult to quantify with any degree of specificity. Extreme weather events may result in adverse physical effects on portions of the Company’s gas and electric infrastructure, which could disrupt the Company’s supply chain, and ultimately its operations. Disruption of transportation and distribution systems activities could result in reduced operational efficiency, and customer service interruption. Climate change, and the laws, regulations and other initiatives to address climate change, may impact the Company’s financial results. Federal, state and local legislative and regulatory initiatives proposed or adopted in recent years in an attempt to limit the effects of climate change, including greenhouse gas emissions, could have significant impacts on the energy industry including government-imposed limitations, prohibitions or moratoriums on the use of gas. A number of states have adopted energy strategies or plans with goals that include the reduction of greenhouse gas emissions. New York passed the Climate Leadership and Community Protection Act (“CLCPA”), which created emission reduction and electric generation mandates, and could ultimately impact the Company’s customer base. Legislation or regulation that aims to reduce greenhouse gas emissions could also include greenhouse gas emissions limits and reporting requirements, carbon taxes, restrictive permitting, increased efficiency standards, and incentives or mandates to conserve energy, or to use renewable energy sources. Additionally, the trend toward increased conservation, competition from renewable energy sources, and technological advances to address climate change may reduce the demand for natural gas and electricity. For further discussion of the risks associated with environmental regulation to address climate change, refer Management’s Discussion and Analysis under the heading “Environmental Matters”.

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

The Gas Company’s business follows the economic cycle of the customers in our service regions: Corning, Bath, Virgil, Elmira, and Hammondsport, New York. A falling, slow or sluggish economy that would reduce the demand for natural gas in the areas in which we are doing business by forcing temporary plant shutdowns, closing operations or slow economic growth would reduce our earnings potential. Pike and Leatherstocking Gas are less likely to be affected by a sluggish economy as they presently have no large industrial customers.

Many of our commercial and industrial gas customers use natural gas in the production of their products.  During economic downturns, these customers may see a decrease in demand for their products, which in turn may lead to a decrease in the amount of natural gas they require for production. During any economic slowdown, there is typically an increase in individual and corporate customer bankruptcies.  Pike and Leatherstocking Gas have limited industrial customers and are therefore less vulnerable to economic conditions in their service territories. An increase in customer bankruptcies would increase our bad debt expenses and reduce our cash flows.

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

Our success depends in large part upon the continued services of a number of significant employees, the loss of which could adversely affect our business, financial condition, and results of operation.

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

The four largest holders of our common stock own approximately 52% of the outstanding common stock. As a result, if any chose to act together, they would have the ability to exert substantial influence over all matters requiring approval by our shareholders, including the election and removal of directors, any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. This concentration of ownership could be disadvantageous to other shareholders with differing interests from these shareholders.

Our cash flows from operations may not be sufficient to fund our capital expenditures.

Our cash flows from operations are largely dependent on allowed revenues subject to the approval of the NYPSC and PAPUC, and may not be sufficient to meet all of our cash needs.  The Company has a pending rate case before the NYPSC, the outcomes of which is uncertain. We estimate capital expenditures in fiscal 2022 for the Gas Company, Pike, and Leatherstocking Gas to be $7.0 million, $3.3 million and $0.94 million, respectively. If cash flows from operations are not sufficient to fund these capital expenditures, we will need to rely on new debt or equity financing which may be difficult to obtain.

We will require additional financing which may be difficult or costly to obtain.

In order to fund our capital expenditures, we may need to obtain additional debt and/or equity financing. The incurrence of debt would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations.  Additional financing for the Gas Company requires NYPSC approval, and for Pike and Leatherstocking Gas requires PAPUC approval. Additional financing may have unacceptable terms or may not be available at all for various reasons including:

*	Limits placed on us by our current lenders in our loan agreements,
*	Our future results of operations, financial condition, and cash flows,
*	Our inability to meet our business plan,
*	Lenders’ or investors’ perception of, and demand for, securities of natural gas utilities, and
*	Conditions of the capital markets in which we may seek to raise funds.

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

The Companies face risks related to health epidemics and other outbreaks, including the COVID-19 pandemic.

The COVID-19 pandemic has impacted, and continues to impact, countries, communities, supply chains and markets. As a result of the COVID-19 pandemic, we may face an extended economic slowdown in our service territories that could have a material impact on our liquidity, financial condition, and results of operations.

We will continue to monitor developments relating to the COVID-19 pandemic; however, we cannot predict the extent to which COVID-19 may have a material impact on our business operations, liquidity, financial condition, and financial results. The extent to which COVID-19 may impact these matters will depend on future developments that are highly uncertain and cannot be predicted, including new information concerning the severity of COVID-19 and possible variants, actions that federal, state and local governmental or regulatory agencies may take in response to COVID-19, and other actions taken to contain it or treat its impact, among others.

ITEM 2 – PROPERTIES

Corning Gas and the Holding Company’s headquarters are located at 330 West William Street, Corning, New York. This structure is physically connected to the operations center. Pike’s headquarters and operation center are in Westfall, Pennsylvania. The Leatherstocking Companies’ headquarters and operations center is in Montrose, Pennsylvania.

The Gas Company’s pipeline system is surveyed each year as required for compliance with federal and state regulations. Any deficiencies found are corrected as mandated. Approximately 434 miles of distribution main, 15,000 services, and 86 regulating stations, along with various other properties, are owned by the Gas Company. Pike owns approximately 160 miles of electric distribution wire, poles and services and 20 miles of gas distribution pipeline. The Leatherstocking Companies own four gate stations and approximately 18 miles of pipe in Susquehanna and Bradford Counties, Pennsylvania. All of the property owned by the Company is adequately insured and is subject to various liens typical of corporate debt.

ITEM 3 - LEGAL PROCEEDINGS

The Company has litigation pending of the type incurred in the normal course of business and the Company believes that any potential losses should be covered by insurance and will not have a material impact on the business.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 - MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The principal market on which the Holding Company’s common stock is traded is the OTCQX Best Marketplace, under the symbol CNIG. Trading in the common stock is limited and sporadic. The following table sets forth the high and low closing sale prices as reported on the OTCQX for the Holding Company’s common stock for each quarter within the Holding Company’s last two fiscal years. Because the Holding Company’s stock is traded on the OTCQX, these quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions. The number of shareholders of record of the Holding Company’s common stock was 943 at September 30, 2021.

MARKET PRICE - (OTCQX)

Quarter Ended	High	Low
December 31, 2019	22.50	18.05
March 31, 2020	21.50	13.06
June 30, 2020	17.69	14.00
September 30, 2020	17.69	15.25
December 31, 2020	17.00	14.67
March 31, 2021	23.95	15.00
June 30, 2021	23.88	23.08
September 30, 2021	24.65	23.00

COMMON STOCK, PREFERRED STOCK, AND DIVIDENDS

For FY 2021, there were a total of 11,030 shares of common stock issued for $78,711 of services and $51,749 in connection with the DRIP (dividend reinvestment program). There were 3,150 shares issued to directors, 4,500 shares issued to officers, and 3,380 shares issued to various investors under the DRIP.

For FY 2020, there were a total of 25,487 shares of common stock issued for $177,675 of services and $201,940 in connection with the DRIP (dividend reinvestment program). There were 12,600 shares issued to directors, 600 shares sold to Leatherstocking Gas, which used the shares to compensate its independent director, Carl Hayden, and 12,287 shares issued to various investors under the DRIP.

Dividends on shares of common stock are accrued when declared by the board of directors. Dividend on common shares were declared and paid quarterly during the years ended September 30, 2021 and 2020. For FY 2021 dividends declared totaled $0.61 per common share. For the quarter ended September 30, 2021, $469,230 was accrued for dividends paid on October 15, 2021 to stockholders of record on September 30, 2021. For FY 2020 dividends declared totaled $0.603 per common share. For the quarter ended September 30, 2020, $468,235 was accrued for dividends paid on October 15, 2020 to stockholders of record on September 30, 2020.

Series A Cumulative Preferred Stock accrues cumulative dividends at a rate of 6.0% of the liquidation preference per share ($25.00) and are expected to be paid on or about the 14th day of April, July, October and January of each year. For the quarter ended September 30, 2021, $97,725 was accrued for dividends paid on October 15, 2021. Dividends on the Series A Preferred Stock are reported as interest expense.

Series B Convertible Preferred Stock accrues cumulative dividends at a rate of 4.8% of the liquidation preference per share ($20.75) and are expected to be paid on or about the 14th day of April, July, October and January of each year. For the quarter ended September 30, 2021, $61,066 was accrued for dividends paid on October 15, 2021.

Series C Cumulative Preferred Stock accrues cumulative dividends at a rate of 6.0% of the liquidation preference per share ($25.00) and are expected to be paid on or about the 14th day of April, July, October and January of each year and began July 15, 2020. For the quarter ended September 30, 2021, $67,500 was accrued for dividends paid on October 15, 2021. Dividends on the Series C Preferred Stock are reported as interest expense.

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

On May 19, 2021, the NYPSC issued a rate order (Case 20-G-0101) establishing rates and a rate plan for the Gas Company for a one year period ending January 31, 2022, denying the Gas Company’s request for a rate increase of approximately $6.2 million and instead ordered a base rate decrease of $766,000, offset by the termination of an existing tax sur-credit customer refund of approximately $1.3 million, resulting in an overall rate increase of approximately $500,000. The order was lower than the rate increase recommended by the NYPSC staff. The NYPSC cited pandemic austerity issues in support of its order. The Gas Company is appealing this order under Article 78 of the Civil Practice Law and Rules asking the New York Supreme Court to set aside the order and to remand the case to the NYPSC for further proceedings. In addition, on July 16, 2021, the Gas Company filed a three year rate plan with the NYPSC seeking levelized rate increases of approximately $3,761,000 per year. The results in Case 20-G-0101 adversely impacted the Company’s earnings for fiscal 2021.

In June and July of 2021, the PAPUC issued rate orders approving Pike gas rate increases of $225,000 and electric rate increases of $1.4 million, beginning on July 28, 2021. These rate increases occurred late in the Company’s fiscal year and did not materially impact our financial results for fiscal 2021.

We believe our key performance indicators are net income, stockholders’ equity and the safety and reliability of our systems. Net income decreased by $1,676,455 for FY 2021 compared to FY 2020. Because the Holding Company’s principal operations are conducted through Corning Gas and Pike, both regulated utility companies, stockholders’ equity is an important performance indicator. The NYPSC and PAPUC allow the Company the opportunity to earn a just and reasonable return on stockholders’ equity as determined under applicable regulations. Stockholders’ equity is, therefore, a precursor of future earnings potential. As of September 30, 2021, compared to September 30, 2020, stockholders’ equity decreased slightly from $35,933,515 to $35,472,550. We plan to continue our focus on building stockholders’ equity. Safety and efficiency indicators include leak repair, main and service replacements and customer service metrics.

For FY 2021, our net income decreased due to transaction costs associated with the pending Argo merger, higher depreciation expense, increased interest expense, increased operating costs, and non-recurring income items recognized in FY 2020, partially offset by the forgiveness of our Paycheck Protection Program loans in the third quarter of FY 2021. We continue to focus on improving the efficiency of our operations and making capital investments to improve our infrastructure. Corning Gas’s infrastructure improvement program concentrates on the replacement of older distribution mains and customer service lines. In FY 2021 the Gas Company repaired 110 leaks, replaced 9.0 miles of bare steel main and replaced 176 bare steel services. In FY 2020 the Gas Company repaired 184 leaks, replaced 8.6 miles of bare steel main and replaced 229 bare steel services. Pike replaced approximately 82 utility poles in FY 2021, 150 utility poles in FY 2020, and did extensive tree trimming to maintain our electric infrastructure. On January 18, 2019 Pike filed a Long-Term Infrastructure Improvement Plan (“LTIIP”) to accelerate replacement of cast iron, wrought iron and bare steel pipe over 11 years. The PAPUC approved the LTIIP plan on June 13, 2019.

Key financial performance indicators:

	Year Ended September 30,
	2021	2020
Net income	$1,524,903	$3,201,358
Stockholders' equity	$35,472,550	$35,933,515
Stockholders' equity per outstanding share	$11.50	$11.70

Gas Revenue and Margin

Gas retail operating revenues increased $1,317,197, during FY 2021 compared to FY 2020. Gas costs increased $0.25 per one thousand cubic feet (Mcf) year over year. The higher gas costs increased revenues by $464,385. Firm sales increased by 299,998.6 Mcf which resulted in higher gas cost revenues of $929,681, However, this increase was offset by a Corning Gas rate decrease net of the pass back to customers for the federal income tax benefit related to the 2017 Tax Act amounting to a net decrease of $76,869. Purchased gas costs are subject to a NYPSC approved reconciliation that permits recovery of all prudently incurred costs. Therefore, the higher gas cost revenues does not impact net income.

Other gas revenues increased $159,009 during FY 2021 compared to FY 2020. The components of this increase are detailed in the tables below:

Retail gas revenue:	September 30, 2021	September 30, 2020
Residential	$16,230,268	$15,814,929
Commercial	2,832,210	2,420,930
Transportation	4,770,464	4,407,991
Wholesale	1,859,538	1,731,433
Total retail gas revenue	25,692,480	24,375,283

Other gas revenue:
Local production	509,933	694,237
Customer discounts forfeited	35	40,288
Reconnect fees	514	1,374
Surcharges	(829)	3,480
All other	659,291	270,556
Total other gas revenue	1,168,944	1,009,935

Total gas operating revenue	$26,861,424	$25,385,218

The following tables further summarize all other income in the other gas revenue table above:

	September 30, 2021	September 30, 2020
Other gas & electric revenues:
2017 Tax Act FIT reconciliation	$868,544	$492,641
RDM amortizations net	316,212	(278,600)
Contract customer reconciliation	(59,532)	(80,928)
Regulatory liability reserve	(512,839)	—
Local production revenues	36,043	61,305
Capacity release revenues	35,246	41,187
Customer performance incentive	—	32,000
Delivery rate adjustment carrying costs	5,367	6,038
All Other	(29,750)	(3,087)
	$659,291	$270,556

Gas purchases are our largest expenses. Purchased gas expense increased $1,158,756 for FY 2021 compared to FY 2020. The increase in costs is due primarily to higher gas costs of $338,655 and increased fuel deferral of $792,104, offset by a decrease in prior period customer pass back of $22,003.

We anticipate that the cost of natural gas is likely to increase in the near term due to the post pandemic demand for energy and current economic conditions. Increases in the cost of gas should be tempered by our access to low cost local production gas.

Gas Margin (the excess of utility gas revenues over the cost of natural gas purchased) for FY 2021 was up $317,450 or approximately 1.60%. Gas margin percentage decreased 3.12% for FY 2021 compared to FY 2020. Gas revenues increased 5.82% and purchased gas expense increased 21.06%. The gas margin percentages were negatively impacted by the higher gas costs of $1,158,756.

Gas Margin:	September 30, 2021	September 30, 2020
Utility Gas Revenues	$26,861,424	$25,385,218
Natural Gas Purchased	6,659,993	5,501,237
Gas Margin	$20,201,431	$19,883,981
Gas Margin Percentage	75.21%	78.33%

Electric Revenue and Margin

Utility electric retail operating revenues increased $1,307,351 during FY 2021 compared to FY 2020. This increase was mainly attributable to increased purchased power costs of $954,392 and increased customer usage of $352,959. The purchased electricity costs increased by $0.015 per Kilowatt hour when compared to FY 2020. Purchased electricity costs are subject to a PAPUC approved reconciliation that permits recovery of all prudently incurred costs. Accordingly, higher purchased electricity costs does not impact net income.

Other electric revenues increased $66,103 during FY 2021 compared to FY 2020. The components of this increase are detailed in the tables below:

Retail electric revenue:	September 30, 2021	September 30, 2020
Residential	4,136,041	3,449,851
Commercial	3,900,393	3,288,582
Street lights	132,405	123,055
Total retail electric revenue	8,168,839	6,861,488

Other electric revenue:
Customer discounts forfeited	35,942	2,658
Third party billings	—	176,645
All other	169,340	(40,124)
Total other electric revenues	205,282	139,179

Total electric operating revenues	$8,374,121	$7,000,667

Electricity costs increased by $1,047,718 for FY 2021 compared to FY 2020. The increase in costs for FY 2021 is due primarily to an increase in the price of purchased electricity of $998,256 and increased fuel deferral of $49,493.

The cost of electricity is likely to increase in the near term as electricity prices generally follow the prices of natural gas.

Electric Margin (the excess of electric revenues over the cost) was up $325,736 for FY 2021 compared to FY 2020. Electric margin percentage decreased 8.74% for FY 2021 compared to FY 2020. The electric margin was negatively impacted by the higher purchased power costs of $1,047,718.

	September 30, 2021	September 30, 2020
Utility Electric Revenues	$8,374,121	$7,000,667
Electricity Purchased	2,657,032	1,609,314
Margin	$5,717,089	$5,391,353
	68.27%	77.01%

Operating and Interest Expenses

Operating and maintenance expense for FY 2021 increased by $2,861,412 compared to FY 2020. The increase in expenses was due primarily to merger related costs of $667,585 additional expenses associated with 100% ownership of Leatherstocking Gas Company of $420,284, leak repair reserve write down of $174,773, liability reserve of $490,052, insurance costs of $244,663, wages of $200,000, outside services of $370,598 and all other costs, including pandemic related costs, in the amount of $293,457.

Taxes other than income taxes increased $51,698 for FY 2021 compared to FY 2020. The increase results from a property tax increase of $25,222 and gross receipts tax increase of $37,680 net of decrease in payroll taxes of $11,204.

Depreciation expense for FY 2021 compared to FY 2020 increased by $717,384 primarily due to reduced depreciable lives of certain Pike assets from 11 years to 5 years, increased depreciable utility plant placed in service, as well as a full year’s depreciation expense for the Leatherstocking Companies.

Interest expense for FY 2021 compared to FY 2020 increased by $866,315 mainly due to additional interest costs associated with higher levels of outstanding debt attributed to capital expenditures, the Leatherstocking acquisition, write down of fixed interest regulatory asset in the amount of $231,000 and additional dividends associated with outstanding Preferred Series A and C shares which are recorded as interest expense.

Effective Tax Rate

Our effective income tax rate was 23.3% for FY 2021 and 23.1% for FY 2020. The increase in the effective tax rate was impacted by higher non deductible dividends on preferred stock that are reflected as interest expense on our income statement, offset by the tax free forgiveness of our PPP loans. See Note 11 “Income Taxes” in the notes to the consolidated financial statements.

Paycheck Protection Program Loans

On various dates in the second and third quarters of FY 2021, the Company’s Paycheck Protection Program Loans (“PPP loans”) were forgiven by the United States Small Business Administration in the following amounts:

Gas Company	$970,900
Pike	$137,200
Leatherstocking Gas	$64,691

The Company recorded these debt forgiveness amounts as other income in the quarters in which the loans were forgiven. In response to a NYPSC order to show cause as to why the Gas Company loan forgiveness amount should not be refunded to its customers, in addition to responding to the show cause order, the Gas Company recorded a reserve in the third quarter of FY 2021 for approximately $490,000. While this issue remains unresolved, NYPSC staff in its direct testimony in Case 20-G-0394 recommended that the Company’s reserve be refunded to customers over a five year amortization period beginning in 2022.

Liquidity and Capital Resources

Internally generated cash from operating activities consists of net income, adjusted for non-cash expenses and changes in operating assets and liabilities. Non-cash items include depreciation and amortization, gain or loss on sale of securities and deferred income taxes. Over or under recovered gas costs could significantly impact cash flow. In addition, there are significant year-to-year changes in regulatory assets that impact cash flow. Cash flows used in investing activities typically consist primarily of capital expenditures and investments in our joint ventures. For FY 2020 the acquisition of our partner’s 50% interests in the Leatherstocking Companies added approximately $1.9 million to cash used in investing activities. We estimate capital expenditures to upgrade our distribution system of approximately $11.3 million in fiscal 2022. We expect to finance these planned capital expenditures with a combination of cash provided by operations and issuance of additional long-term debt and equity.

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

On September 30, 2021, we had approximately $52.6 million in long-term debt outstanding. We made principal payments on outstanding debt during FY 2021 consistent with the requirements of our debt instruments and refinancing activities.

On January 15, 2021, Corning Gas obtained a short term loan from M&T Bank in the amount of $850,000 to be used to finance merger transaction costs, and for general operating expenses and working capital. The loan had an interest rate of 2.6% plus the one month LIBOR interest rate, with a combined floor of 3.1%. This loan was repaid in full as part of the Gas Company’s June 25, 2021 multiple disbursement term loan.

On June 25, 2021, Corning Gas secured a $4.665 million multiple disbursement term loan (“Term Loan”) from M&T Bank. Corning Gas used $850,000 of the Term Loan to repay the January 15, 2021 M&T Bank short term loan, and used the remainder of the loan proceeds for capital expenditures and pipeline repairs. The Term Loan allowed for multiple draws until October 31, 2021, at which time the loan converted into a ten-year term loan. The Term loan bore interest at a variable rate equal to 2.9% plus the one-month LIBOR rate, with a floor of 3.4%, converting into a 10 year term loan at a variable interest rate.

On June 25, 2021, Corning Gas obtained a $1.9 million bridge loan (“Bridge loan”) from M&T Bank, the proceeds of which were used for general operating purposes, and to fund merger related costs. The Bridge loan is a demand note that bears interest at a variable rate equal to 3.0% plus the one-month LIBOR rate, with a 3.5% floor.

On September 30, 2021, Corning Gas secured a $3 million demand loan from M&T Bank, the proceeds of which were used for working capital purposes. The demand loan bears interest at a variable rate equal to 2.90% plus the greater of the applicable daily simple Secured Overnight Financing rate (SOFR) or 0.50%.

On October 13, 2020, Pike secured a $1.315 million multiple disbursement loan from M&T Bank, the proceeds of which were used to fund capital construction projects. The loan allowed for multiple draws until it converted into a 10 year long term loan at a fixed interest rate of 3.4%. The Holding Company guarantees the Pike loan.

On August 19, 2021, Pike obtained a $2.21 million multiple disbursement loan (“Pike Loan”) from M&T Bank. The Pike Loan was used for capital expenditures and for pipeline repairs. The Pike Loan allowed for multiple draws until October 31, 2021, at which time the loan converted into a ten year term loan at a variable interest rate. The Pike Loan bore interest at 2.9% plus the one month LIBOR rate with a floor of 3.4%. At October 31, 2021, the Pike note converted into a ten year term loan at a variable interest rate. The Holding Company guarantees the Pike Loan.

On February 12, 2021, Leatherstocking Gas obtained an $800,000 multiple disbursement loan (“Leatherstocking Loan”) from Wayne Bank. The Leatherstocking Loan was used for capital expenditures and for gas pipeline repairs. The Leatherstocking Loan converted into a ten year term loan on October 31, 2021, at a fixed interest rate of 4.75%. The Holding Company guarantees the Leatherstocking Loan.

Corning Gas, Pike and Leatherstocking Gas have revolving lines of credit of $8.5 million, $2.0 million and $1.5 million, respectively. The Company primarily utilizes these lines of credit to purchase gas and electricity. The Company believes these lines of credit are sufficient to fund our short term purchasing needs.

The Gas Company is responsible for managing its gas supply assets. At September 30, 2021, the Gas Company had 586,455 Dth at a cost of $1,366,341 in storage. We anticipate that the Gas Company will have sufficient gas to supply our customers for the 2021-2022 winter heating season. The contract with O&R should provide for sufficient electricity and natural gas to supply Pike for the 2021-2022 winter heating and summer cooling demand. M&T has issued to O&R a letter of credit in the amount of $1 million as security for the obligations of Pike under Pike’s electric and the gas supply and gas transportation agreement. The agreements provide for three years of electric and gas supply for the customers of Pike, with up to three one-year extensions. Leatherstocking Gas purchases its gas from Cabot Oil on an as needed basis and therefore has no gas in storage. We anticipate that Leatherstocking will have sufficient gas to supply its customers for the 2021-2022 winter heating season.

As of September 30, 2021, we believe that cash flow from operating activities and borrowings under our lines of credit will be sufficient to satisfy debt service requirements over the next twelve months. We believe new debt and proceeds from equity will be required to satisfy our capital expenditures to finance our internal growth needs for the next twelve months.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Contractual Obligations

The following tables summarize the Company’s expected future contractual cash obligations as of September 30, 2021, and the twelve-month periods over which they occur.

The aggregate maturities of long-term debt for each of the five years subsequent to September 30, 2021 are as follows:
2022	$6,407,545
2023	$6,624,807
2024	$6,836,192
2025	$7,081,604
2026	$7,379,639

The estimated interest payments on the above debts are as follows:
2022	$1,839,209
2023	$1,562,298
2024	$1,276,022
2025	$979,873
2026	$671,760

The estimated pension plan benefit payments are as follows:
2022	$1,485,220
2023	$1,493,007
2024	$1,529,429
2025	$1,599,886
2026	$1,596,310

The projected benefit obligation of the benefit plan has been calculated based on the census and plan provisions, as well as a number of economic and demographic assumptions. The discount rate for the period ending September 30, 2021 is 3.64% and is assumed to be the rate going forward. A decrease in the discount rate of 1% could increase the projected benefit obligation by $4.3 million and an increase in the discount rate of 1% could decrease the obligation by $3.4 million. Either change would impact the estimated pension plan payment for future periods.

Regulatory Matters

Holding Company

The Holding Company’s primary business, through its subsidiaries Corning Gas, Pike, and Leatherstocking Gas, is regulated by the NYPSC and PAPUC, among other agencies.

On April 30, 2021, the Company and Argo filed with the NYPSC a Verified Joint Petition seeking approval, pursuant to Section 70 of the New York Public Service Law for its merger. This case is pending approval by the Commission and there is no statutory timeline for the NYPSC to decide this matter.

Also on April 30, 2021, the Company and Argo filed with the PAPUC a Joint Application requesting certificates of public convenience from the PAPUC and seeking all other PAPUC approvals necessary for the merger. This case is pending approval by the Commission and there is no statutory deadline for the PAPUC to decide this matter.

Gas Company

On August 9, 2018, The NYSPSC issued an order in Case 17-M-0815 that required Corning Gas to return to customers the difference between the federal income tax allowance in base rates and the new statutory rate of 21% under the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). The refund to customers began on October 1, 2018. The customers experienced a decrease of 3.87% on their overall bill in the year starting October 1, 2018 and experienced a decrease of 3.72% on their overall bill in the year starting October 1, 2019. The amount estimated to be returned to customers was $980,964 during FY 2019 and was $1,004,563 during FY 2020. These refunds will not impact the Gas Company’s allowed earnings. The impact of the change in the Tax Act on deferred regulatory balances was deferred until the Gas Company’s base rate case (Case 20-G-0101). The Gas Company has recorded those amounts as Regulatory Liabilities on the consolidated balance sheets. The lower tax rate of 21% was included in base rates in Case 20-G-0101 therefore the pass back to customers ceased on February 1, 2021. The impact of the change in the Tax Act on deferred regulatory balances was reflected in customer rates in Case 20-G-0101 effective February 1, 2021.

On May 19, 2021, the NYPSC issued a rate order in Case 20-G-0101, establishing rates and a rate plan for the Gas Company for a one-year period ending on January 31,2022 (“Rate Year”). The rate order disallowed the Company’s request for an increase in required revenue of $6,223,603, and instead ordered a reduction of $766,000 from current rates. In the current rate order, the existing $1.3 million tax sur-credit (an adjustment to rates to refund to customers an amount owing them due to income tax rate reductions in the 2017 Tax Cuts and Jobs Act) expired, along with a $30,000 reduction to the annual Delivery Rate Adjustment. In addition, the NYPSC denied recovery of the Gas Company’s approximately $350,000 leak repair and survey cost reserve established in FY 2016. The denial of recovery of this reserve resulted in a FY 2021 charge of approximately $180,000 (pre tax), as the Company had previously established a reserve for this matter in the amount of $170,000 (pre-tax). The net impact on the Gas Company’s customers was an increase of $505,000 for the Rate Year, retroactive to February 1, 2021.

The Gas Company, on July 15, 2021, filed a petition with the State of New York Supreme Court in Albany County pursuant to Article 78 of the Civil Practice Law and Rules to review and set aside the NYPSC May 19, 2021 Order that was issued in PSC cases 20-G-0101 and 16_G-0204 involving the Gas Company’s rates for gas service. The Gas Company’s petition claims that the NYPSC’s decision was arbitrary and capricious and an abuse of discretion, affected by errors of law, and in violation of established regulatory procedure. The Gas Company’s petition requests a judgment: (1) annulling and setting aside the Order as arbitrary and capricious and an abuse of discretion, affected by errors of law, in violation of lawful regulatory procedure, and unsupported by substantial evidence in the record, insofar as the Order implements four areas of “austerity” adjustments and denies recovery of leak survey and repair costs; (2) remanding this matter to the NYPSC for further proceedings consistent with the Court’s judgment; and (3) granting such other and further relief as may be just and proper. The resolution of this matter is pending judicial review.

On July 16, 2021, the Gas Company filed a three-year rate plan (Case 20-G-0394) with the NYPSC for rate years ending on June 30, 2023, 2024, and 2025. The rate increases requested for the three year rate plan (as amended) are $6,555,000, $1,030,000, and $843,000, respectively. In its filing, the gas Company proposes a rate plan with levelized increases over three years in the amount of $3,761,000 per year. These rates, if implemented, would impact customer bills by 11.14% in each year.

In March of 2021, the NYPSC issued a “Show Cause” order instructing Corning Gas to show cause why its PPP loan in the amount of $970,000 should not be refunded to its customers if and when the loan is forgiven. On May 13, 2021, the Gas Company responded to the “Show Cause” order supporting its position that it will use the PPP loan proceeds to fund COVID operating costs, lost commercial revenues, and customer bad debt increases. On May 21, 2021, the Corning Gas PPP loan was forgiven. This matter is pending with the NYPSC. The NYPSC Staff has filed testimony on November 12, 2021 in Case 20-G-0394 on how to resolve the issues raised in the NYPSC “Show Cause” order. The Company expects that the issue will be adjudicated in the pending rate case.

By petition dated September 3, 2020 in Case 20-G-0442, Corning Gas requested authority under Public Service Law Section 69 to issue approximately $29.5 million of long term debt through December 31, 2024. The proceeds are to be used principally to fund NYPSC mandated system safety and reliability measures, including replacement of older pipe and regulator stations; and purchase equipment, computer software and other supplies as necessary to maintain the distribution system. The NYPSC issued a financing order in April of 2021 permitting the Gas Company to issue long term debt in the amount of $19.1 million, along with certain reporting requirements.

Pike

The PAPUC issued an order in Case M-2018-2641242 that requires Pike to return to customers the difference between the federal income tax allowance in base rates and the new statutory rate of 21%. Pike’s electric customers received a refund of $73,923 or decrease of 0.67% on their overall bill effective October 1, 2018. No refunds were ordered for Pike’s gas operation because amounts were not material. The impact of the change in the Tax Act on deferred regulatory balances will be deferred until Pike’s next base rate case. Pike has recorded those amounts as Regulatory Liabilities on the consolidated balance sheets. The lower tax rate of 21%, as well as deferred regulatory balances, was included in customer rates in Case R-2020-302235.

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

On June 25, 2021, the PAPUC issued a rate order approving a gas rate increase of $225,000 and on July 15, 2021, the PAPUC issued a rate order approving an electric rate increase in the amount of $1.4 million. Both rate increases took effect on July 28, 2021.

On July 15, 2021, the PAPUC issued a securities certificate authorizing Pike to borrow up to $8,973,695 in long term debt, commencing on the date of issuance of the securities certificate through December 31, 2025. The securities certificate requires Pike to file notice of long term borrowings with the PAPUC within 60 days of borrowings.

Leatherstocking Gas

On September 15, 2021, the PAPUC issued a securities certificate to Leatherstocking Gas permitting Leatherstocking Gas to issue debt securities in an aggregate principal amount not to exceed $5,348,850. The certificate was issued in order to allow Leatherstocking to restructure two existing long-term loans owed to Wayne Bank. On October 5, 2021, Leatherstocking Gas and Wayne Bank restructured two promissory notes due in March and August of 2029, locking in each loan’s interest rate at its current interest rate of 4.75% for the remaining loan terms, and cancelling provisions calling for a redetermination of the interest rate on the 5th anniversary of the loans. The Holding Company provided a guarantee of both restructured loans. Leatherstocking Gas provided notice of this debt restructuring on October 12, 2021.

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

Accounting for Regulated Operations - Regulatory Assets and Liabilities

Corning Gas is subject to regulation by NYPSC, and Pike and Leatherstocking are subject to regulation by the PAPUC. We record the results of our regulated activities in accordance with Financial Accounting Standards Board (FASB) ASC No. 980, which results in differences in the application of generally accepted accounting principles between regulated and non-regulated businesses. ASC No. 980 requires the recording of regulatory assets and liabilities for certain transactions that would have been treated as revenue and expense in non-regulated businesses. In certain circumstances, FASB ASC No. 980 allows entities whose rates are determined by third-party regulators to defer costs as regulatory assets in the balance sheet to the extent that the entity expects to recover these costs in future rates. Management believes that currently available facts support the continued application of ASC No. 980 and that all regulatory assets and liabilities are recoverable or refundable through the regulatory environment.

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

For FY 2021, the Pension Plan mortality assumption was revised to the sex-distinct Amount-Weighted Pri-2012 Mortality Tables for employees, health annuitants, and contingent survivors with mortality improvements projected using Scale MP-2020 on a generational basis. The discount rate remained at 3.64% as of September 30, 2021. The net effect of changes to the assumptions, demographics and plan experience is an increase of approximately $18,000 to the pension benefit obligation. However, we expect to recover substantially all of our net periodic pension and other post-retirement benefit costs attributed to employees in accordance with NYPSC authorization. For financial reporting purposes, the difference between the amounts of such costs as determined under applicable accounting principles is recorded as a regulatory asset or a regulatory liability.

In FY 2021, the Retiree Group Health Benefits Plan mortality assumption was revised to the sex-distinct Headcount Weighted Pri-2012 Mortality Tables for employees, healthy annuitants, and contingent survivors with mortality improvements projected using Scale MP-2020 on a generational basis. The discount rate increased from 2.21% to 2.53% as of September 2021 which resulted in a decrease in the benefit obligation. The net effect of changes to the assumptions, demographics and plan experience is an increase of approximately $14,000 to the retiree group health benefit obligation.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains statements which, to the extent they are not recitations of historical facts, constitute "forward-looking statements" within the meaning of the Securities Litigation Reform Act of 1995 (“Reform Act”). The words "estimate", "project", "anticipate", "expect", "intend", "believe", "could" and similar expressions are intended to identify forward-looking statements. All such forward-looking statements are intended to be subject to the safe harbor protection provided by the Reform Act. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be achieved. As forward-looking statements, these statements involve risks, uncertainties and other factors that could cause actual results to differ materially from the expected results. Accordingly, actual results may differ materially from those expressed in any forward-looking statements. Factors that could cause results to differ materially from our management's expectations include, but are not limited to, those listed under Item 1A - "Risk Factors" of this Annual Report on Form 10-K for the fiscal year ended September 30, 2021, in addition to:

*	The impact of the COVID-19 pandemic,
*	Completion of the pending merger with Argo,
*	The effect of an interruption in our supply of natural gas or electricity or a substantial increase in the price of natural gas or electricity,
*	Our ability to successfully negotiate new supply agreements for natural gas as they expire, on terms favorable to us, or at all,
*	The effect on our operations of any action by the NYPSC or PAPUC,
*	The effect of litigation,
*	The effect on our operations of unexpected changes in other applicable legal or regulatory requirements,
*	The amount of natural gas produced and directed through our pipeline by producers,
*	The effect of weather on our utility infrastructure,
*	Our ability to obtain additional equity or debt financing to fund our capital expenditure plans and for general corporate purposes,
*	The impact of New York State’s Climate Leadership and Community Protection Act legislation on the Company’s ability to recover in cost of service through depreciation expense its investment in utility plant,
*	Our successful completion of various capital projects and the use of pipeline, compressor stations and storage by customers and counterparties at levels consistent with our expectations,
*	Our ability to retain the services of our senior executives and other key employees,
*	Our vulnerability to adverse general economic and industry conditions generally and particularly the effect of those conditions on our major customers,
*	The effect of events in our transportation and delivery facilities,
*	Competition to our gas supply and transportation business from other pipelines, and
*	The possibility of cyber and malware attacks.

Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update any forward-looking statement in light of new information or future events.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are filed with this Form 10-K:

Report of Freed Maxick CPAs, P.C., Independent Registered Public Accounting Firm

Consolidated Financial Statements:

Consolidated Balance Sheets as of September 30, 2021 and 2020

Consolidated Statements of Income for the years ended September 30, 2021 and 2020

Consolidated Statements of Comprehensive Income for the years ended September 30, 2021 and 2020

Consolidated Statements of Changes in Stockholders’ Equity for the years ended September 30, 2021 and 2020

Consolidated Statements of Cash Flows for the years ended September 30, 2021 and 2020

Notes to Consolidated Financial Statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2021, the Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. Based upon the Company’s evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2021.

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

The Company’s management, including the Company’s chief executive officer and chief financial officer, assessed the effectiveness of the Company’s internal controls over financial reporting as of September 30, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework from 2013. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our internal controls over financial reporting was effective as of September 30, 2021.

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

ITEM 9B. OTHER INFORMATION

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Board of Directors

The name, age, position, business experience, and principal occupation and employment of each of our directors is provided below, including service as directors of our wholly owned subsidiary, Corning Gas.

Name	Age	Position	Director of the Company Since	Director of Corning Gas Since
Henry B. Cook, Jr.	74	Chairman of the Board	2013	2007
Michael I. German	71	Chief Executive Officer, President and Director	2013	2006
Ted W. Gibson	79	Director	2013	2006
Robert B. Johnston	56	Director	2014	2014
Joseph P. Mirabito	63	Director	2013	2010
William Mirabito	61	Director	2013	2010
George J. Welch	76	Director	2013	2007
John B. Williamson III	67	Director	2013	2010

Henry B. Cook, Jr. is our chairman of the board of directors and has served as a director since May 2007. He has served as the president of Triple Cities Acquisition, LLC, a heavy truck parts and vehicle dealer, and Roadwolf Transportation Products, LLC, an importer of heavy-duty truck parts, since 2001. Mr. Cook has exhibited his expertise in the development and management of the business of those two companies. This business experience, together with the expertise about our business and operations derived from his years of service on the board of the Company and leadership as chairman of the board, led the board of directors to conclude that Mr. Cook has the judgment and skills desired for continued service on the board. He is not related to Matthew J. Cook, our chief operations officer.

Michael I. German has served as our chief executive officer, president, and a director since December 2006. Mr. German serves as president of Corning Gas, Corning Appliance, Pike County Light & Power Company, Leatherstocking Gas and Leatherstocking Pipeline. He also serves on the boards of Leatherstocking Gas, Leatherstocking Pipeline, Leatherstocking New York and Pike. Prior to joining the Company, he was senior vice president, utility operations for Southern Union Company where he was responsible for gas utility operations in Missouri, Pennsylvania, Rhode Island, and Massachusetts. From 1994 to 2005, Mr. German held several senior positions at Energy East Corporation, a publicly held energy services and delivery company, including president of several utilities. From 1978 to 1994, Mr. German worked at the American Gas Association, finishing as senior vice president. From 1976 to 1978, Mr. German worked for the US Energy Research and Development Administration. Mr. German is a board member of the Northeast Gas Association, Ampco Pittsburgh Corporation, and several non-profit organizations. Mr. German’s role as president and chief executive officer, responsibility for the day-to-day operations and significant strategic initiatives, as well as his extensive experience in utility and public company operations, led the board to conclude that Mr. German should continue to serve as a director.

Ted W. Gibson has been a director since November 2006. He has served as the chief executive officer of Classic City Mechanical, an underground utility business, since 1979. Mr. Gibson is also a corrosion specialist in the National Association of Corrosion Engineers and a graduate of the Georgia Institute of Technology — Mechanical Engineer. Mr. Gibson previously served as a United States Marine Corps Captain and is a Vietnam veteran. He is also an inspector for the Nevada State Boxing Commission. Mr. Gibson’s professional background and extensive experience with pipelines and other underground utilities, his business and management expertise in his service as chief executive officer of Classic City Mechanical, his knowledge of our business, and contributions during his years of service on the board of directors led the board of the Company to conclude that Mr. Gibson has the skills desired for continued service on the board.

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

Joseph P. Mirabito has been a director since November 2010. He was president of Mirabito Fuel Group from 1986 to 1998. He has also served as president of Granite Capital Holdings, Inc. from 1998 to 2009. He is currently chairman and chief executive officer of Mirabito Holdings, Inc. and Mirabito Regulated Industries, LLC. He serves as a director on several professional and civic boards in the central New York region. He and William Mirabito are cousins. Mr. Mirabito’s business and corporate management experience in the energy delivery businesses where he serves as the president and chief executive officer, his knowledge of the local communities in Central New York served by those businesses, and commitment to the growth of our business as a significant shareholder, as well as his prior experience in advising and serving on the board and committees of Wilber Bank. led the board of directors to conclude that Mr. Mirabito has the skills, connections, and experience desired for continued service on the board.

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

George J. Welch has served as a director since May 2007. He is the senior partner in Welch Law LLP in Corning, New York, concentrating on real estate and business transactions. He has served as a director of many regional organizations, including a regional economic development organization, and PaneLogic, Inc., a provider of control system integration services. Mr. Welch serves on the Alfred State College Council, an advisory group to the president of the college. Mr. Welch’s extensive experience in legal matters and economic development, and as a community leader led the board to conclude that he should continue to serve as a director.

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

All of our directors were elected by our shareholders in 2021 to serve for a one-year term and will hold office until the earlier of their removal or resignation or until their successors are chosen and qualified.

Executive Officers

The names, ages, positions, and certain other information concerning our current executive officers and significant employees is provided below. Biographical information for Mr. German can be found under Board of Directors.

Name	Age	Position
Michael I. German	71	Chief Executive Officer, President and Director
Charles A. Lenns	68	Senior Vice President, Chief Financial Officer and Treasurer
Matthew J. Cook	60	Senior Vice President and Chief Operations Officer
Russell S. Miller	58	Senior Vice President and Chief Information Officer

Charles A. Lenns joined the Company in July 2020 as vice president, chief financial officer and treasurer and was promoted to senior vice president, chief financial officer and treasurer on October 19, 2021. Mr. Lenns began his professional career with Ernst & Young, LLP, and became a partner with the firm in 1989, primarily serving clients in the power and utilities industry group. He later became a transaction advisory services tax partner, advising power and utility industry clients on the tax consequences of business combination transactions. In 2012, Mr. Lenns retired from E&Y and became the vice president — tax at Consolidated Edison Corporation in New York City, where he was responsible for the financial accounting for income taxes, and all other tax affairs of the company. Mr. Lenns retired from Consolidated Edison in 2018 and formed his own business and tax consulting firm. He is an adjunct instructor at the University of Scranton, in Scranton, Pennsylvania, where he also serves on the university’s business advisory council. He serves as a director of Brayman Corporation, a closely held construction company. Mr. Lenns also serves as a director on the boards of Leatherstocking Gas and Pike.

Matthew J. Cook joined Corning Gas in February 2008 as vice president — operations and was promoted to senior vice president and chief operations officer on October 19, 2021. Mr. Cook has more than three decades of natural gas utility experience. In addition to the operations department, Mr. Cook manages the customer service department and our facilities. From 2000 until joining Corning Gas, Mr. Cook was employed by Mulcare Pipeline Solutions, a supplier of products and services to the natural gas industry, in various positions including sales manager and technical specialist. Previously, Mr. Cook served as operations engineer and gas engineer for New York State Electric and Gas. He holds a B.S. in mechanical engineering from Rochester Institute of Technology. Mr. Cook also serves as a director on the boards of Leatherstocking Gas and Pike. He is not related to our director, Henry B. Cook, Jr.

Russell S. Miller rejoined Corning Gas as director of gas supply and marketing in June 2008, was appointed as vice president — gas supply and marketing, in December 2009, and promoted to senior vice president and chief information officer on October 19, 2021. From 1987 through 2004 he was employed by us in various positions including vice president — operations, gas supply manager and mapping technician. From 2006 until rejoining Corning Gas, he was employed by IBM, as energy distribution manager where he managed a team of energy buyers. From 2004 through 2006, he was employed as an industrial account manager for Sprague Energy Corp. located in Portsmouth, New Hampshire. He has an A.A.S. in computer aided design from Corning Community College and a B.S. in telecommunications technology from Empire State College. Mr. Miller also serves as a director on the boards of Leatherstocking Gas and Pike.

Executive officers are generally chosen or elected to their positions annually and hold office until the earlier of their removal or resignation or until their successors are chosen and qualified.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our directors and executive officers and persons who own more than 10% of our common stock to file with the United States Securities and Exchange Commission (the “SEC”) initial reports of ownership and reports of changes in ownership of our common stock. Our officers, directors, and greater than 10% shareholders are required by the SEC to furnish us with copies of all Section 16(a) forms they file. Based solely on review of copies of reports furnished to us or written representations that no reports were required, we believe that all Section 16(a) filing requirements were met in the last fiscal year.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics that applies to all employees, including our chief executive officer and our chief financial officer, who also serves as our principal accounting officer. This code is available on our website at www.CorningGas.com. Any amendments or waivers to the code that apply to our chief executive officer or chief financial officer will be promptly disclosed to our shareholders by posting that information on our website.

Audit Committee Report

Our board of directors has a separately designated standing audit committee. In accordance with its written charter, which was approved and adopted by our board, our audit committee assists the board in fulfilling its responsibility of overseeing the quality and integrity of our accounting, auditing and financial reporting practices. A copy of the audit committee charter is available on our website at www.CorningGas.com. The audit committee is directly responsible for the appointment of our independent registered public accounting firm, currently Freed Maxick CPA’s, P.C.(“Freed Maxick”), and is charged with reviewing and approving all services performed for us by Freed Maxick and for reviewing the firm’s fees. The audit committee reviews Freed Maxick’s internal quality control procedures, reviews all relationships between Freed Maxick and the Company and its subsidiaries in order to assess the firm’s independence, and monitors compliance with our policy regarding non-audit services, if any, rendered by Freed Maxick. In addition, the audit committee ensures the regular rotation of the lead audit partner and concurring partner. The audit committee reviews management’s programs to monitor compliance with our policies on business ethics and risk management.

The audit committee is currently comprised of Mr. Welch, the committee’s chairman, Mr. Cook, Mr. William Mirabito and Mr. Williamson. Mr. Mirabito is an officer, director, and shareholder of a company that has entered into a joint venture with the Company (Leatherstocking New York). The committee met three times in the last fiscal year. Mr. Welch, Mr. Cook, Mr. Mirabito, and Mr. Williamson are “independent directors” as defined in the New York Stock Exchange listing standards. In addition, each member of the audit committee is able to read and understand financial statements, including balance sheets, income statements, and cash flow statements. Our board has determined that Mr. Williamson meets the qualifications for designation as a financial expert as defined in SEC rules through his experience as the chief executive officer of RGC Resources, Inc., a publicly-held company. The audit committee reviews and reassesses its charter as needed from time to time and will obtain the approval of the board for any proposed changes to its charter.

Our audit committee oversees management’s implementation of internal controls and procedures for financial reporting which are designed to ensure the integrity and accuracy of our financial statements and our ability to timely record, process, and report the information required for public disclosure. In fulfilling its oversight responsibilities, the audit committee reviewed and discussed the financial statements with management and Freed Maxick. The audit committee reviewed and discussed with Freed Maxick the audited financial statements of the Company for the years ended September 30, 2021 and 2020. The audit committee also discussed with Freed Maxick the matters required by AU Section 380, “Communication with Audit Committees” . The audit committee reviewed with Freed Maxick, which is responsible for expressing an opinion on the conformity of our audited financial statements with accounting principles generally accepted in the United States, its judgment as to the quality, not just the acceptability, of our accounting principles and other matters as are required to be discussed with the audit committee pursuant to generally accepted auditing standards.

In discharging its oversight responsibility as to the audit process, our audit committee obtained from Freed Maxick a formal written statement describing all relationships between Fred Maxick and the Company that might bear on Freed Maxick’s independence consistent with the requirements of the Public Company Accounting Oversight Board, and discussed with Freed Maxick any relationships that may impact its objectivity and independence. In considering Freed Maxick’s independence, the audit committee also considered whether the non-audit services performed by Freed Maxick on our behalf were compatible with maintaining the independence of Freed Maxick.

In reliance upon (1) the audit committee’s reviews and discussions with management and Freed Maxick, (2) management’s assessment of the effectiveness of our internal control over financial reporting, and (3) the receipt of an opinion from Freed Maxick dated December 17, 2021 stating that the Company’s financial statements for the fiscal year ended September 30, 2021 are presented fairly, in all material respects, in conformity with U.S. generally accepted accounting principles, the audit committee recommended to our board that these audited financial statements be included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021, for filing with the SEC.

Audit Committee

George J. Welch, Chairman

Henry B. Cook, Jr.

William Mirabito

John B. Williamson III

Item 11. Executive Compensation.

Nominating and Compensation Committee

Our nominating and compensation committee is comprised of Mr. Joseph Mirabito, the committee’s chairman, Mr. Gibson, Mr. Cook, Mr. Johnston and Mr. Williamson. The nominating and compensation committee oversees our executive compensation program. In this role, the committee reviews and approves, or recommends for approval by the full board, the compensation that is paid or awarded to our executive officers. The goal of our nominating and compensation committee is to ensure that the total compensation paid to our executive officers and significant employees is fair, reasonable, and competitive.

No officers or employees of the Company or its subsidiaries served on the nominating and compensation committee. Mr. German meets with the committee at their request and makes recommendations with respect to the compensation of other officers. Mr. Joseph Mirabito is an officer, director, and shareholder of a company that has entered into a joint venture with the Company (Leatherstocking New York). There are no interlocks between our nominating and compensation committee, our officers, and those of any other company.

The nominating and compensation committee also administers our stock compensation plan. On January 12, 2021, we discontinued the issuance of stock compensation for our directors in connection with the proposed merger with companies affiliated with Argo Infrastructure Partners, LP. The nominating and compensation committee met three times in the last fiscal year to recommend salaries and report those recommendations to the full board of directors for approval and to nominate directors. Our board has approved the charter of the nominating and compensation committee, which is available on our website at www.CorningGas.com.

Executive Compensation

Summary Compensation Table

The following table summarizes the compensation paid to our chief executive officer, chief financial officer and our most highly compensated executive officers.

Name and Principal Position	Year	Salary	Bonus	Change in Pension Value	Stock Awards (1)	Option Awards (2)	All Other (3)	Total
Michael I. German	2021	$190,740	—	$84,266	—	—	$6,930	$281,936
President & CEO	2020	186,293	—	45,357	—	—	6,315	237,965
Charles A. Lenns	2021	181,500	$35,588	—	—	$17,500	13,466	248,054
SVP & CFO (4)	2020	37,019	—	—	$74,250	19,505	19,557	150,331
Matthew J. Cook	2021	165,360	19,882	51,091	—	—	5,741	242,074
SVP & COO	2020	158,788	15,900	50,544	—	—	4,763	229,995

Name and Principal Position	Year	Salary	Bonus	Change in Pension Value	Stock Awards (1)	Option Awards (2)	All Other (3)	Total
Russell S. Miller	2021	156,000	16,076	62,636	—	—	4,837	239,549
SVP & CIO	2020	149,790	10,875	62,350	—	—	4,127	227,142

(1)	The amounts reported reflect restricted stock grants to Mr. Lenns of 4,500 shares in fiscal 2020. These shares will vest immediately upon a “change in control” (as defined in our 2018 employee long-term incentive plan) or in accordance with the following schedule: 1,125 shares on each of June 1, 2021, December 1, 2021, June 1, 2022 and December 1, 2022. We value stock awards in accordance with FASB ASC No. 718. For more information about the assumptions underlying our valuation, please see note 9 Stockholders’ Equity and Stock-based Compensation of the notes to our consolidated financial statements for the year ended September 30, 2021.
(2)	The amount reported reflects stock options grants to Mr. Lenns to acquire 10,000 common shares in each of fiscal 2021 and 2020. The 2021 options have a purchase price of $23.00 a share and the 2020 options $16.50. Both options are incentive stock options and are exercisable immediately for a period of ten years. We value stock option awards in accordance with FASB ASC No. 718. For more information about the assumptions underlying our valuation, please see note 9 Stockholders’ Equity and Stock-based Compensation of the notes to our consolidated financial statements for the year ended September 30, 2021.
(3)	The amounts reported include 401(k) matching contributions by the Company in fiscal 2021 of $994 for Mr. German, $1,466 for Mr. Lenns, $5,741 for Mr. Cook and $4,435 for Mr. Miller, and in fiscal 2020 of $5,607 for Mr. German, $4,763 for Mr. Cook and $4,127 for Mr. Miller. The amount reported for Mr. German includes an automobile benefit of $5,936 in fiscal 2021. The amount reported for Mr. Lenns in fiscal 2021 includes $12,000 for a housing allowance, and in fiscal 2020 $6,000 for a housing allowance provided to Mr. Lenns from July to December 2020 and $13,557 paid to Lenns Consulting Group for June 2020 before he became our chief financial officer.
(4)	Mr. Lenns was appointed chief financial officer on July 1, 2020.

Employment Agreements

Pursuant to his employment agreement dated November 30, 2006, as amended effective December 31, 2008, Mr. German continued to serve as president and chief executive officer of Corning Gas for 2021 under the automatic renewal provisions of his contract. The employment agreement provides for termination payments to Mr. German as follows:

•	If Mr. German terminates his employment for “good reason” (as defined in the employment agreement — generally a decrease in title, position or responsibilities, a decrease in salary or bonus or a reduction in benefits), then he will receive compensation and benefits until the effective date of his termination, plus a severance package equal to his then current annual salary.
•	If Mr. German’s employment is terminated without “cause” (as defined in the employment agreement), then he will receive compensation and benefits until the effective date of his termination, plus a severance package equal to his then current annual salary.
•	If Mr. German’s employment is terminated for a “change in control” (as defined in the employment agreement), then he will receive compensation and benefits until the effective date of his termination, plus a severance package equal to three times his then current annual salary.

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

Change of Control Agreements

On April 27, 2017, we entered into change of control agreements with Mr. Cook and Mr. Miller. On August 31, 2020, we entered into a change of control agreement with Mr. Lenns. The Cook and Miller agreements terminate on the first to occur of: (i) termination of the executive’s employment with the Company prior to a “change of control” (as defined in the agreements); (ii) one year from the date of a change of control; or (iii) May 1, 2022, but only if no change of control has occurred as of that date. The agreement with Mr. Lenns is identical to the agreements with Messrs. Cook and Miller, except its termination date is October 1, 2025.

Under each agreement, upon termination of the executive’s employment with the Company within twelve months following a change of control, unless termination is because of the executive’s death, or by the Company for “cause” or “disability” (each as defined in the agreements) or by the executive other than for “good reason” (as defined in the agreements), we will be required to pay to the executive the following: (i) the executive’s full salary through the date of termination and all other unpaid amounts to which the executive is entitled as of the date of termination under any plan or other arrangement of the Company, at the time such payments are due (and in any event within 90 days after the executive’s separation of service from the Company); and (ii) an amount equal to the executive’s annualized includable compensation for the base period (within the meaning of Section 280G of the tax code), subject to reduction if the payment is or will be subject to the excise tax imposed by Section 4999 of the tax code, which payment must be made in a lump sum within 90 days after the executive’s separation from service.

The executives are not required to mitigate the amount of any payment under the change of control agreements by seeking employment or otherwise. We also agreed to pay to each of the executives all legal fees and related expenses incurred by the executive in connection with enforcing the agreement, whether or not the executive prevails (subject to certain conditions with respect to Mr. Cook).

Executive Employee Incentive Program

Each year, our board of directors approves the performance goals and terms of an executive employee incentive program. The program is designed to attract and retain high caliber executives who can optimize the Company’s performance and to reward our executive officers for the achievement of annual corporate and operational goals. Performance bonuses, if earned, are paid in cash during the first calendar quarter of the calendar year following the calendar year for which performance was measured and are based upon the board’s determination of the percentage of the goals that were met. Eligible employees include each of our executive officers listed in the summary compensation table who are officers on the date of payment of the awards, other than Mr. German. Awards under the program are at the discretion of our board and may be modified or discontinued at any time.

Benefit Plans

We provide competitive welfare and retirement benefits to our executive officers as an important element of their compensation packages. Our executives receive medical and dental coverage, life insurance, disability coverage and other benefits on the same basis as our other employees. Our executives are also eligible to participate in our employee savings and pension plans.

Corning Natural Gas Corporation Employees Savings Plan. All employees of Corning Gas who work for more than 1,000 hours per year and who have completed one year of service may enroll in the savings plan at the beginning of each calendar quarter. Under the savings plan, participants may contribute up to 50% of their wages. Corning Gas matches one-half of the participant’s contributions up to a total of 3% of the participant’s wages. Matching contributions vest in the participants’ accounts at a rate of 20% per year and become fully vested after five years. All participants may select one or a combination of ten investment plans for their account. Distribution of amounts accumulated under the savings plan occurs upon the termination of employment or death of the participant. The savings plan also contains loan and hardship withdrawal provisions.

Pension Plan. We maintain a defined benefit pension plan, the retirement plan for salaried and non-union employees of Corning Gas that covers substantially all our employees. We make annual contributions to the plan equal to amounts determined in accordance with the funding requirements of the Employee Retirement Security Act of 1974. The benefit payable under the pension plan is calculated based upon the employee’s average salary for the four years immediately preceding his or her retirement. As defined in the plan, the normal retirement age is 62. The compensation covered by the pension plan includes only base salary, identified in the summary compensation table as “salary.”

Outstanding Equity Awards at Fiscal Year End

In fiscal 2021 and 2020, we issued restricted shares and options to our chief financial officer, Charles Lenns. The following table summarizes Mr. Lenns’ grants at September 30, 2021. There were no other outstanding equity grants at year-end.

	Option Awards (1)				Stock Awards (2)
	Shares Underlying Unexercised Options
Name	Exercisable	Unexercisable	Option Exercise Price	Option Expiration Date	Shares of Unvested Stock	Market Value of Unvested Stock
Charles A. Lenns	10,000	—	$23.00	9/22/2031	3,375	$81,675
SVP & CFO	10,000	—	16.50	8/31/2030

(1)	Mr. Lenns was granted immediately exercisable incentive stock options to acquire 10,000 common shares in each of fiscal 2021 and 2020.
(2)	Mr. Lenns was granted 4,500 restricted shares of common stock in fiscal 2020. 1,125 of these shares vested on June 1, 2021. The remaining 3,375 unvested shares will vest immediately upon a “change in control” (as defined in our 2018 employee long-term incentive plan) or in accordance with the following schedule: 1,125 on each of December 1, 2021, June 1, 2022 and December 1, 2022.

Director Compensation

Historically, we have paid our directors, other than our CEO Michael I. German, with restricted stock grants of 450 shares per quarter. The shares awarded will become unrestricted upon a director leaving the board. We issued 450 shares to each of our directors for the first quarter of fiscal 2021. In January 2021, we discontinued the issuance of stock compensation for our directors in connection with our entry into the merger agreement with Argo. For the remainder of fiscal 2021, we compensated our non-employee directors with deferred cash awards equal in value to 450 shares a quarter based on the closing price of our stock on the last day of each quarter. To conserve cash, our board members have elected to defer payment of the cash board fees until the merger with Argo is completed. Information regarding the compensation of directors Henry B. Cook, Jr., Ted W. Gibson, Robert B. Johnston, Joseph P. Mirabito, William Mirabito, George J. Welch and John B. Williamson III for the fiscal year ended September 30, 2021 is summarized below. Mr. German’s compensation is described under Executive Compensation above.

Name	Fees Earned In Cash	Stock Awards*	All Other Compensation	Total
All directors other than CEO Michael I. German	$32,099	$5,211	—	$37,310

*	The value of restricted stock awards is listed at the amount recognized for financial statement reporting purposes in accordance with FASB ASC 718.

Item 12. Security Ownership of Certain Beneﬁcial Owners and Management and Related Stockholder Matters.

Stock Ownership of Management and Other Major Shareholders

The following table summarizes information about ownership of our stock by each of our directors and senior executive officers, all of our directors and executive officers as a group, and each other person we know beneficially owns more than 5% of our stock. We have determined beneficial ownership in accordance with the rules of the SEC. The information is as of December 1, 2021. On December 1, there were 3,083,577 shares of common stock outstanding, 260,600 shares of Series A Preferred Stock, 244,263 shares of Series B Preferred Stock, and 180,000 shares of Series C Preferred Stock. Each share of the Series B Preferred Stock is convertible into 1.2 shares of common stock at the option of the holder. [The table does not include 5,000 shares of 1.5% Series D Cumulative Redeemable Preferred Stock purchased by an Argo affiliate for $5.0 million on December 6, 2021. The Series D Preferred Stock is not convertible into shares of our common stock and is not registered with the SEC. None of our directors or officers own any shares of Series D Preferred Stock. For more information about the Series D Preferred Stock, please turn to “Subsequent Events”, Note 17.

			Preferred Stock
	Common Stock (2)		Series A		Series B		Series C
Name and Address (1)	Shares	Percent	Shares	Percent	Shares	Percent	Shares	Percent
The Gabelli Group (3)	527,745	17.1%	—	—	73,298	30.0%	16,200	9.0%
The Zucker Marital Trust (4)	347,341	11.3%	26,736	10.6%	—	—	30,000	16.7%

Directors
Henry B. Cook, Jr. (5)	41,595	1.4%	—	—	—	—	—	—
Michael I. German (6)	570,675	18.5%	5,129	2.0%	57,936	23.7%	—	—
Ted W. Gibson (7)	157,489	5.1%	43,047	16.5%	—	—	51,000	28.3%
Robert B. Johnston (8)	18,980	0.6%	15,000	5.8%	—	—	10,000	5.6%
Joseph P. Mirabito (9)	66,528	2.2%	10,900	4.2%	102	<0.1%	—	—
William Mirabito (10)	75,689	2.5%	17,868	6.9%	1,039	0.4%	4,000	2.2%
George J. Welch (11)	27,708	0.9%	10,600	4.1%	912	0.4%	—	—
John B. Williamson III (12)	22,464	0.7%	1,052	0.4%	1,416	0.6%	—	—

Officers
Matthew J. Cook (13)	2,169	0.1%	—	—	—	—	—	—
Russell S. Miller (14)	2,016	0.1%	—	—	—	—	—	—
Charles A. Lenns (15)	24,500	0.8%	—	—	—	—	—	—

All directors and officers as a group (eleven individuals)	1,009,813	32.5%	103,596	39.8%	61,405	25.1%	65,000	36.1%

1.	Unless otherwise indicated, we believe that each person named in the table has sole investment and voting power over the shares of stock owned. Unless otherwise indicated, the address of each person is c/o Corning Natural Gas Holding Corporation, 330 West William Street, Corning, New York 14830.
2.	Does not include shares of our common stock issuable upon conversion of any shares of Series B Preferred Stock held.
3.	The address of the Gabelli Group is One Corporate Center, Rye, New York 10580. Includes 513,086 shares of common stock and 73,298 shares of Series B Preferred Stock held by Gabelli Funds, LLC. Includes 105,664 shares of common stock held by Teton Advisors, Inc. The Series C Cumulative Preferred Stock is held by the Gabelli Foundation. Each of Gabelli Funds, Teton Advisors and Gabelli Foundation has sole voting and dispositive power over the shares of stock held by it. Based primarily on information in Amendment No. 17 to Schedule 13D filed with the SEC on June 28, 2016.
4.	The address of The Article 6 Marital Trust Under the First Amended and Restated Jerry Zucker Revocable Trust is 4838 Jenkins Avenue, North Charleston, South Carolina 29405. Based primarily on information in Amendment No. 2 to Schedule 13D filed with the SEC on April 23, 2014.
5.	Common stock includes 21,450 shares of restricted stock and 2,762 shares of common stock acquired through the Company’s dividend reinvestment program, or DRP.
6.	Includes 9,382 shares of common stock owned by Mr. German’s son, of which Mr. German disclaims beneficial ownership, and 50,023 shares of common stock acquired by Mr. German through the DRP.
7.	Common stock includes 48,837 shares of restricted stock. The Series C Preferred Stock includes 8,000 shares held by the Gibson Family Trust.
8.	Common stock includes 16,650 shares of restricted stock.
9.	Common stock includes 21,450 shares of restricted stock. Includes 4,791 common shares 102 shares of Series B Preferred Stock held by Mr. Mirabito’s wife. Mr. Mirabito disclaims beneficial ownership of the shares owned by his wife except to the extent of his pecuniary interest in them.
10.	Common stock includes 17,696 shares of restricted stock and 1,775 shares acquired through the DRP.
11.	Common stock includes 21,450 shares of restricted stock and 4,791 shares acquired through the DRP.
12.	Common stock includes 17,696 shares of restricted stock. Includes 1,687 common shares and 1,416 shares of Series B Preferred Stock and owned jointly with his spouse.
13.	Includes 720 shares of common stock acquired through the DRP.
14.	Includes 79 shares owned by Mr. Miller’s wife, 142 shares held jointly with his wife and 274 shares acquired through DRP. Mr. Miller disclaims beneficial ownership of the shares owned by his wife except to the extent of his pecuniary interest in them.
15.	Include 4,500 shares of restricted stock and options to acquire 20,000 shares that are currently exercisable.

Pending Merger with Argo

On January 12, 2021, we entered into an agreement and plan of merger with companies affiliated with Argo Infrastructure Partners, LP, an independent investment firm registered with the SEC with a focus on utilities and other long duration infrastructure assets. Subject to the terms and conditions of the merger agreement, Argo will acquire the Company and pay our shareholders $24.75 for each share of common stock they own immediately prior to completion of the merger without interest and less any applicable withholding taxes. See Note 1, Summary of Significant Accounting Policies, for the impact of the merger on preferred shares. The merger will result in a change of control of the Company. Our shareholders approved the merger on May 27, 2021. We expect to obtain the necessary regulatory approvals and complete the merger in 2022, but the exact timing of the merger cannot be predicted.

Voting Agreement

On January 12, 2021, we entered a merger agreement with companies affiliated with Argo. In connection with the merger agreement with Argo, our directors entered into a voting agreement pursuant to which each director agreed to vote in favor of the merger and the approval of the merger agreement as a shareholder of the Company, subject to the limitations included in the voting agreement. The obligations under the voting agreement will terminate if, among other reasons, the merger agreement is terminated in accordance with its terms.

Equity Compensation Plan Information

At the annual meeting held on April 24, 2018, our shareholders approved the Company’s 2018 long-term incentive plan. The 2018 incentive plan provides for grants of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, and dividend equivalent units to officers, employees, and directors of the Company and its subsidiaries. There are a total of 350,000 shares authorized for grant under the 2018 plan. The following table summarizes information about our equity compensation plans at September 30, 2021.

Plan Category	Shares to Be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	20,000	$19.75	307,350
Equity compensation plans not approved by security holders	—	—	—
Total	20,000	$19.75	307,350

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

On July 1, 2020, we completed the acquisition of the 50% interests in Leatherstocking Gas and Leatherstocking Pipeline held by Mirabito Regulated Industries, LLC. Immediately before the acquisition, Leatherstocking Gas distributed to its members franchises, engineering and gas pipeline assets located in New York having a book value of $532,000. These assets were then contributed to the equity of the newly-formed Leatherstocking Gas Company of New York, Inc. The Company and Mirabito Regulated Industries each own 50% of Leatherstocking New York. Joseph Mirabito and William Mirabito are officers, directors and are 20% and 21% shareholders, respectively, of Mirabito Holdings, Incorporated, a sister company of Mirabito Regulated Industries. Together they hold approximately 5% of our outstanding common stock and are also directors of the Company, Corning Gas, Corning Appliance, Leatherstocking Gas and Leatherstocking Pipeline. In fiscal 2021, we paid $120,705 to US Bank Voyager Fleet System for purchase of gas for our service vehicles. Mirabito Holdings dba Mirabito Energy Products is a Voyager Network Partner. For coverage of emergency services in the Town of Virgil in fiscal 2021, we paid Mirabito Holdings dba Mirabito Energy, Vestal, $28,783

We paid a total of $23,572 to the law firm of Welch Law LLP for legal services performed during fiscal 2021. Director George Welch is the managing partner of Welch Law.

We paid $8,478 to Cook Brothers Truck Parts in fiscal 2021. Director Henry Cook is the majority owner of Cook Brothers Truck Parts.

Director Independence

The board of directors has determined and confirmed that each of Mr. Cook, Mr. Gibson, Mr. Johnston, Mr. Joseph Mirabito, Mr. William Mirabito, Mr. Welch, and Mr. Williamson do not have a material relationship with the Company or any of its subsidiaries that would interfere with the exercise of independent judgment and are, therefore, independent as defined by applicable laws and regulations and the listing standards of the New York Stock Exchange. In making the determination that each of the members of our board and our board’s committees is independent, the board considered that Mr. Joseph Mirabito and Mr. William Mirabito are officers of Mirabito Regulated Industries, LLC. The Company and Mirabito Regulated Industries are each 50% owners of Leatherstocking New York.

Item 14. Principal Accountant Fees and Services.

The following is a summary of the aggregate fees for the fiscal years ended September 30, 2021 and 2020, by our independent registered public accounting firm, Freed Maxick CPA’s, P.C.

	2021	2020
Audit Fees	$171,400	$171,000
Audit-Related Fees	10,500	10,000
Tax Fees	35,000	32,400
All Other Fees	21,400	11,400
Total	$238,300	$224,800

Audit Fees. These are fees for professional services for the audit of our annual consolidated financial statements, the review of financial statements included in our quarterly reports on Form 10-Q, and services that are typically rendered in connection with statutory and regulatory filings or engagements.

Audit-Related Fees. These are fees related to our employee benefit plan audit.

Tax Fees. These are fees for professional services rendered with respect to tax compliance, tax advice and tax planning. These services include the review of tax returns and consulting on tax planning matters.

All Other Fees. These are fees related to the due diligence process in connection with our proposed merger with companies affiliated with Argo.

Our audit committee’s charter requires that all audit and permissible non-audit services provided by Freed Maxick to the Company must be pre-approved by the audit committee. The audit committee pre-approved all of the services provided by Freed Maxick in fiscal 2021 and the payment by us of the fees listed in the table above. The decision to engage Freed Maxick was approved by our audit committee and in making that decisions the audit committee considered whether the provision of non-audit services is compatible with maintaining independence. In fiscal 2021 and 2020, Freed Maxick had no direct or indirect financial interest in the Company in the capacity of promoter, underwriter, voting director, officer or employee.

We used the following defined terms in Part III of the September 30, 2021 Form 10-K:

“Argo” means Argo Infrastructure Partners, LP, an independent investment firm, and its affiliated companies.

“ASC” means a FASB Accounting Standards Codification.

“Company,” “we” or “us” means Corning Natural Gas Holding Corporation, a New York corporation.

“Corning Gas” means Corning Natural Gas Corporation, a New York corporation and our wholly-owned subsidiary that provides natural gas service to customers primarily in Corning, Hammondsport and Virgil, New York.

“Corning Appliance” means Corning Natural Gas Appliance Corporation, a New York corporation and our wholly-owned subsidiary that is inactive.

“DRP” means the Company’s dividend reinvestment program.

The “Exchange Act” means the Securities Exchange Act of 1934, as amended.

“FASB” means the Financial Accounting Standards Board.

“Fiscal 2021” and “fiscal 2020” mean the Company’s fiscal years ended September 30, 2021 and 2020.

“Freed Maxick” means Freed Maxick CPA’s, P.C., our independent registered public accounting firm.

“Leatherstocking Gas” means Leatherstocking Gas Company LLC, a New York limited liability company and our wholly-owned subsidiary that provides natural gas service to customers in Bradford and Susquehanna Counties, Pennsylvania.

“Leatherstocking New York” means Leatherstocking Gas Company of New York, Inc., a New York corporation that we own with Mirabito Regulated Industries, LLC.

“Leatherstocking Pipeline” means Leatherstocking Pipeline Company LLC, a Pennsylvania limited liability company and our wholly-owned subsidiary.

“Pike” means Pike County Light & Power Company, a Pennsylvania corporation and our wholly-owned subsidiary that provides natural gas and electric service to customers in Pike County, Pennsylvania.

The “SEC” means the United States Securities and Exchange Commission.

The “Securities Act” means the Securities Act of 1933, as amended.

“Series A Preferred Stock” means the Company’s 6% Series A Cumulative Preferred Stock.

“Series B Preferred Stock” means the Company’s Series B Convertible Preferred Stock.

“Series C Preferred Stock” means the Company’s 6% Series C Cumulative Preferred Stock.

The “tax code” means the Internal Revenue Code of 1986, as amended.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statement Schedules (see Item 8 Financial Statements and Supplementary Data)

(b) Exhibits

Exhibits incorporated by reference for filings made before January 1, 1995 may be found in the Company's Commission File 0-643

Exhibit No.	Description
3.1	The Holding Company’s Certificate of Incorporation, (included as Exhibit B to the Proxy Statement/Prospectus forming portion of the Form S-4)
3.2	Second Amended and Restated By-laws of Corning Natural Gas Holding Corporation, effective February 6, 2018 (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K dated February 6, 2018)
3.7	Certificate of Amendment to the Certificate of Incorporation with respect to the number of shares of common stock and preferred stock filed with the Department of State of the State of New York on May 1, 2018 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated May 1, 2018)
3.8	Certificate of Amendment of the Certificate of Incorporation of Corning Natural Gas Holding Corporation authorizing 261,500 Shares of 6% Series A Cumulative Preferred Stock Filed with the Department of State of the State of New York on June 29, 2020 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated June 29, 2020)
3.9	Certificate of Amendment to the Certificate of Incorporation of Corning Natural Gas Holding Corporation authorizing 5,000 Shares of 1.5% Series D Cumulative Redeemable Preferred Stock Filed with the Department of State of the State of New York on December 3, 2021 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated December 3, 2021)
4.4*	Corning Natural Gas Holding Corporation 2018 Employee Long-Term Incentive Plan (incorporated by reference to Appendix 1 of the Company’s definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 22, 2018)
10.1*	Employment Agreement dated November 30, 2006 between Michael German and the Company (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated November 30, 2006)

10.3*	First Amendment to Employment Agreement between Michael I. German and the Company dated December 31, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 10-Q dated August 12, 2009)
10. 4	Amended and Restated 2007 Stock Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 10-Q dated August 12, 2009)
10.16	Operating Agreement of the Leatherstocking Gas Company, LLC (incorporated by reference to Exhibit 10.32 of the Company’s Registration Statement on Form S-1 (No. 333-182386), originally filed with the Securities and Exchange Commission on June 28, 2012)
10.22*	Form of Restricted Stock Agreement – Non-employee Directors under the Corning Natural Gas Corporation’s Amended and Restated 2007 Stock Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated December 11, 2012)
10.35	Stock Purchase Agreement between the Holding Company and Cold Spring Construction Profit Sharing Plan with QCI Asset Management, Inc., as Registered Investment Advisor dated April 14, 2014
10.48	Pledge and Security Agreement between Corning Natural Gas Holding Corporation and Mirabito Regulated Industries, LLC with Wayne Bank dated January 31, 2019 (incorporated by reference to Exhibit 10.6 of the March 2019 8-K)
10.49	Pledge and Security Agreement between Corning Natural Gas Holding Corporation and Mirabito Regulated Industries, LLC with Wayne dated January 31, 2019 (incorporated by reference to Exhibit 10.7 of the March 2019 8-K)
10.72	Loan Agreement between Leatherstocking Gas (Borrower) and Leatherstocking Pipeline (Guarantor) and Five Star Bank, dated July 11, 2016 (incorporated by reference to Exhibit 10.2 of the June 2016 10-Q)
10.73	General Security Agreement between Leatherstocking Gas and Five Star Bank dated July 11, 2016 (incorporated by reference to Exhibit 10.3 of the June 2016 10-Q)
10.74	General Security Agreement between Leatherstocking Pipeline and Five Star Bank dated July 11, 2016 (incorporated by reference to Exhibit 10.4 of the June 2016 10-Q)
10.79	Continuing Guaranty, dated August 31, 2016, from Corning Natural Gas Holding Corporation to M&T Bank with respect to the obligations of Pike County Light & Power Company to M&T Bank (incorporated by reference to Exhibit 10.5 on the September 2016 8-K)
10.87	Credit Agreement, dated August 31, 2020, between Corning Natural Gas Company and M&T Bank (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated August 31, 2020)
10.88	Multiple Disbursement Term Note, dated August 15, 2018, from Corning Natural Gas Corporation to M&T Bank in the maximum principal amount of $3,600,000 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated August 31, 2020)
10.89	General Security Agreement, dated August 31, 2020, from Corning Natural Gas Corporation to M&T Bank (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K dated August 31, 2020)
10.90	Replacement Credit Agreement, dated June 27, 2019, between Pike Light & Power Company and M&T Bank (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated May 23, 2019)
10.91	Replacement Term Note, dated May 23, 2018, from Pike Light & Power Company to M&T Bank in the initial principal amount of $11,200,000 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated May 23, 2018)
10.92	Continuing Guaranty, dated June 27, 2019, between Pike Light & Power Company and M&T Bank (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K dated May 23, 2019)
10.93	General Security Agreement, dated June 27, 2019, between Pike Light & Power Company and M&T Bank (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K dated May 23, 2019)
10.94	Multiple Disbursement Term Note, dated June 27, 2019, from Corning Natural Gas Corporation to M&T Bank in the maximum principal amount of $3,127,000, with Prepayment Premium Rider. (incorporated by reference to Exhibit 10.1 on the December, 31 2019 10-Q)
10.95	Multiple Disbursement Term Note, dated June 27, 2019 from Pike Light & Power Company to M&T Bank in the maximum principal amount of $2,072,000, with Prepayment Premium Rider. (incorporated by reference to Exhibit 10.2 on the December, 31 2019 10-Q)
10.96	Form of Series C Preferred Stock Purchase Agreement dated March 27, 2020 between Corning Natural Gas Holding Corporation and the Series C Preferred Stock Purchasers (incorporated by reference to Exhibit 10.1 on the March, 31 2020 10-Q)
10.97	Term Note under the U.S. Small Business Administration Paycheck Protection Program issued by Corning Natural Gas Holding Corporation on April 17, 2020 to M&T Bank in the principal amount of $970,900 (incorporated by reference to Exhibit 10.2 on the March, 31 2020 10-Q)

10.98	Term Note under the U.S. Small Business Administration Paycheck Protection Program issued by Pike County Light & Power Company on April 22, 2020 to M&T Bank in the principal amount of $137,200 (incorporated by reference to Exhibit 10.3 on the March, 31 2020 10-Q)
10.99	Agreement and Plan of Merger, dated as of January 12, 2021, by and among Corning Natural Gas Holding Corporation, ACP Crotona Corp., and ACP Crotona Merger Sub Corp. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated January 12, 2021)
10.100	Credit Agreement, dated January 15, 2021, between Corning Natural Gas Company and M&T Bank (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated January 15, 2021)
10.101	Term Note, dated January 15, 2021, from Corning Natural Gas Corporation to M&T Bank in the principal amount of $850,000 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated January 15, 2021)
10.102	Replacement Credit Agreement, dated October 13, 2020, between Pike Light & Power Company and M&T Bank (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended December 31, 2020)
10.103	Multiple Disbursement Term Note, dated October 13, 2020, from Pike Light & Power Company to M&T Bank in the maximum principal amount of $1,315,000 (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended December 31, 2020)
10.104	Fifth Amended Replacement and Restated Credit Agreement, dated June 25, 2021, between Corning Natural Gas Company and M&T Bank (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated June 25, 2021)
10.105	Replacement Daily Adjusting LIBOR Revolving Line Note, dated June 25, 2021, from Corning Natural Gas Corporation to M&T Bank in the principal amount of $8.0 million (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated June 25, 2021)
10.106	Multiple Disbursement Term Note, dated June 25, 2021, from Corning Natural Gas Corporation to M&T Bank in the principal amount of $4.665 million (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K dated June 25, 2021)
10.107	LIBOR Demand Note, dated June 25, 2021, from Corning Natural Gas Corporation to M&T Bank in the principal amount of $1.9 million (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K dated June 25, 2021)
10.108	General Security Agreement, dated June 25, 2021, between Corning Natural Gas Company and M&T Bank (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K dated June 25, 2021)
1.109	Fifth Amended Replacement and Restated Credit Agreement, dated August 19, 2021, between Pike County Light & Power Company and M&T Bank (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated August 19, 2021)
1.110	Multiple Disbursement Term Note, dated August 19, 2021, from Pike County Light & Power Company to M&T Bank in the principal amount of $2.21 million (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated August 19, 2021)
1.111	General Security Agreement, dated August 19, 2021, between Pike County Light & Power Company and M&T Bank (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K dated August 19, 2021)
1.112	Continuing Guaranty, dated August 19, 2021, by Corning Natural Gas Holding Corporation to M&T Bank (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K dated August 19, 2021)
1.113	Demand Note, dated September 30, 2021, from Corning Natural Gas Corporation to M&T Bank in the principal amount of $3 million (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated September 30, 2021)
1.114	General Security Agreement, dated September 30, 2021, between Corning Natural Gas Company and M&T Bank (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated September 30, 2021)

1.115	Purchase Agreement, dated December 8, 2021, by and between Corning Natural Gas Holding Corporation and ACP Crotona Corp. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated December 3, 2021)
21**	Subsidiary of Company
23.1**	Consent of Freed Maxick CPA's, P.C.
24	Power of Attorney
31.1**	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act - Michael I. German
31.2**	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act - Charles A. Lenns
32.1***	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
101***	The following materials from the Corning Natural Gas Corporation Annual Report on Form 10-K for the period ended September 30, 2020, formatted in XBRL (eXtensible Business Reporting Language):
(i) the Consolidated Balance Sheets at September 30, 2021 and 2020
(ii) the Consolidated Statements of Income for the years ended September 30, 2021 and 2020
(iii) the Comprehensive Income Statements for the years ended September 30, 2021 and 2020
(iv) the Consolidated Statements of Changes in Stockholders' Equity for the years ended September 30, 2021 and 2020
(v) the Consolidated Statements of Cash Flows for the years ended September 30, 2021 and 2020
(vi) related notes to the Consolidated Financial Statements

*	Indicates management contract or compensatory plan or arrangement
**	Filed herewith
***	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORNING NATURAL GAS HOLDING CORPORATION

Date: December 17, 2021	/s/ Michael I. German
Michael I. German
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 17, 2021	/s/ Charles A. Lenns
Charles A. Lenns, Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: December 17, 2021	/s/ Michael I. German
Michael I. German, President and Chief Executive Officer and Director
(Principal Executive Officer)

Date: December 17, 2021	*
Henry B. Cook, Chairman of the Board of Directors

Date: December 17, 2021	*
Ted W. Gibson, Director

Date: December 17, 2021	*
Robert B. Johnston, Director

Date: December 17, 2021	*
Joseph P. Mirabito, Director

Date: December 17, 2021	*
William Mirabito, Director

Date: December 17, 2021	*
George J. Welch, Director

Date: December 17, 2021	*
John B. Williamson III, Director

*By: /s/ [Attorney-in-fact]

[Attorney-in-fact]

Attorney-in-fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Corning Natural Gas Holding Corporation and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Corning Natural Gas Holding Corporation and Subsidiaries (the "Company") as of September 30, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively referred to as the "financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

As discussed in Notes 1 and 5 to the consolidated financial statements, certain amounts are deferred and recognized as expenses or revenue when they are reflected in rates and recognized by customers in accordance with ASC 980. These items are recorded as regulatory assets or liabilities. We have identified this item as a critical audit matter because certain estimates and assumptions used by the Company in determining whether amounts are recoverable from or owed to customers in future rates is subjective and required auditor judgment.

Addressing the matter involved performing subjective procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. The primary procedures we performed include: reviewing and testing how management determined the amount of regulatory assets and liabilities by tracing appropriate amounts to current rate cases, auditing material regulatory assets and liabilities being deferred until the next rate case by reviewing and testing management's support, and reviewing filings with the New York and Pennsylvania Public Service Commissions and Orders from the New York and Pennsylvania Public Service Commissions, as necessary.

/s/ Freed Maxick CPAs, P.C.

We have served as the Company’s auditor since 2013.

Rochester, New York

December 17, 2021

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets as of September 30,

Assets	2021	2020

Plant:
Utility property, plant and equipment	$150,540,525	$139,743,289
Less: accumulated depreciation	(34,001,558)	(30,853,644)
Total plant, net	116,538,967	108,889,645

Investments:
Marketable securities at fair value	2,337,330	2,193,112
Investment in joint ventures	261,180	264,640
	2,598,510	2,457,752
Current assets:
Cash and cash equivalents	333,846	411,700
Customer accounts receivable (net of allowance for uncollectible accounts of $82,040 and $42,263, respectively)	2,481,456	2,330,342
Other accounts receivable	748,655	527,280
Related party receivables	—	9,032
Gas stored underground	1,366,341	995,341
Materials and supplies inventories	3,605,300	3,156,345
Prepaid expenses	1,746,336	1,801,883
Total current assets	10,281,934	9,231,923

Regulatory and other assets:
Regulatory assets:
Unrecovered electric and gas costs	1,986,198	1,966,184
Deferred regulatory costs	6,112,370	4,894,434
Deferred pension	4,902,666	7,352,839
Goodwill	918,121	918,121
Other	715,981	748,408
Total regulatory and other assets	14,635,336	15,879,986

Total assets	$144,054,747	$136,459,306

See accompanying notes to consolidated financial statements.

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets as of September 30,

	2021	2020
Liabilities and capitalization

Long-term debt, less current installments	$46,145,319	$44,291,626
Less: debt issuance costs	(237,162)	(241,057)
Total long-term debt	45,908,157	44,050,569

Redeemable preferred stock - Series A	6,494,697	6,484,545
(Authorized 261,500 shares. Issued and outstanding:
260,600 shares at September 30, 2021 and at September 30, 2020, less issuance costs of $20,303 and $30,455, respectively)

Redeemable preferred stock - Series C	4,498,723	4,498,476
(Authorized 180,000 shares. Issued and outstanding:
180,000 shares at September 30, 2021 and at September 30, 2020, less issuance costs of $1,277 and $1,524, respectively)

Current liabilities:
Current portion of long-term debt	6,407,545	6,271,068
Demand notes payable	5,397,294	—
Borrowings under lines-of-credit	7,668,557	7,698,269
Accounts payable	3,844,210	2,293,980
Accrued expenses	271,461	339,809
Customer deposits and accrued interest	1,519,576	1,617,976
Dividends declared	530,296	529,301
Total current liabilities	25,638,939	18,750,403

Deferred credits and other liabilities:
Deferred income taxes	8,149,853	7,575,832
Regulatory liabilities	2,969,076	3,243,054
Deferred compensation	1,417,686	1,366,256
Pension costs and post-retirement benefits	7,180,088	9,407,774
Other	1,344,416	193,945
Total deferred credits and other liabilities	21,061,119	21,786,861

Commitments and contingencies (see Note 14)	—	—

Temporary equity:
Redeemable convertible preferred stock - Series B
(Authorized 244,500 shares. Issued and outstanding: 244,263 shares at September 30, 2021 and 2020)	4,980,562	4,954,937

Common stockholders' equity:
Common stock	30,836	30,725
($.01 par value per share. Authorized 4,500,000 shares. Issued and outstanding: 3,083,577 shares at September 30, 2021 and 3,072,547 shares at September 30, 2020)
Additional paid-in capital	28,292,551	28,144,702
Retained earnings	7,148,246	7,747,197
Accumulated other comprehensive income	917	10,891
Total common stockholders' equity	35,472,550	35,933,515

Total liabilities and capitalization	$144,054,747	$136,459,306

See accompanying notes to consolidated financial statements.

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income for the years ended September 30,

	2021	2020
Utility operating revenues:
Gas operating revenues	$26,861,424	$25,385,218
Electric operating revenues	8,374,121	7,000,667
Total utility operating revenues	35,235,545	32,385,885

Cost of sales:
Gas purchased	6,659,993	5,501,237
Electricity purchased	2,657,032	1,609,314
Total cost of sales	9,317,025	7,110,551

Gross margin	25,918,520	25,275,334

Costs and expense:
Operating and maintenance expense	14,138,983	11,277,571
Taxes other than income taxes	3,695,526	3,643,828
Depreciation	3,338,769	2,621,385
Other deductions, net	386,513	507,633
Total costs and expenses	21,559,791	18,050,417

Utility operating income	4,358,729	7,224,917

Other income and (expense):
Interest expense	(3,433,379)	(2,567,064)
Other income (expense), net	644,436	(656,892)
Investment income	391,019	182,111
Loss from joint ventures	(2,652)	(51,928)
Rental income	30,552	30,552

Income from utility operations before income taxes	1,988,705	4,161,696

Income tax expense	(463,802)	(960,338)

Net income	1,524,903	3,201,358
Less Series B Preferred Stock Dividends	244,263	244,263
Net income attributable to common stockholders	1,280,640	2,957,095

Weighted average earnings per share-
basic	$0.42	$0.97
diluted	$0.42	$0.95

Average shares outstanding - basic	3,082,702	3,060,233
Average shares outstanding - diluted	3,085,013	3,353,349

See accompanying notes to consolidated financial statements.

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income for the years ended September 30,

	2021	2020
Net income	$1,524,903	$3,201,358
Other comprehensive income:
Net unrealized (loss) gain on securities available for sale net of tax of ($3,521) and $1,212, respectively	(9,974)	3,578

Total comprehensive income	$1,514,929	$3,204,936

See accompanying notes to consolidated financial statements.

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity For the Years Ended September 30, 2021 and 2020

					Accumulated
			Additional		Other
	Number of	Common	Paid in	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Income	Total
Balances at September 30, 2019	3,047,060	$30,470	$27,745,837	$6,634,085	$7,313	$34,417,705

Issuance of common stock	25,487	255	379,360	—	—	379,615
Stock option expense	—	—	19,505	—	—	19,505
Dividends declared on common ($0.603 per share)	—	—	—	(1,843,983)	—	(1,843,983)
Dividends declared on Series B Preferred Stock ($1.00 per share)	—	—	—	(244,263)	—	(244,263)

Comprehensive income:
Change in unrealized gain on securities available for sale, net of income taxes	—	—	—	—	3,578	3,578
Net income	—	—	—	3,201,358	—	3,201,358
Balances at September 30, 2020	3,072,547	30,725	28,144,702	7,747,197	10,891	35,933,515

Issuance of common stock	11,030	111	130,349	—	—	130,460
Stock option expense	—	—	17,500	—	—	17,500
Dividends declared on common ($0.610 per share)	—	—	—	(1,879,591)	—	(1,879,591)
Dividends declared on Series B Preferred Stock ($1.00 per share)	—	—	—	(244,263)	—	(244,263)

Comprehensive income:
Change in unrealized loss on securities available for sale, net of income taxes	—	—	—	—	(9,974)	(9,974)
Net income	—	—	—	1,524,903	—	1,524,903
Balances at September 30, 2021	3,083,577	$30,836	$28,292,551	$7,148,246	$917	$35,472,550

See accompanying notes to consolidated financial statements.

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows for the years ended September 30,

	2021	2020
Cash flows from operating activities:
Net income	$1,524,903	$3,201,358
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,338,769	2,621,385
Amortization of debt issuance costs	105,879	109,512
Non-cash pension expenses	941,428	933,454
Regulatory asset amortizations	575,673	621,679
Stock issued for services and stock option expense	96,211	197,180
Gain on forgiveness of debt	(1,173,594)	—
Gain on sale of marketable securities	(233,681)	(49,823)
Unrealized gain	(134,897)	(139,865)
Deferred income taxes	446,070	1,232,417
Bad debt expense	107,489	103,000
Loss from joint ventures	2,652	51,928

Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(479,978)	(113,216)
Gas stored underground	(371,000)	243,485
Materials and supplies inventories	(448,955)	(129,402)
Prepaid expenses	55,547	(63,856)
Unrecovered gas and electric costs	(20,014)	(843,725)
Deferred regulatory costs	(1,842,728)	(1,243,599)
Other	32,001	(185,705)
Increase (decrease) in:
Accounts payable	1,550,230	370,452
Accrued expenses	(68,348)	(76,839)
Customer deposits and accrued interest	(98,400)	214,837
Deferred compensation	51,430	(25,668)
Deferred pension costs & post-retirement benefits	(718,941)	(1,267,271)
Other liabilities and deferred credits	1,005,679	(223,361)
Net cash provided by operating activities	4,243,425	5,538,357

Cash flows from investing activities:
Sale of securities, net	214,386	184,324
Amount received from (paid to) related parties	9,032	(3,214)
Acquisition of business, net of cash acquired	—	(1,893,081)
Capital expenditures	(10,988,091)	(8,672,162)
Net cash used in investing activities	(10,764,673)	(10,384,133)

Cash flows from financing activities:
Net proceeds under lines-of-credit	(29,712)	(72,126)
Debt issuance costs paid	(16,842)	—
Cash received from sale of Series C preferred stock Net	—	4,498,394
Dividends paid	(2,071,110)	(1,859,564)
Proceeds under demand note	5,397,294	—
Proceeds under long-term debt	8,702,349	6,929,922
Repayment of long-term debt	(5,538,585)	(4,553,491)
Net cash provided by financing activities	6,443,394	4,943,135
Net (decrease) increase in cash and cash equivalents	(77,854)	97,359
Cash and cash equivalents at beginning of year	411,700	314,341
Cash and cash equivalents at end of year	$333,846	$411,700

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$2,601,808	$2,829,244
Income taxes (refunded) paid	$12,500	$(341,777)
Non-cash financing activities:
Dividends paid with shares	$51,749	$201,940
Number of shares issued as dividends	3,380	12,287

Supplemental disclosures of non-cash investing and financing activities:
Assumption of liabilities in business acquisition	$—	$6,971,290
Issuance of Series A preferred stock as consideration for business acquisition	$—	$1,250,000

See accompanying notes to consolidated financial statements.

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies

Corning Natural Gas Holding Corporation’s (the “Holding Company”) primary business, through its subsidiaries, Corning Natural Gas Corporation (“Corning Gas” or “Gas Company”), Pike County Light & Power Company (“Pike”), Leatherstocking Gas Company, LLC (“Leatherstocking Gas”) and Leatherstocking Pipeline, LLC (“Leatherstocking Pipeline”), is natural gas and electric distribution. Corning Gas provides gas on a commodity and transportation basis to its customers in the Southern Tier of New York State. Pike provides electric and gas service to customers in Pike County, Pennsylvania. As used in these notes, the term “the Company” refers to the consolidated operations of the Holding Company, the Gas Company and its dormant subsidiary Corning Natural Gas Appliance Corporation (the “Appliance Company”), Pike, and (from July 1, 2020) Leatherstocking Gas and Leatherstocking Pipeline. The Company follows the Uniform System of Accounts prescribed by the Public Service Commission of the State of New York (“NYPSC”) which has jurisdiction over and sets rates for New York State gas distribution companies and the Pennsylvania Public Utility Commission (“PAPUC”) which has jurisdiction over and sets rates for Pennsylvania gas and electric distribution companies. The Company’s regulated operations meet the criteria to and, accordingly, follow the accounting and reporting of the Financial Accounting Standard Board (“FASB”) ASC No. 980 “Regulated Operations”. The Company’s consolidated financial statements contain the use of estimates and assumptions for reporting certain assets, liabilities, revenue and expenses and actual results could differ from the estimates. The more significant accounting policies of the Company are summarized below.

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

The Merger Agreement provided for a 45-day “Go Shop” period which expired on February 26, 2021. During the “Go Shop” period, the Company received no competing offers or alternative acquisition proposals. The Company is now subject to a customary “No Shop” provision that restricts the Company’s ability to solicit acquisition proposals from third parties and to provide non-public information and to negotiate with third parties regarding unsolicited acquisition proposals that is reasonably expected to lead to a superior proposal. On April 30, 2021, the Company and Argo filed with the NYPSC and PAPUC joint petitions requesting approval to conclude the merger. Decisions from the commissions on the merger petitions are not expected until the first half of 2022. The Merger was voted on and approved by the Company’s shareholders at its annual shareholder meeting on May 27, 2021.

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

The depreciation rate used for Corning Gas utility plant, expressed as an annual percentage of depreciable property, was 1.9% for the fiscal year ended September 30, 2021 (“FY 2021”) and 1.9% for the fiscal year ended September 30, 2020 (“FY 2020”). The NYPSC allows the Gas Company recovery in revenues to offset costs of building certain projects.

The depreciation rate used for Pike, expressed as an annual percentage of depreciable property, was 3.8% for FY 2021 and 2.5% for FY 2020.

The depreciation rate used for the Leatherstocking Companies, expressed as an annual percentage of depreciable property, was 4.1% for FY 2021 and 3.4% for FY 2020. The PAPUC allows Leatherstocking Gas to collect revenues from customers to offset cost of gas distribution system build out.

(d) Accounting for Impairment

FASB ASC No. 360-10-15, “Accounting for the Impairment or Disposal of Long-Lived Assets” establishes accounting standards to account for the impairment of long-lived assets, and certain identifiable intangibles. Under FASB ASC No. 360-10-15, the Company reviews assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. FASB ASC No. 360-10-15 also requires that a rate regulated enterprise recognize an impairment when regulatory assets are no longer probable of recovery. No impairment losses were incurred for FY 2021 and FY 2020.

(e) Marketable Securities

Marketable securities are intended to fund the Gas Company’s deferred compensation plan obligations. Such securities are reported at fair value based on quoted market prices. Unrealized gains and losses on debt securities classified as available for sale, net of the related income tax effect, are excluded from income, and reported as a component of accumulated other comprehensive income in stockholders’ equity until realized. Unrealized gains and losses on equity securities are included as a component of investment income in the consolidated statement of income. The cost of securities sold was determined using the specific identification method. For all investments in the unrealized loss position, none have been in an unrealized loss position for more than 12 months. None are other than temporary impairments based on management’s analysis of available market research. In FY 2021 and FY 2020, the Gas Company sold equity securities for realized gains included in earnings of $233,681 and $49,823, respectively.

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

The Company has determined the fair value of certain assets through application of FASB ASC 820 “Fair Value Measurements and Disclosures”.

Fair value of assets and liabilities measured on a recurring basis at September 30, 2021 and 2020 are as follows:

Fair Value Measurements at Reporting Date Using:
	Fair Value	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Level 2	Level 3
September 30, 2021
Marketable securities	$2,337,330	$2,337,330	$—	$—

September 30, 2020
Marketable securities	$2,193,112	$2,193,112	$—	$—

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

As part of its rate structure for electric sales, Pike is required to file semi-annually a Statement of Default Services Charges. The Default Service Charges are separated into two components: (1) the Market Price of Electric Supply which is based on the forecast of electric supply costs applied to service classification-specific factors to reflect each service classification’s load characteristics, forecast sales and applicable losses, and (2) an Electric Supply Adjustment Charge to reconcile differences between default service revenues and costs. The new electric rates go into effect on the first day of the month after the filing is accepted.

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

(q) Revenue Taxes

The Gas Company collects state revenue taxes on residential delivery rates. The amount included in Revenue and Taxes other than Income Taxes was $280,777 and $300,286 in FY 2021 and FY 2020, respectively. Pike collects state taxes on total revenue. The amounts collected were $486,456 and $409,266 in FY 2021 and FY 2020, respectively.

(r) Stock Based Compensation

The Holding Company accounts for stock based awarded in accordance with FASB ASC No. 718. The Holding Company awarded restricted shares as compensation to our directors. The shares awarded become unrestricted upon a director leaving the board. Directors who also serve as officers of Corning Gas are not compensated for their service as directors. Since these shares are restricted, in recording compensation expense, the expense incurred is recorded at 25% less than the closing price of the stock on the day the stock was awarded. The fair value of stock options is determined using the Black Scholes option pricing model and expense recognition is based on the vesting provisions of the options granted.

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

For FY 2021, the impact of 10,000 of the stock options outstanding as of September 30, 2021 and the impact of Preferred B shares were determined to be anti-dilutive and were not included in diluted shares. For FY 2020, the impact of 10,000 stock options outstanding as of September 30, 2020 was determined to be anti-dilutive and were not included in diluted shares. The net income and average shares outstanding used to compute basic and diluted earnings per share for FY 2021 and FY 2020 are as follows:

FY 2021
Net income attributable to common stockholders	$1,280,640
Average shares outstanding - basic	3,082,702
Dilutive option shares	2,311
Average shares outstanding - diluted	3,085,013

FY 2020
Net income attributable to common stockholders	$2,957,095
Add Preferred B Dividends	244,263
Net income	$3,201,358

Average shares outstanding - basic	3,060,233
Effect of Preferred B Shares	293,116
Average shares outstanding - diluted	3,353,349

(t) Collective Bargaining Agreement

The Company had 73 employees as of September 30, 2021, and 72 employees as of September 30, 2020. Of this total, approximately one third are members of the International Brotherhood of Electrical Workers Local 139 labor union working under an agreement effective until April 3, 2023.

(u) Joint Ventures

Through June 30, 2020, the Holding Company had a 50% investment in Leatherstocking Gas Company, LLC and Leatherstocking Pipeline Company, LLC. The investment and equity in both companies (collectively, “Joint Ventures”) has been recognized in the consolidated financial statements. On July 1, 2020, Leatherstocking Gas Company, LLC distributed it’s New York assets into a new joint venture of which the Holding Company owns 50% and the Holding Company acquired the remaining 50% interests in Leatherstocking Gas, LLC’s Pennsylvania assets and the remaining 50% interests in Leatherstocking Pipeline Company, LLC. See Note 16. The Holding Company has accounted for its equity investments using the equity method of accounting based on the guidelines established in FASB ASC No. 323. In applying the guidance of FASB ASC 323, the Holding Company recognized the investment in the Joint Ventures as an asset at cost. The investment will fluctuate in future periods based on the Holding Company’s allocable share of earnings or losses from the remaining Joint Venture which is recognized through earnings. The Company’s Joint Venture interest was under contract for sale subsequent to September 30, 2021. See Note 17.

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

On October 1, 2020, we adopted ASU No. 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans, which amends the existing guidance relating to the disclosure requirements for Defined Benefit Plans. The adoption of this standard did not have a significant impact on the Company’s consolidated financial statements and related disclosures.

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

	For the year ended September 30, 2021
	Revenues from contracts with customers	Other revenues (a)	Total utility operating revenues
Corning Gas:
Residential gas	$14,369,001	$760,395	$15,129,396
Commercial gas	1,892,109	—	1,892,109
Transportation	4,435,578	(98,697)	4,336,881
Street lights gas	493	—	493
Wholesale	1,859,538	—	1,859,538
Local production	509,933	—	509,933
Total Corning Gas	23,066,652	661,698	23,728,350

Pike:
Residential gas	1,437,506	(2,688)	1,434,818
Commercial gas	434,417	—	434,417
Total Pike retail gas	1,871,923	(2,688)	1,869,235

Residential electric	4,136,041	205,282	4,341,323
Commercial electric	3,900,393	—	3,900,393
Electric – street lights	132,405	—	132,405
Total Pike retail electric	8,168,839	205,282	8,374,121
Total Pike	10,040,762	202,594	10,243,356

Leatherstocking Companies (acquired July 1, 2020):
Residential gas	423,269	—	423,269
Commercial gas	364,235	—	364,235
Industrial Sales	476,335	—	476,335
Total Leatherstocking Companies	1,263,839	—	1,263,839

Total consolidated utility operating revenue	$34,371,253	$864,292	$35,235,545

	For the year ended September 30, 2020
	Revenues from contracts with customers	Other revenues (a)	Total utility operating revenues
Corning Gas:
Residential gas	$14,627,661	$134,775	$14,762,436
Commercial gas	2,081,125	—	2,081,125
Transportation	4,359,621	177,991	4,537,612
Street lights gas	390	—	390
Wholesale	1,731,433	—	1,731,433
Local production	694,237	—	694,237
Total Corning Gas	23,494,467	312,766	23,807,233

Pike:
Residential gas	1,139,761	2,932	1,142,693
Commercial gas	303,961	—	303,961
Total Pike retail gas	1,443,722	2,932	1,446,654

Residential electric	3,449,852	139,178	3,589,030
Commercial electric	3,288,582	—	3,288,582
Electric – street lights	123,055	—	123,055
Total Pike retail electric	6,861,489	139,178	7,000,667

Total Pike	8,305,211	142,110	8,447,321

Leatherstocking Companies (from July 1, 2020):
Residential gas	47,117	—	47,117
Commercial gas	31,031	—	31,031
Industrial Sales	53,183	—	53,183
Total Leatherstocking Companies	131,331	—	131,331

Total consolidated utility operating revenue	$31,931,009	$454,876	$32,385,885

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

(3) Utility Property, Plant and Equipment

The following table summarizes fixed assets included in utility property, plant and equipment on the Holding Company’s Consolidated Balance Sheets at September 30, 2021 and 2020:

	2021	2020
Utility Plant	$5,228,063	$5,071,273
Poles & Line	16,925,822	16,747,567
Pipeline	67,353,865	62,778,752
Structures	43,685,341	40,492,351
Land	1,597,660	1,825,453
Construction Work in Progress	8,044,993	5,208,487
All Other	7,704,781	7,619,406
	$150,540,525	$139,743,289

Useful lives for the above assets range from 35 to 55 years for utility plant, 30 to 65 years for poles and line, 66 years for pipeline, from 45 to 47 years for structures, 50 to 65 years for land rights and 5 to 25 years for all other and corporate fixed assets. Utility plant includes station equipment, services, meters, regulators including all costs to install those assets. Poles and line include poles, line and conductors. Total mains installed are represented in pipeline. Structures include both regulator station buildings and office and operations buildings. All other plant includes all general plant except for buildings and land and land rights. Accumulated depreciation as of September 30, 2021 and 2020 was $34,001,558 and $30,853,644 respectively. Depreciation expense for FY 2021 and FY 2020 was $3,338,769 and $2,621,385 respectively.

(4) Marketable Securities

A summary of the marketable securities at September 30, 2021 and 2020 is as follows:

	Cost Basis	Unrealized Gain	Unrealized Loss	Market Value
September 30, 2021:
Cash and equivalents	$148,327	$—	$—	$148,327
Metlife stock value	53,855	—	2,496	51,359
Government and agency bonds	15,072	1,243	—	16,315
Corning Preferred A Stock	197,875	400,207	—	598,082
Equity securities	1,122,826	367,741	—	1,490,567
Commodities	33,420	—	740	32,680
Total securities	$1,571,375	$769,191	$3,236	$2,337,330

September 30, 2020:
Cash and equivalents	$120,559	$—	$—	$120,559
Metlife stock value	30,701	—	—	30,701
Government and agency bonds	143,960	9,312	—	153,272
Corporate bonds	143,196	3,951	—	147,147
Mutual funds	42,664	2,414	—	45,078
Corning Preferred A Stock	572,875	45,830	—	618,705
Equity securities	788,793	265,654		1,054,447
Commodities	21,881	1,322	—	23,203
Total securities	$1,864,629	$328,483	$—	$2,193,112

Government and agency bonds have contractual maturity dates of March 15, 2027.

(5) Regulatory Matters

Below is a summary of the Gas Company’s deferred regulatory assets as of September 30, 2021 and 2020:

	2021	2020
Unrecovered gas and electric costs	$1,986,198	$1,966,184
Deferred regulatory costs	6,112,370	4,894,434
Deferred pension costs	4,902,666	7,352,839
Total regulatory assets	$13,001,234	$14,213,457

Unrecovered gas costs arise from an annual reconciliation of certain gas revenue and costs (as described in Note 1) and are recoverable in customer rates in the year following the reconciliation.

The following table summarizes deferred regulatory costs at September 30, 2021 and 2020:

	2021	2020
2016 rate case costs	$118,241	$158,353
2020 rate case costs	1,001,411	443,597
2021 rate case costs	204,365	-
Deferred interest costs	557,950	740,612
Income tax assets and reconciliation	2,000,510	1,448,365
Storm costs	932,977	1,086,215
Leak repair costs	174,774	349,547
Delivery rate deferral	244,260	513,605
Revenue decoupling	467,449	(153,061)
All other regulatory costs, net	410,433	307,201
Total	$6,112,370	$4,894,434

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

In fiscal year 2015 the Gas Company determined that it met the criteria to record the minimum pension liability as a regulatory asset in accordance with FASB ASC 980-715-25-5. As a result of this change in estimate, amounts previously recorded as Accumulated Other Comprehensive Income, net of tax has been recorded as regulatory assets in the current year in accordance with ASC 980-715-25-8, as well as a related deferred tax liability. The amount of the regulatory asset was $3,645,340 as of September 30, 2021 and $6,307,265 as of September 30, 2020. For periods after the fiscal year ended September 30, 2015, there will be no change to Other Comprehensive Income because of the change in estimate. Factors considered included: (1) consistent recovery of the pension costs on an accrual basis historically and in the current rate case, (2) no indication of expected changes to recovery, and (3) the existence of a reconciliation process to track the recovery of these costs. For these reasons management determined the Gas Company met the criteria as set forth in ASC 980-725-25-5.

Also included in pension costs and post-retirement benefits is approximately $1,257,326 and $1,045,574 for FY 2021 and FY 2020, respectively, for regulatory assets and (liabilities) related to pension and post-retirement costs. These amounts include both amounts approved to be amortized in the previous rate case and amounts being accumulated for the next rate case.

The Company expects to recover the cost of its regulatory assets. The Company expects that regulatory assets other than deferred unrecovered gas costs and deferred pension costs related to minimum pension liability will be fully recoverable from customers by the end of its next rate case.

Total Regulatory Assets on the Consolidated Balance Sheets as of September 30, 2021 amount to $13,001,234 compared to $14,213,457 at September 30, 2020. The Regulatory Assets include $174,774 at September 30, 2021 and $1,435,762 at September 30, 2020 that is subject to Deferred Accounting Petitions. The remaining items in regulatory assets are either approved in rates, part of annual reconciliations approved by the NYSPSC and PAPUC or approved through various commission directives.

(6) Long-term Debt

Long-term debt, including the current portion, was as follows at September 30, 2021 and 2020:

	2021	2020

(a) Note Payable - fixed interest rate of 4.16% with monthly installments through November 2027	$19,293,736	$21,978,316
(b) Note Payable - fixed interest rate of 4.92% with monthly installments through May 2028	8,068,356	9,064,012
(c) Multiple Disbursement Note – fixed interest rate of 4.74% with monthly installments through November 2028	2,719,487	3,035,067
(d) Multiple Disbursement Note – fixed interest rate of 3.64% with monthly installments through November 2028	2,614,859	2,887,401
(e) Multiple Disbursement Note – fixed interest rate of 3.53% with monthly installments through November 2029	1,775,970	1,955,778
(f) Multiple Disbursement Note – fixed interest rate of 3.40% with monthly installments through November 2029	3,504,771	3,687,741
(g) Multiple Disbursement Note – fixed interest rate of 3.40% with monthly installments through March 2031	1,204,530	—
(h) Multiple Disbursement Note – variable interest rate through October 2021, fixed at 3.40% thereafter, with monthly installments through November 2031	4,665,000	—
(i) Multiple Disbursement Note – variable interest rate through October 2021, fixed at 3.40% thereafter, with monthly installments through November 2031	1,966,823	—

(j) Multiple Disbursement Note – variable interest rate through October 2021, fixed at 4.75% thereafter, with monthly installments through November 2031	653,934	—
(k) Note Payable – fixed interest rate of 4.89% with monthly installments through February 2029	386,138	431,485
(l) Note Payable – fixed interest rate of 4.75% with monthly installments through February 2029	4,751,148	5,223,833
(m) Note Payable – fixed interest rate of 4.75% with monthly installments through February 2029	501,566	560,752
(n) Paycheck Protection Program loans – forgiven in FY 2021	—	1,173,591
Vehicle loans - variable interest rate ranging from 3.30% to 5.83%	446,546	564,718
Total long-term debt	52,552,864	50,562,694
Less current installments	6,407,545	6,271,068
Long-term debt less current installments	$46,145,319	$44,291,626

The aggregate maturities of long-term debt for each of the five years subsequent to September 30, 2021 are as follows:

2022	$6,407,545
2023	$6,624,807
2024	$6,836,192
2025	$7,081,604
2026	$7,379,639

(a) On August 31, 2020, the Gas Company entered into a fourth amended replacement and restated credit agreement (“the August 2020 Credit Agreement”) with M&T Bank (“M&T”). The August 2020 Credit Agreement governs the Gas Company’s term note from November 2017 with an original principal of $29,000,000, the Gas Company’s multiple disbursement notes, and the Gas Company’s $8.0 million line of credit loan is subject to customary debt covenants. On November 30, 2017, the Gas Company entered into a long-term debt agreement with M&T for $29 million at a fixed rate of 4.16% with a ten year maturity. Principal and interest payments on this term note commenced on December 30, 2017, with 120 consecutive monthly payments of $296,651 due on the last day of each month, with the unpaid principal and any unpaid interest due and payable in full on November 30, 2027. This term note may be prepaid upon payment of a prepayment premium equal to the greater of 1% of the amount prepaid or the present value of the spread between the 4.16% fixed interest rate and the then current “market rate” based on the most recent U.S. Treasury Obligations with a term corresponding to the remaining period to the maturity date. This term note is subject to the terms of the August 2020 Credit Agreement.

(b) On May 23, 2018, Pike entered into a credit agreement (the “May 2018 Credit Agreement”) with M&T and refinanced its outstanding loan with M&T, issuing an $11.2 million term note pursuant to the May 2018 Credit Agreement. The note bears interest at 4.92%. The note is payable in 119 consecutive monthly payments of $118,763 plus accrued interest, beginning on June 23, 2018 with a final payment of unpaid principal and interest on the maturity date of May 23, 2028. The note is secured by all personal property of Pike. Pike will owe a pre-payment penalty of 1% on any pre-paid principal made in advance of the maturity date. This loan is subject to customary debt covenants.

(c) On August 15, 2018, the Gas Company entered into a $3.6 million multiple disbursement term note with M&T which permitted draws from time to time in accordance with its terms until October 31, 2018 at which time amounts outstanding under the note totaling $3.6 million converted to a ten year term loan to be payable in 119 equal monthly installments with an additional final installment of unpaid principal and interest due on November 30, 2028. Before converting to a term loan, the note bore interest at the one-month LIBOR rate plus 3%. After October 31, 2018, the interest rate was fixed at 4.71%. This term note is subject to the terms of the August 2020 Credit Agreement.

(d) On June 27, 2019, the Gas Company entered into a $3.127 million multiple disbursement term note with Manufactures and Traders Trust Company Bank (“M&T”) which permitted draws from time to time for capital expenditures in accordance with its terms until October 31, 2019 at which time amounts outstanding under the note totaling $3.127 million converted to a ten year term loan, payable in 119 equal monthly installments with an additional final installment of unpaid principal and interest due on November 30, 2029. Before converting to a term loan, borrowings on the note had a variable interest rate of the one-month LIBOR rate plus 3%. After October 31, 2019, the interest rate was fixed at 3.51%. This term note is subject to the terms of the August 2020 Credit Agreement.

(e) On June 27, 2019, Pike entered into a $2.072 million multiple disbursement term note with M&T which permitted draws from time to time for capital expenditures in accordance with its terms until October 31, 2019 at which time amounts outstanding under the note totaling $2.072 million converted to a ten year term loan, payable in 119 equal monthly installments with an additional final installment of unpaid principal and interest due on November 30, 2029. Before converting to a term loan, borrowings on the note had a variable interest rate of the one-month LIBOR rate plus 3%. After October 31, 2019, the interest rate was fixed at 3.51%. This term note is subject to the terms of the August 2020 Credit Agreement.

(f) On August 31, 2020, Corning Gas entered into a $3.718 million multiple disbursement term note with M&T which permitted draws from time to time to pay down $250,000 of existing M&T debt and for capital expenditures in accordance with its terms until October 31, 2020 at which time amounts outstanding under the note totaling $3.718 million converted to a ten year term loan, payable in 119 equal monthly installments with an additional final installment of unpaid principal and interest due on November 30, 2030. Before converting to a term loan, borrowings on the note had a variable interest rate of 3.0% plus the greater of one-month LIBOR or 0.5%. After October 31, 2020, the interest rate was fixed at 3.5%. This term note is subject to the terms of the June 2021 Credit Agreement.

(g) On October 13, 2020, Pike entered into a $1.315 million multiple disbursement term note with M&T which permitted draws from time to time for capital expenditures until it converted into a 10 year term loan, payable in 119 equal monthly installments with an additional final installment of unpaid principal and interest due on March 15, 2021. At March 31, 2021, the interest rate was fixed at 3.4%.

(h) On June 25, 2021, Corning Gas entered into a $4.665 million multiple disbursement term note with M&T Bank to retire $850,000 of existing short term debt and which permitted draws from time to time for capital expenditures in accordance with its terms until October 31, 2021 at which time amounts outstanding under the note converted to a ten year term loan, with the final installment of unpaid principal and interest due on October 31, 2031. Before converting to a term loan, borrowings on the note had a variable interest rate of 2.9% plus one-month LIBOR with a floor of 3.4%. After October 31, 2021, the interest rate was fixed at 3.40%. This term note is subject to the terms of the August 2020 Credit Agreement.

(i) On August 19, 2021, Pike entered into a $2.21 million multiple disbursement term loan with M&T Bank for capital expenditures and pipeline repairs which permitted draws from time to time until October 31, 2021, at which time amounts outstanding under the loan converted to a ten-year term, loan with the final installment of unpaid principal and interest due on October 31, 2031. The Note bears interest at a variable rate equal to 2.9% plus the one-month LIBOR rate, with a floor of 3.4%. After October 31, 2021, the interest rate is fixed at 3.40%. In connection with the Loan, Pike entered into a fifth amended replacement and restated credit agreement with M&T Bank (the “Credit Agreement”). The Credit Agreement contains various affirmative and negative covenants including, among others: (i) Pike must maintain a “Total Funded Debt to Tangible Net Worth” ratio of not greater than 1.40 to 1.0, a “Total Funded Debt to EBITDA” ratio of not greater than 3.75 to 1.0, and a minimum “Minimum Debt Service Coverage Ratio” of not less than 1.10 to 1.0, in each case measured quarterly based on Pike’s trailing twelve month operating performance; (ii) Pike must deliver to M&T Bank quarterly and annual financial statements, compliance and other documents; and (iii) Pike may not sell all or substantially all of its assets, acquire substantially all of the asset of any other entity, do business under any assumed name, materially change its business, purposes, structure or operations which could materially adversely affect Pike, or engage in any merger, consolidation or other similar transaction.

(j) On April 14, 2021, Leatherstocking entered into a $0.800 million multiple disbursement term loan with Wayne Bank which permitted draws from time to time for capital expenditures until it converted into a term loan payable in 119 monthly installments with an additional final installment of unpaid principal and interest due on October 31, 2031. The loan balance at September 30, 2021, was $653,934. At October 31, 2021, the loan balance was $800,000. The interest rate is 4.75% for the entire term of the loan.

(k) On December 4, 2018, Pike entered into a demand note with M&T for $510,000, payable in 364 days unless otherwise converted into a term note. On February 1, 2019 Pike converted the $510,000 demand note to a 10 year term loan with a fixed interest rate of 4.89% and monthly principal and interest payments of $5,397.

(l) On March 11, 2019, Leatherstocking Gas received a $6,000,000 10 year term loan from Wayne Bank. Most of the borrowed funds were used to retire debt from a predecessor lender. The interest rate for the first five years of the loan is a fixed rate of 4.75%. For years six through ten, the rate will be equal to the five year U.S. Treasury rate plus 2.25%. Prepayment penalties apply. The loan is secured by Leatherstocking Gas and Leatherstocking Pipeline assets, and is guaranteed by Leatherstocking Pipeline. The monthly principal and interest payment for this loan is $ 63,108. The term loan is subject to the terms of a March 2019 Credit Agreement. In October of 2021, this loan was restructured to lock in the interest rate at 4.75% for the remaining term of the loan. See Note 17, Subsequent Events.

(m) On August 30, 2019, Leatherstocking Gas received a $615,000 9.5 year term loan from Wayne Bank. This loan was designed to mirror the $6 million term loan described above. The interest rate for the first 5 years of the loan is a fixed rate of 4.75%. For the remaining 5 years, , the rate will be equal to the five-year U.S. Treasury rate plus 2.25%. Prepayment penalties apply. The loan is secured by Leatherstocking Gas and Leatherstocking Pipeline assets and is guaranteed by Leatherstocking Pipeline. The monthly principal and interest payment for this loan is $ 6,745. The term loan is subject to the term of an August 2019 credit agreement. In October of 2021, this loan was restructured to lock in the interest rate at 4.75% for the remaining term of the loan. See Note 17, Subsequent Events.

(n) On May 6, 2020, Corning Gas received a $970,900 loan under the U.S. Small Business Administration’s Paycheck Protection Program (“PPP Loan”). On April 28, 2020, Pike received a $137,200 PPP Loan. On July 7, 2020, Leatherstocking received a $65,491 PPP Loan. During FY 2021, all the PPP Loan amounts received were forgiven by the U.S. Small Business Administration. Income from PPP Loan forgiveness for all three loans is included in Other income (expense) in the consolidated statements of income. On March 18, 2021, the NYPSC issued an order requesting information designed to determine the proper disposition of the Corning Gas PPP Loan proceeds. This order was issued prior to the date that the PPP Loans were forgiven. On May 13, 2021, the Company responded to the order by supporting its position that the Company intended to use the entire amount of loan proceeds to fund lost commercial revenues caused by the pandemic, COVID related operating costs, and increased customer uncollectible accounts. The NYPSC has not responded to the Company’s submission. The Company has recorded a regulatory liability of approximately $490,000, pending the outcome of the Company’s response to the NYPSC order.

On January 15 2021, Corning Gas borrowed $850,000 from M&T for a three-month period ending on April 15, 2021. The loan was used primarily to pay for transaction costs incurred in connection with our planned merger with Argo, and to pay pension and other operating expenses. The note bears an interest rate of 2.6% plus the one-month LIBOR rate with a floor of 3.1%. This note was repaid in full from the proceeds of the Company’s construction loan with M&T that was signed on June 25, 2021.

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

On various dates in 2021, PPP Loans in the amount of $1,173,591 were forgiven by the United States Small Business Administration and were recorded as cancellation of debt income.

The Company was in compliance with all of its loan covenants as of September 30, 2021.

(7) Lines of Credit

The Gas Company has a revolving line of credit of $8.0 million with M&T subject to the August 2020 Credit Agreement. Outstanding amounts bear interest at a variable rate determined by the Gas Company’s funded debt to EBITDA ratio calculated ninety days after the end of each quarter added to the daily LIBOR rate. This line was renewed under the same terms with no expiration date. The amount outstanding under this line on September 30, 2021 was approximately $4.7 million with an interest rate of 3.1%. The maximum amount outstanding during FY 2021 was $8 million.

On August 31, 2016, Pike entered into an agreement with M&T for a $2.0 million revolving line of credit at an interest rate equal to LIBOR plus 2.75% with principal repayable on demand by the lender. This line was renewed under the same terms with no expiration date. The amount outstanding under this line on September 30, 2021 was approximately $1.7 million with an interest rate of 3.25%. The maximum amount outstanding during FY 2021 was $1,956,169. The agreement contains various affirmative and negative covenants of Pike including, (i) a total funded debt to tangible net worth ratio of not greater than 1.4 to 1.0, (ii) a total funded debt to EBITDA ratio of not greater than 3.75 to 1.0, and (iii) a minimum cash flow overage of not less than 1.1 to 1.0, with each of the financial covenants measured quarterly based on Pike’s trailing twelve month operating performance and fiscal quarterly financial statements commencing with the period ended September 30, 2017; compliance, accounting, and financial statement requirements, and prohibitions on changes in management or control, any sale of all or substantially all of its assets, acquisitions of substantially all the asset of any other entity, or other material changes to its business, purposes, structure or operations which could materially adversely affect Pike.

On March 11, 2019, Leatherstocking Gas extended an existing $1.0 million line of credit from Wayne Bank to a maximum amount of $1.5 million. The line of credit is for an indefinite period, is guaranteed by Leatherstocking Pipeline, and is secured by Leatherstocking Gas and Leatherstocking Pipeline assets. The interest rate on funds borrowed under the line of credit is the prime rate (3.25% at September 30, 2021). The amount outstanding under this line on September 30, 2021 was approximately $1.3 million. The line of credit is subject to a March 2019 credit agreement.

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

In accordance with FASB ASC No. 480, because of the mandatory redemption feature, Series A Cumulative Preferred Stock is treated as a liability. The issuance costs are treated as debt issuance costs and will be amortized over the life of the instrument and a direct reduction of the Preferred A shares on the balance sheet. Unamortized debt issuance costs were $20,303 and $30,455 at September 30, 2021 and 2020, respectively. Dividends are recorded as interest expense. As of September 30, 2021, $97,725 was accrued for the dividend paid on October 15, 2021. As of September 30, 2020, $97,725 was accrued for the dividend paid on October 15, 2020. Preferred A dividends recorded as interest expense for FY 2021 and FY 2020 were $390,900 and $334,650, respectively.

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

In accordance with FASB ASC No. 480, Series B Cumulative Preferred Stock is not considered mandatorily redeemable as a result of the conversion feature presenting a contingency related to the redemption dates. Accordingly, this is not considered a liability. However, as a result of the decision related to conversion and not reaching redemption resting with the holder, this instrument has been classified as temporary equity in accordance with ASC 480. The Company determined that bifurcation of the embedded conversion option feature was not required. Upon conversion, the instrument would be reclassified as permanent equity. Dividends will be recorded each period in the consolidated statement of changes in stockholders’ equity and began to accrue July 1, 2016. As of September 30, 2021, $61,066 was accrued for dividends paid on October 15, 2021. As of September 30, 2020, $61,066 was accrued for dividends paid on October 15, 2020. The issuance costs of approximately $150,000 reduce the initial proceeds and will be accreted until redemption or conversion.

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

In accordance with FASB ASC No. 480, because of the mandatory redemption feature, Series C Cumulative Preferred Stock is treated as a liability. The issuance costs are treated as debt issuance costs and will be amortized over the life of the instrument and a direct reduction of the Preferred C shares on the balance sheet. Unamortized debt issuance costs were $1,277 and $1,524 at September 30, 2021 and 2020, respectively. Dividends are recorded as interest expense. As of September 30, 2021, $67,500 was accrued for the dividend paid on October 15, 2021. As of September 30, 2020, $67,500 was accrued for the dividend paid on October 15, 2020. Preferred C dividends recorded as interest expense for FY 2021 and FY 2020 were $270,000 and $141,750, respectively.

(9) Stockholders’ Equity and Stock-based Compensation

For FY 2021, there were a total of 11,030 shares of common stock issued for $78,711 of services and $51,749 in connection with the DRIP (dividend reinvestment program). For FY 2020, there were a total of 25,487 shares of common stock issued for $177,675 of services and $201,940 in connection with the DRIP (dividend reinvestment program). Shares issued were as follows:

	Year ended September 30, 2021		Year ended September 30, 2020
	Shares	Amount	Shares	Amount
Dividend reinvestment program (DRIP)	3,380	$51,749	12,287	$201,940
Directors	3,150	40,163	12,600	167,041
Leatherstocking Gas Company	—	—	600	10,634
Officers	4,500	38,548	—	—
Total	11,030	$130,460	25,487	$379,615

Stock Options:

On each of September 22, 2021 and August 31, 2020, immediately vested options to purchase 10,000 shares of the Company’s common stock were issued to the Company’s CFO. There were no stock options outstanding as of October 1, 2019. The following table summarizes this activity:

			Weighted
		Weighted	Average
	Number of	Average	Remaining
	Options	Exercise Price	Life (years)
Outstanding at September 30, 2019	—	—	—
Granted	10,000	$16.50	—
Exercised	—	—	—
Expired or Forfeited	—	—	—
Outstanding at September 30, 2020	10,000	$16.50	9.92
Granted	10,000	$23.50	—
Exercised	—	—	—
Expired or Forfeited	—	—	—
Outstanding at September 30, 2021	20,000	$19.75	9.45

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

The following table summarizes the assumptions used to compute the fair value of the stock options granted:

	Year ended	Year ended
	September 30, 2021	September 30, 2020
Assumptions for Black-Scholes:
Expected term in years	0.75	5.0
Volatility	29.54%	22.55%
Risk-free interest rate	0.08%	0.28%
Dividend yield	2.66%	3.52%

Value of options granted:
Weighted average fair value per option	$1.75	$1.95
Fair value of options granted	$17,500	$19,505

Dividends:

Dividends on shares of common stock are accrued when declared by the board of directors. As of September 30, 2021, $469,230 was accrued for dividends paid on October 15, 2021 to stockholders of record on September 30, 2021. As of September 30, 2020, $468,235 was accrued for dividends paid on October 15, 2020 to stockholders of record on September 30, 2020. Total dividends for FY 2021 and FY 2020 were $1,879,591 and $1,843,983, respectively.

(10) Investment in Joint Ventures

The Holding Company had an interest in Leatherstocking Gas and Leatherstocking Pipeline, each of which was a joint venture with Mirabito Regulated Industries, LLC (“Mirabito”), accounted for by the equity method. On July 1, 2020, Leatherstocking Gas Company, LLC distributed to its members franchises, engineering and gas pipeline assets located in New York having a book value of $0.532 million. These assets were then contributed to the equity of Leatherstocking Gas Company of New York, Inc. The Company owns 50% of the common shares of the newly formed Leatherstocking Gas Company of New York, Inc. and accounts for this investment using the equity method of accounting. Mirabito has the option to acquire the Company’s interests in Leatherstocking Gas Company of New York, Inc., for a purchase price of $100,000, beginning on the earlier of a change in control of the Company, or July 1, 2021, and ending on June 30, 2023. On October 5, 2021, Mirabito notified the Company that it has exercised its option to acquire the Company’s interest in Leatherstocking Gas Company of New York. This transaction has not yet been consummated. Also on July 1, 2020, the Company completed the acquisition of its partner’s 50% interests in Leatherstocking Gas Company, LLC, and Leatherstocking Pipeline Company, LLC. See Note 16.

The following table represents the Holding Company’s investment activity in the Joint Ventures at September 30, 2021 and September 30, 2020:

	2021	2020
Beginning balance in investment in joint ventures	$264,640	$2,597,919
Acquisition of previously unowned 50% interest in the Leatherstocking Companies	—	(2,281,351)
Cost adjustment	(808)	—
Loss in joint ventures during year	(2,652)	(51,928)
Ending balance in joint ventures	$261,180	$264,640

As of and for the year ended September 30, 2021, the Joint Venture had assets of $0.528 million, liabilities of $0 million and a net loss of approximately ($5,000). As of and for the year ended September 30, 2020, the Joint Venture had assets of $0.527 million, liabilities of $0 million and combined net losses of approximately ($104,000).

(11) Income Taxes

Income tax expense for the years ended September 30 is as follows:

	2021	2020
Current	$17,732	$(272,079)
Deferred	446,070	1,232,417
Total	$463,802	$960,338

Actual income tax expense differs from the expected tax expense computed at the statuary rate of 21.00% for the years ended September 30, 2021 and September 30, 2020 as follows:

	2021	2020
Expected federal tax expense	$417,628	$873,956
PPP Forgiveness	(246,454)	—
AMT credit refund	—	(272,079)
Preferred dividends	146,302	100,566
State tax expense (net of federal)	145,538	291,388
Other, net	788	(33,493)
Actual tax expense	$463,802	$960,338

The tax effects of temporary differences that result in deferred income tax assets and liabilities at September 30 are as follows:

	2021	2020
Deferred income tax assets:
NOL carryforwards	$2,592,109	$2,116,346
Post-retirement benefit obligations	1,709,186	2,592,958
Customer contribution	1,339,331	1,290,631

Deferred compensation reserve	389,864	375,720
Regulatory reconciliation tax assets	51,501	434,833
Total deferred income tax assets	6,081,991	6,810,488

Deferred income tax liabilities:
Property, plant and equipment, principally due to differences in depreciation	10,602,097	9,653,332
Pension benefit obligations	1,434,480	2,119,400
Regulatory reconciliation tax liabilities	671,802	1,120,246
Bargain purchase	665,456	665,456
Recoverable fuel costs	508,801	428,093
Storm costs	289,130	336,618
Unbilled revenue	60,078	63,175
Total deferred income tax liabilities	14,231,844	14,386,320

Net deferred income tax liabilities	$8,149,853	$7,575,832

As of September 30, 2021,the Company has a federal net operating loss carryforward of $4.9 million, of which $3.39 million will expire if unused in FY 2032 through 2037, and New York and Pennsylvania state tax net operating loss carry forwards of approximately $12.1 million, which will expire if unused in FY 2034 through 2040 as of September 30, 2021 that begin to expire in 2032. As of September 30, 2020, the net operating loss carry forwards were $3.8 million for federal and $7.9 million for state. The Company paid state income tax in FY 2021 in the amount of $12,500.

The alternate minimum tax (“AMT”) credit carryover of $0.3 million along with estimated tax payments of $69,698, were refunded in the third quarter of fiscal 2020. The Company paid no income taxes during FY 2020.

The NYSPSC issued an order in Case 17-M-0815 that required the Company to quantify the amount of the deferred taxes that are due customers as a result of the 2017 Tax Act. The PAPUC issued a similar order in Case M-2018-2641242. The estimated amount due customers has been recorded as regulatory liability in the amount of $3,243,054, at 2020. The impact of the change in the Tax Act on deferred regulatory balances per Case 17-M-0815 was reflected in customer rates effective February 1, 2021. The impact of the change in the Tax Act on deferred regulatory balances per Case M-2018-2641242 was reflected in customer rates effective July 28, 2021.

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

(12) Pension and Other Post-Retirement Benefit Plans

There are currently three covered participants related to the deferred compensation obligation that are all former officers. The liability on the consolidated balance sheets represents the present value of the future obligation. In 1997, the Gas Company established a trust (the Rabbi Trust) to fund a deferred compensation plan for certain officers. The fair market value of assets in the trust was $2,285,971 (plus $51,359 in additional stock) and $2,162,421 (plus $30,700 in additional stock) at September 30, 2021 and 2020, respectively, and the plan liability, which is labeled as deferred compensation on the consolidated balance sheets, was $1,417,686 and $1,366,256 at September 30, 2021 and 2020, respectively. The assets of the trust are available to general creditors in the event of insolvency. In 2021, the mortality assumption was based on the 2008 VBT Primary Male Smoker tables with generational improvements using scale MP-2020 for two of the covered participants which resulted in an increase in the liabilities of $51,430.

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

In addition to the Gas Company’s defined benefit pension plans, the Gas Company offers post-retirement benefits comprised of medical and life coverage to its employees who meet certain age and service criteria. For union participants who retire on or after September 2, 1992, the Gas Company cost for post-retirement benefits is contractually limited and will not exceed $150 per month. This contract is in effect until April 3, 2023. The monthly benefit for all non-union employees, who retire between the ages of 62 and 65, will be the lesser of 40% of the retiree’s plan premium or $150. After age 65, the Gas Company pays up to $150 a month for the cost of the retiree’s supplemental plan. In addition, the Gas Company offers limited life insurance coverage to active employees and retirees. The post-retirement benefit plan is not funded. The Gas Company accrues the cost of providing post-retirement benefits during the active service period of the employee.

The following table shows reconciliations of the Gas Company’s pension and post-retirement plan benefits as of September 30:

	Pension Benefits		Post-retirement Benefits
	2021	2020	2021	2020
Change in benefit obligations:
Benefit obligation at beginning of year	$27,235,928	$25,599,774	$1,299,366	$1,334,577
Service cost (excluding expected expenses)	695,490	649,444	18,957	18,533
Interest cost	963,834	985,296	27,891	37,021
Participant contributions	—	—	116,848	101,339
Actuarial gain (loss)	(303,614)	1,265,309	41,303	(10,472)
Benefits paid	(1,337,900)	(1,263,895)	(191,498)	(181,632)
Curtailments	—	—	—	—
Benefit obligation at end of year	27,253,738	27,235,928	1,312,867	1,299,366
Change in plan assets:
Fair value of plan assets at beginning of year	19,460,425	17,540,516	—	—
Actual return on plan assets	2,859,830	1,859,129	—	—
Company contributions	511,266	1,423,285	74,650	80,293
Participant contributions	—	—	116,848	101,339
Benefits paid	(1,445,004)	(1,362,505)	(191,498)	(181,632)
Fair value of plan assets at end of year	21,386,517	19,460,425	—	—
Funded status	(5,867,221)	(7,775,503)	(1,312,867)	(1,299,366)
Unrecognized net actuarial loss/(gain)	3,475,499	6,161,807	63,168	23,547
Unrecognized prior service cost	—	—	106,673	121,911
(Accrued) prepaid benefit cost	(2,391,722)	(1,613,696)	(1,143,026)	(1,153,908)
Accrued contribution	—	—	—	—

Amounts recognized in the consolidated balance sheets consists of:
accrued benefit liability	(5,867,221)	(7,775,503)	(1,312,867)	(1,299,366)

Amounts recognized in the balance sheets consist of:
Accrued pension cost as of beginning of fiscal year	(1,613,696)	(1,710,951)	(1,153,908)	(1,162,051)
Pension (cost)	(1,187,753)	(1,289,292)	(63,768)	(72,150)
Contributions	511,266	1,423,285	—	—
Change in receivable contribution	(101,539)	(36,738)	—	—
Net benefits paid	—	—	74,650	80,293
Accrued pension cost as of end of fiscal year	(2,391,722)	(1,613,696)	(1,143,026)	(1,153,908)

Fair value of plan assets at end of year
Cash and equivalents	$416,726	$1,958,521	—	—
Government and agency issues	4,120,431	2,610,037	—	—
Corporate bonds	3,455,460	3,241,935	—	—
Fixed index funds	—	764,720	—	—
Fixed income	1,545,879	1,625,944	—	—
Equity securities	10,845,308	9,259,268	—	—
Other assets	1,002,713	—	—	—
	$21,386,517	$19,460,425	—	—

The funded status of both plans totaling a deficiency of approximately $7.2 million and $9.1 million at September 30, 2021 and 2020, respectively, are included in pension costs and post-retirement benefits on the consolidated balance sheets along with an additional pension regulatory liability of approximately $341,000 and $333,000 as of September 30, 2021 and September 30, 2020, respectively for amounts owed to customers. In the fourth quarter of fiscal 2015 the Gas Company determined that it meets the criteria to record these items as a regulatory asset in accordance with FASB ASC No. 980-715-25-5.

Amortization of unrecognized net loss for the Retirement Plan for the fiscal year ending September 30, 2021:

1	Projected benefit obligation as of September 30, 2021	$27,253,738
2	Plan assets at September 30, 2021	$21,386,517
3	Unrecognized loss as of September 30, 2021	$3,475,499
4	Ten percent of greater of (1) or (2)	$2,725,374
5	Unamortized loss subject to amortization - (3) minus (4)	$750,125
6	Active future service of active plan participants expected to receive benefits	13.23
7	Minimum amortization of unamortized net loss - (5)/(6)	$56,716
8	Amortization of loss for 2021-2022	$699,451

Amortization of unrecognized net loss for the Post-Retirement Plan for the fiscal year ended September 30, 2021:

Unrecognized net loss at October 1, 2020 subject to amortization	$106,673

Amortization period	14.9 years
Amortization for 2021 - 2022 (loss divided by period)	$7,159

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

	Pension Benefits		Post-retirement Benefits
	FY 2021	FY 2020	FY 2021	FY 2020
Components of net period benefit cost:
Service cost	$794,490	$744,444	$18,957	$18,533
Interest cost	963,834	985,296	27,891	37,021
Expected return on plan assets	(1,445,657)	(1,300,997)	—	—
Amortization of prior service	—	—	15,238	13,979
Amortization of unrecognized actuarial loss	976,625	897,287	1,682	2,617
Net periodic benefit cost	$1,289,292	$1,326,030	$63,768	$72,150

For ratemaking and financial statement purposes, pension and post-retirement represents the amount approved by the NYPSC in the Gas Company’s most recently approved rate case. Pension and post retirement expense (benefit) for ratemaking and financial statement purposes was $941,428 and $933,454 for FY 2021 and FY 2020, respectively. The difference between the pension expense (benefit) for ratemaking and financial statement purposes, and the amount computed above has been deferred as regulatory assets and are not included in the prepaid pension cost noted above. The cumulative amounts deferred equal $1,257,326 and $1,045,574 as of September 30, 2021 and 2020, respectively.

	Pension Benefits		Post-retirement Benefits
	2021	2020	2021	2020
Weighted average assumptions used to determine net
period cost at September 30:
Discount rate	3.64%	3.64%	2.53%	2.21%
Salary increases	3.50%	3.50%	N/A	N/A
Expected return on assets	6.50%	7.50%	N/A	N/A

For FY 2021 and FY 2020, the discount rate was prepared by utilizing an analysis of the plan’s expected future cash flows and high-quality fixed-income investments currently available and expected to be available during the period to maturity of the pension benefits. The discount rate used is an estimate of the rate at which a defined benefit pension plan could settle its obligations. Rather than using a rate and curve developed using a bond portfolio, this method selects individual bonds to match to the expected cash flows of the Plan. Management feels this provides a more accurate depiction of the true cost to the Plan to settle the obligations as the Plan could theoretically go into the marketplace and purchase the specific bonds used in the analysis in order to settle the obligations of the Plan.

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

For measurement purposes, an annual rate of increase in the per capita cost of covered benefits (health care cost trend rate) of 6.75% for pre-65 year old medical, 4.40% for post 65 year old medical, and 6.75% for prescription drug benefits was assumed for FY 2022.

The Gas Company contributed $511,266 and $1,423,285 to the Retirement Plan during FY 2021 and FY 2020, respectively.

The estimated pension plan benefit payments are as follows:

2022	$1,485,220
2023	$1,493,007
2024	$1,529,429
2025	$1,599,886
2026	$1,596,310
2027+	$7,684,137

The Gas Company also maintains the Corning Natural Gas Corporation Employee Savings Plan (the “Savings Plan”). All employees of the Gas Company who work for more than 1,000 hours per year and who have completed one year of service may enroll in the Savings Plan at the beginning of each calendar quarter. Under the Savings Plan, participants may contribute up to 50% of their wages subject to limits imposed by ERISA and federal tax law. For all employees, the Gas Company matches one-half of the participant’s contribution up to a total of 6% of the participant’s wages. The plan is subject to the federal limitation. The Gas Company contribution to the plan were $114,463 in FY 2021 and $105,225 in FY 2020.

(13) Segment Reporting

The Company’s reportable segments have been determined based upon the nature of the products and services offered, customer base, availability of discrete internal financial information, homogeneity of products, delivery channel and other factors.

The Corning Natural Gas Corporation (the “Gas Company”) is a gas distribution company providing gas on a commodity and transportation basis to its customers in the Southern Tier of New York State. Pike County Light & Power Company (“Pike”) provides electricity and natural gas to Pike County, Pennsylvania. The Holding Company is the parent company of all subsidiaries and has a 50% ownership in Leatherstocking New York. Leatherstocking Gas and Leatherstocking Pipeline are presented together as the Leatherstocking Companies in the table below. Leatherstocking Gas provides natural gas service to customers in northeast Pennsylvania. Leatherstocking pipeline has had no revenues since 2018. Corning Natural Gas Appliance Corporation’s (the “Appliance Company”) information is presented with the Holding Company as it is has little activity.

The following table reflects the results of the segments consistent with the Holding Company’s internal financial reporting process. The following results are used in part, by management, both in evaluating the performance of, and in allocating resources to, each of the segments.

For the year ended September 30, 2021

	Gas Company	Pike	Leatherstocking Companies*	Holding Company	Total Consolidated

Total electric utility revenue	$—	$8,374,121	$—	$—	$8,374,121
Total gas utility revenue	$23,728,350	$1,869,235	$1,263,839	$—	$26,861,424
Investment income	$390,952	$—	$—	$67	$391,019
Equity investment (loss)	$—	$—	$—	$(2,652)	$(2,652)
Net income (loss)	$2,482,074	$564,361	$(306,420)	$(1,215,112)	$1,524,903
Income tax expense (benefit)	$551,322	$210,772	$(115,379)	$(182,913)	$463,802
Interest expense	$1,758,821	$638,890	$326,744	$708,924	$3,433,379
Depreciation expense	$1,944,330	$956,294	$434,485	$3,660	$3,338,769
Amortization expense	$262,598	$358,765	$12,166	$48,024	$681,553
Total assets	$98,563,008	$32,070,853	$12,646,747	$774,139	$144,054,747
Capital expenditures	$7,176,122	$3,051,225	$760,744	$—	$10,988,091
* acquired July 1, 2020

For the year ended September 30, 2020

	Gas Company	Pike	Leatherstocking Companies*	Holding Company	Total Consolidated

Total electric utility revenue	$—	$7,000,667	$—	$—	$7,000,667
Total gas utility revenue	$23,807,233	$1,446,654	$131,331	$—	$25,385,218
Investment income	$181,978	$—	$—	$133	$182,111
Equity investment (loss)	$—	$—	$—	$(51,928)	$(51,928)
Net income (loss)	$3,198,642	$295,258	$(124,639)	$(167,903)	$3,201,358
Income tax expense (benefit)	$1,236,697	$156,769	$(54,597)	$(378,531)	$960,338
Interest expense	$1,284,074	$669,002	$89,729	$524,259	$2,567,064
Depreciation expense	$1,880,619	$658,667	$78,439	$3,660	$2,621,385
Amortization expense	$278,408	$401,882	$3,042	$47,859	$731,191
Total assets	$94,147,736	$29,165,796	$12,326,387	$819,387	$136,459,306
Capital expenditures	$6,686,081	$1,986,081	$—	$—	$8,672,162
*from July 1, 2020

(14) Commitments and Contingencies

The Gas Company is a local distribution company and has contracted for gas supply from various sources to provide the commodity to the city gates. The city gate is the transfer point at which we take ownership of the gas supply from local producers and interstate pipelines and billing metering starts. The Gas Company maintains storage capacity of approximately 736,000 dekatherms. The Gas Company is responsible for managing its gas supply assets. At September 30, 2021, the Gas Company had 586,655 dekatherms at a cost of $1,366,341 in storage. As the result of these actions, we anticipate that the Gas Company will have sufficient gas to supply our customers for the 2021-2022 winter heating season. At September 30, 2020, the Gas Company had 573,609 dekatherms at a cost of $995,341 in storage. The contract with O&R should provide sufficient electricity and natural gas to supply Pike for the 2021-2022 winter heating and summer cooling. Leatherstocking Gas has a supply agreement with Cabot Oil and Gas that expires in August of 2026.

The Gas Company has secured the NYPSC required fixed price and storage gas supply for the winter season and is managing its gas storage and gas contracts to assure that the Gas Company follows its gas supply and acquisition plan. The gas supply plan is a formal document that defines how we acquire natural gas to supply our customers. The plan is submitted to the NYPSC every year and adherence to the plan is a regulatory mandate. Assuming no extraordinary conditions for the winter season, gas supply, both flowing and storage, will be adequate to serve our customers.

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

(15) Related Party Transactions

Related party receivables are expenditures paid on behalf of the Holding Company’s joint venture investments. The outstanding receivable as of September 30, 2021 and September 30, 2020 was $- and $9,032 respectively.

(16) Business Acquisition

On July 1, 2020, the Company completed the acquisition of its partner’s 50% interests in Leatherstocking Gas Company, LLC, and Leatherstocking Pipeline Company, LLC. Immediately before the acquisition, on July 1, 2020, Leatherstocking Gas Company, LLC distributed to its members franchises, engineering and gas pipeline assets located in New York having a book value of $0.532 million. These assets were then contributed to the equity of Leatherstocking Gas Company of New York, Inc. The Company owns 50% of the common shares of the newly formed Leatherstocking Gas Company of New York, Inc. and accounts for this investment using the equity method of accounting. In October of 2021, the Company’s joint venture partner notified the Company of its decision to exercise its option to acquire the Company’s 50% joint venture interest in Leatherstocking Gas Company of New York, Inc. (See Subsequent Events at Note 17). The acquisition of the Company’s partner’s 50% interest in the Leatherstocking Companies fits the Company’s goal of expanding its service offerings in northeast Pennsylvania.

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

The results of the Leatherstocking Companies are included in the Company’s consolidated operating results as of the date the acquisition was completed. The following unaudited pro forma information presents the Company’s consolidated operating results as if the Leatherstocking Companies had occurred at the beginning of FY 2020. The pro forma results do not purport to represent what the Company’s consolidated operating results actually would have been if the transaction had occurred at the beginning of FY 2020 or what the Company’s consolidated operating results will be in the future.

Fiscal Year Ended September 30,
2020
Total Revenue	$33,516,435
Net Income	$3,161,114

(17) Subsequent Events

On December 17, 2021, the Gas Company increased its line of credit with M&T Bank from $8 million to $8.5 million. The line of credit is secured by the Gas Company’s utility assets.

On December 8, 2021, the Holding Company issued to ACP Crotona Corp. 5,000 shares of newly authorized Series D Cumulative Preferred Stock at a per share price of $1,000 for an aggregate purchase price of $5,000,000. Series D Preferred shares pay a dividend of 1.5%. The Company intends to use the proceeds of the preferred stock issuance to pay down short term debt and to fund capital projects, primarily at Pike and at Leatherstocking. In the event that the Argo merger is not consummated, and at the shareholder’s election, the Company must redeem these shares at an amount equal to the issuance price plus any unpaid dividends.

On November 12, 2021, the NYPSC Staff filed its testimony in the Company’s 2021 rate case (20-G-0394), recommending a rate increase of approximately $2.9 million for a one year case, plus reconciliations of several costs and expenses. The Staff position may modified, rejected or accepted by the NYPSC in its final order in Case 20-GT-0394. The NYPSC has been notified that settlement discussions among the parties in this case are scheduled to begin on December 16, 2021.

On October 12, 2021, Mirabito Regulated Industries, LLC, the 50% joint venture partner of Holding Company in Leatherstocking Gas Company of New York, Inc., notified the Holding Company that it intends to exercise its option to acquire the Holding Company’s 50% joint venture interest in Leatherstocking Gas Company of New York, Inc. for an amount equal to its option price of $100,000. The transaction is scheduled to close on or before December 31, 2021. The Company expects to realize a pre tax loss on this transaction of approximately $158,000.

On October 5, 2021, Leatherstocking Gas Company amended two term loans with Wayne Bank whose balances on that date totaled $5,348,850. The loans are scheduled to be fully paid in March of 2029 and in August of 2029. The amendment locked in the current interest rate of 4.75% for the remaining term of the loans, and the Holding Company guaranteed these loans. Prior to amendment, these loans provided for a redetermination of interest rates in March and August of 2024, respectively.