Form 10-Q
period 2021-12-31
Corning Natural Gas Holding Corp
filed 2022-02-11
CIK 1582244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding as of February 11, 2022
Common Stock, $.01 par value	3,083,577

PART I

FINANCIAL INFORMATION

Item 1.Financial Statements

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	Unaudited
Assets	December 31, 2021	September 30, 2021

Plant:
Utility property, plant and equipment	$153,072,858	$150,540,525
Less: accumulated depreciation	(34,450,939)	(34,001,558)
Total plant, net	118,621,919	116,538,967

Investments:
Marketable securities at fair value	2,445,654	2,337,330
Investment in joint ventures	-	261,180
	2,445,654	2,598,510

Current assets:
Cash and cash equivalents	205,650	333,846
Customer accounts receivable, (net of allowance for uncollectible accounts of $137,337 and $82,040, respectively)	4,732,265	2,481,456
Other accounts receivable	601,154	748,655
Gas stored underground	1,384,810	1,366,341
Materials and supplies inventories	3,901,594	3,605,300
Prepaid expenses	1,209,294	1,746,336
Total current assets	12,034,767	10,281,934

Regulatory and other assets:
Regulatory assets:
Unrecovered gas and electric costs	2,714,323	1,986,198
Deferred regulatory costs	5,757,087	6,112,370
Deferred pension	4,889,585	4,902,666
Goodwill	918,121	918,121
Other	708,543	715,981
Total regulatory and other assets	14,987,659	14,635,336

Total assets	$148,089,999	$144,054,747

See accompanying notes to consolidated financial statements.

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	Unaudited
Liabilities and capitalization	December 31, 2021	September 30, 2021

Long-term debt, less current installments	$45,186,961	$46,145,319
Less: debt issuance costs	(231,911)	(237,162)
Total long-term debt	44,955,050	45,908,157

Redeemable preferred stock - Series A (Authorized 261,500 shares. Issued and outstanding: 260,600 shares at December 31, 2021 and September 30, 2021, less issuance costs of $17,766 and $20,303, respectively)	6,497,234	6,494,697

Redeemable preferred stock - Series C (Authorized 180,000 shares. Issued and outstanding: 180,000 shares at December 31, 2021 and September 30, 2021, less issuance costs of $1,215 and $1,277, respectively)	4,498,785	4,498,723

Redeemable preferred stock - Series D (Authorized 5,000 shares. Issued and outstanding: 5,000 shares at December 31, 2021) less issuance costs of $0	5,000,000	-

Current liabilities:
Current portion of long-term debt	6,171,645	6,407,545
Demand notes payable	4,900,000	5,397,294
Borrowings under lines-of-credit	6,971,173	7,668,557
Accounts payable	5,058,476	3,844,210
Accrued expenses	241,705	271,461
Customer deposits and accrued interest	1,667,637	1,519,576
Dividends declared	530,296	530,296
Total current liabilities	25,540,932	25,638,939

Deferred credits and other liabilities:
Deferred income taxes	8,326,467	8,149,853
Regulatory liabilities	2,890,452	2,969,076
Deferred compensation	1,462,974	1,417,686
Pension costs and post-retirement benefits	7,495,648	7,180,088
Other	1,029,679	1,344,416
Total deferred credits and other liabilities	21,205,220	21,061,119

Commitments and contingencies	-	-

Temporary equity:
Redeemable convertible preferred stock - Series B (Authorized 244,500 shares. Issued and outstanding: 244,263 shares at December 31, 2021 and September 30, 2021)	4,986,968	4,980,562
Common stockholders' equity:
Common stock ($.01 par value per share. Authorized 4,500,000 shares. Issued and outstanding: 3,083,577 shares at December 31, 2021 and 3,083,577 at September 30, 2021)	30,836	30,836
Additional paid-in capital	28,292,551	28,292,551
Retained earnings	7,081,575	7,148,246
Accumulated other comprehensive income	848	917
Total common stockholders' equity	35,405,810	35,472,550

Total liabilities and capitalization	$148,089,999	$144,054,747

See accompanying notes to consolidated financial statements.

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

	Three Months Ended
	December 31, 2021	December 31, 2020
Utility operating revenues:
Gas operating revenues	$7,712,650	$6,422,149
Electric operating revenues	2,765,623	1,897,249
Total utility operating revenues	10,478,273	8,319,398

Costs of sales:
Gas purchased	2,584,750	1,269,682
Electricity purchased	1,053,752	793,081
Total cost of sales	3,638,502	2,062,763

Gross margin	6,839,771	6,256,635

Cost and expense:
Operating and maintenance expense	3,234,481	3,356,754
Taxes other than income taxes	977,647	892,745
Depreciation	845,840	869,440
Other deductions, net	64,778	68,044
Total costs and expenses	5,122,746	5,186,983

Utility operating income	1,717,025	1,069,652

Other income and (expense):
Interest expense	(857,055)	(745,445)
Other expense	(95,501)	(135,009)
Investment income	108,499	143,726
Loss associated with joint venture	(164,003)	(1,701)
Rental income	7,638	7,638

Income from utility operations before income taxes	716,603	338,861

Income tax expense	(252,310)	(155,687)

Net income	464,293	183,174
Less Series B Preferred Stock Dividends	61,066	61,066
Net income attributable to common stockholders	$403,227	$122,108
Weighted average earnings per share:
Basic	$0.13	$0.04
Diluted	$0.13	$0.04

Average shares outstanding - basic	3,083,577	3,080,107
Average shares outstanding - diluted	3,087,315	3,080,107

See accompanying notes to consolidated financial statements

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended
	December 31, 2021	December 31, 2020
Net income	$464,293	$183,174
Other comprehensive income (loss):
Net unrealized (loss) on debt securities available for sale net of (benefit) of ($26) and ($1,056), respectively	(69)	(3,475)

Total comprehensive income	$464,224	$179,699

See accompanying notes to consolidated financial statements

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Common

Stockholders' Equity

For the Three Months ended December 31, 2021 and 2020

(Unaudited)

					Accumulated
			Additional		Other
	Number of	Common	Paid In	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	(Loss)	Total

Balances at September 30, 2021	3,083,577	$30,836	$28,292,551	$7,148,246	$917	$35,472,550

Dividends declared on common ($0.1525 per share)	-	-	-	(469,898)	-	(469,898)
Dividends declared on Preferred B shares ($0.25 per share)	-	-	-	(61,066)	-	(61,066)
Comprehensive income:
Change in unrealized loss on debt securities available for sale, net of income taxes	-	-	-	-	(69)	(69)
Net income	-	-	-	464,293	-	464,293
Balances at December 31, 2021	3,083,577	$30,836	$28,292,551	$7,081,575	$848	$35,405,810

					Accumulated
			Additional		Other
	Number of	Common	Paid In	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Income (Loss)	Total

Balances at September 30, 2020	3,072,547	$30,725	$28,144,702	$7,747,197	$10,891	$35,933,515

Issuance of common stock	11,030	111	96,918	-	-	97,029
Dividends declared on common ($0.1525 per share)	-	-	-	(469,897)	-	(469,897)
Dividends declared on Preferred B shares ($0.25 per share)	-	-	-	(61,066)	-	(61,066)
Comprehensive income:
Change in unrealized loss on debt securities available for sale, net of income taxes	-	-	-	-	(3,475)	(3,475)
Net income	-	-	-	183,174	-	183,174
Balances at December 31, 2020	3,083,577	$30,836	$28,241,620	$7,399,408	$7,416	$35,679,280

See accompanying notes to consolidated financial statements

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	December 31, 2021	December 31, 2020
Cash flows from operating activities:
Net income	$464,293	$183,174
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	845,840	869,440
Amortization of debt issuance cost	24,460	27,290
Non-cash pension expenses	235,357	235,357
Regulatory asset amortizations	87,728	155,446
Stock issued for services and stock option expense	-	45,280
Gain on sale of marketable securities	(21,764)	(26,464)
Unrealized gain on marketable securities	(72,152)	(114,258)
Deferred income taxes	252,310	155,687
Bad debt expense	52,308	85,185
Loss associated with joint venture	164,003	1,701

Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(2,155,616)	(1,611,464)
Gas stored underground	(18,469)	40,662
Materials and supplies inventories	(296,294)	(121,701)
Prepaid expenses	537,042	418,121
Unrecovered gas and electric costs	(728,125)	(33,888)
Deferred regulatory costs	257,353	(245,867)
Other	10,142	10,017
Increase (decrease) in:
Accounts payable	1,211,443	554,268
Accrued expenses	(29,756)	(13,463)
Customer deposits and accrued interest	148,061	280,474
Deferred compensation	45,288	46,277
Deferred pension costs & post-retirement benefits	93,284	(190,638)
Other liabilities and deferred credits	(469,057)	(64,755)
Net cash provided by operating activities	637,679	685,881

Cash flows from investing activities:
Purchases of securities, net of sales	(14,477)	(6,303)
Proceeds from sale of interest in joint venture	100,000	-
Amount received from related parties	-	9,032
Capital expenditures	(2,928,792)	(2,378,506)
Net cash used in investing activities	(2,843,269)	(2,375,777)

Cash flows from financing activities:
Net (repayments on) proceeds from lines-of-credit	(697,384)	2,162,565
Debt issuance costs paid	-	(6,602)
Dividends paid	(530,964)	(478,219)
Repayment of demand loan	(500,000)	-
Proceeds from issuance of Series D preferred stock	5,000,000	-
Proceeds under long-term debt	237,517	1,259,990
Repayment of long-term debt	(1,431,775)	(1,229,225)
Net cash provided by financing activities	2,077,394	1,708,509
Net (decrease) increase in cash and cash equivalents	(128,196)	18,613

Cash and cash equivalents at beginning of period	333,846	411,700

Cash and cash equivalents at end of period	$205,650	$430,313

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$633,526	$813,263
Income taxes	$-	$-
Non-cash financing activities:
Dividends paid with shares	$-	$51,749
Number of shares issued for dividends	-	3,380

See accompanying notes to consolidated financial statements

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 – Basis of Presentation

Corning Natural Gas Holding Corporation (“Holding Company”) was incorporated in New York in July 2013 to serve as a holding company for Corning Natural Gas Corporation (“Corning Gas” or the “Gas Company”) and its dormant subsidiary Corning Natural Gas Appliance Corporation (the “Appliance Company”), Pike County Light & Power Company (“Pike”), Leatherstocking Gas Company, LLC (“Leatherstocking Gas”), and Leatherstocking Pipeline Company, LLC (“Leatherstocking Pipeline”). Until December 31, 2021, the Holding Company also owned 50% of Leatherstocking Gas of New York, Inc. (“Leatherstocking NY”). As used in this document, the term “the Company” refers to the consolidated operations of the Holding Company, Gas Company, Pike, and Leatherstocking Gas and Leatherstocking Pipeline.

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

On January 12, 2021, Holding Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among Holding Company, ACP Crotona Corp. (“Parent”), and ACP Crotona Merger Sub Corp. (“Merger Sub”), pursuant to which Merger Sub will merge with and into Holding Company, and Holding Company will continue as the surviving corporation and a wholly owned subsidiary of Parent (the “Merger”). As a result of the Merger, shareholders of Holding Company will receive consideration for their shares in the following amounts: (i) $24.75 in cash, per share of common stock (the “Merger Consideration”); (ii) $25 per share of Series A preferred stock; (iii) $29.70 per share of Series B preferred stock; and (iv) $25 per share of Series C preferred stock. Amounts payable to all shareholders will include cash for any unpaid dividends. Parent and Merger Sub are affiliates of Argo Infrastructure Partners LP (“Argo”) and were formed by Argo in order to complete the Merger. The Merger is subject to, among other customary closing conditions, the approvals of the NYPSC and the PAPUC. On February 3, the PAPUC approved the Merger. In addition, the Merger requires the approval of the Company’s shareholders, which occurred at the Company’s annual shareholders meeting in May of 2021, and the expiration of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvement Act. The Merger Agreement also includes certain termination rights for both the Company and Parent and provides that, in connection with the termination of the Merger Agreement under specified circumstances, termination fees may be owed by the Company to Parent, depending on the circumstances surrounding a termination.

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

The consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Holding Company’s latest annual report on Form 10-K for the fiscal year ended September 30, 2021 (“Annual Report”), filed on December 17, 2021. These interim consolidated financial statements are unaudited.

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

Note 2 – Revenue From Contracts With Customers

The following tables present, for the three months ended December 31, 2021 and 2020 (“Q1 FY 2022” and “Q1 FY 2021”, respectively), revenue from contracts with customers as defined in Accounting Standards Codification (“ASC”) 606 (Revenue from Contracts with Customers), as well as additional revenue from sources other than contracts with customers, disaggregated by major source.

	For the three months ended December 31, 2021
	Revenues from	Other	Total utility
	contracts with	revenues	operating
	customers	(a)	revenues
Corning Gas:
Residential gas	$4,114,124	$59,983	$4,174,107
Commercial gas	607,543	-	607,543
Transportation	1,180,393	23,140	1,203,533
Street lights gas	136	-	136
Wholesale	704,200	-	704,200
Local production	69,065	-	69,065
Total Corning Gas	$6,675,461	$83,123	$6,758,584

Pike:
Residential gas	$454,488	$4	$454,492
Commercial gas	126,622	-	126,622
Total Pike retail gas	581,110	4	581,114

Residential electric	1,274,768	118,826	1,393,594
Commercial electric	1,331,176	-	1,331,176
Electric – street lights	40,853	-	40,853
Total Pike retail electric	2,646,797	118,826	2,765,623

Total Pike	$3,227,907	$118,830	$3,346,737

Leatherstocking Gas
Residential gas	$119,143	$-	$119,143
Commercial gas	115,993	-	115,993
Industrial sales	137,816	-	137,816

Total Leatherstocking Companies	372,952	-	372,952

Total consolidated utility operating revenue	$10,276,320	$201,953	$10,478,273

(a) Other revenues include revenue from alternative revenue programs, such as revenue decoupling mechanisms under New York gas rate plans and weather normalization clauses. This also reflects reductions in revenues resulting from the deferral as regulatory liabilities of the net benefits of the federal Tax Cuts and Jobs Act of 2017. See “Regulatory Matters” in Note 9.

	For the three months ended December 31, 2020
	Revenues from	Other	Total utility
	contracts with	revenues	operating
	customers	(a)	revenues
Corning Gas:
Residential gas	$3,393,723	$(113,032)	$3,280,691
Commercial gas	378,967	-	378,967
Transportation	1,127,974	51,428	1,179,402
Street lights gas	93	-	93
Wholesale	482,869	-	482,869
Local production	175,605	-	175,605
Total Corning Gas	$5,559,231	$(61,604)	$5,497,627

Pike:
Residential gas	$413,874	$(5,146)	$408,728
Commercial gas	111,450	-	111,450
Total Pike retail gas	525,324	(5,146)	520,178

Residential electric	977,919	(1,210)	976,709
Commercial electric	887,934	-	887,934
Electric – street lights	32,606	-	32,606
Total Pike retail electric	1,898,459	(1,210)	1,897,249

Total Pike	$2,423,783	$(6,356)	$2,417,427

Leatherstocking Gas
Residential gas	$138,832	-	$138,832
Commercial gas	117,028	-	117,028
Industrial sales	148,484	-	148,484

Total Leatherstocking Companies	404,344	-	404,344

Total consolidated utility operating revenue	$8,387,358	$(67,960)	$8,319,398

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

Note 3 – Pension and Other Post-Retirement Benefit Plans

	Pension Benefits		Other Benefits
	Three Months Ended December 31,		Three Months Ended December 31,
	2021	2020	2021	2020
Service Cost	$220,073	$198,623	$5,807	$4,739
Interest Cost	241,251	240,959	8,012	6,973
Expected return on plan assets	(339,249)	(361,414)	-	-
Amortization of prior service cost	-	-	3,810	3,810
Amortization of net (gain) loss	174,863	244,156	993	421
Net periodic benefit cost	$296,938	$322,324	$18,622	$15,943

For ratemaking and financial statement purposes, pension expense represents the amount approved by the NYPSC in the Gas Company’s most recently approved rate case. Pension expense for ratemaking and financial statement purposes was $235,357 for Q1 FY 2022 and $235,357 for Q1 FY 2021. Total pension costs are recorded in accordance with accounting prescribed by the NYPSC in 1993. The cumulative net difference between the pension expense for ratemaking and financial statement purposes, since 1993, has been deferred as a regulatory asset and amounted to $550,495 and $1,358,763 at December 31, 2021 and December 31, 2020, respectively.

The NYPSC has allowed the Gas Company to recover incremental costs associated with other post-retirement benefits through rates on a current basis. Other post-retirement benefit expense (benefit) (OPEB) for ratemaking and financial statement purposes was $13,175 for the Q1 FY 2022 and $13,209 for the Q1 FY 2021. Total OPEB costs are recorded in accordance with accounting prescribed by the NYPSC. The difference between the other post-retirement benefit expense (benefit) for ratemaking and financial statement purposes, and the amount computed above has been deferred as a regulatory asset.

Contributions

The Gas Company expects to contribute $607,211 to its Pension Plan during the fiscal year ending September 30, 2022. A total of $296,938 was paid to the Pension Plan during Q1 FY 2022 and $255,633 was paid to the Pension Plan during Q1 FY 2021.

Note 4 – Financing Activities

On December 17, 2021, Corning Gas increased from $8.0 million to $8.5 million its revolving line of credit from M&T Bank. Corning Gas will use its increased line of credit for working capital purposes. The line of credit bears interest at a variable rate equal to (a) the applicable daily simple secured overnight financing rate (“SOFR”) or (b) 0.50% plus an interest rate spread ranging from 1.7% to 2.6% depending on the Company’s funded debt to leveraged EBITDA ratio. The line of credit is due and payable upon demand by M&T Bank.

On October 5, 2021, Leatherstocking Gas renegotiated two long term loans with Wayne Bank that were issued in 2019 in the amount of $6 million and $650,000 respectively. The original loans had a fixed interest rate of 4.75% with an interest rate redetermination to occur on March 11, 2014. The new interest rate was scheduled to be equal to 2.25% in excess of the 5-year Treasury Yield Curve Rate. The renegotiated loans have a fixed interest rate of 4.75% for the remaining terms of the loans. The principal balances of the loans on the date of renegotiation were $4,751,146, and $501,565 respectively. The Holding Company guarantees these loans.

On December 13, 2021, Leatherstocking Gas converted its multiple draw construction loan with Wayne Bank into a ten year term loan in the amount of $800,000, at a fixed interest rate of 4.75%. The note matures on December 13, 2031.

On June 25, 2021, Corning Gas entered into a $4.665 million multiple disbursement term note with M&T Bank to retire $850,000 of existing short term debt and which permitted draws from time to time for capital expenditures in accordance with its terms until October 31, 2021 at which time amounts outstanding under the note converted to a ten year term loan, with the final installment of unpaid principal and interest due on October 31, 2031. Interest on the note is a variable rate of 2.9% plus the one-month LIBOR rate. . In connection with the loan, Corning Gas entered into a fifth amended replacement and restated credit agreement with M&T Bank.

On August 19, 2021, Pike entered into a $2.21 million multiple disbursement term loan with M&T Bank for capital expenditures and pipeline repairs which permitted draws from time to time until October 31, 2021, at which time amounts outstanding under the loan converted to a ten-year term, loan with the final installment of unpaid principal and interest due on October 31, 2031. The Note bears interest at a variable rate equal to 2.9% plus the one-month LIBOR rate. In connection with the Loan, Pike entered into a fifth amended replacement and restated credit agreement with M&T Bank (the “Credit Agreement”). The Credit Agreement contains various affirmative and negative covenants including, among others: (i) Pike must maintain a “Total Funded Debt to Tangible Net Worth” ratio of not greater than 1.40 to 1.0, a “Total Funded Debt to EBITDA” ratio of not greater than 3.75 to 1.0, and a minimum “Minimum Debt Service Coverage Ratio” of not less than 1.10 to 1.0, in each case measured quarterly based on Pike’s trailing twelve month operating performance; (ii) Pike must deliver to M&T Bank quarterly and annual financial statements, compliance and other documents; and (iii) Pike may not sell all or substantially all of its assets, acquire substantially all of the asset of any other entity, do business under any assumed name, materially change its business, purposes, structure or operations which could materially adversely affect Pike, or engage in any merger, consolidation or other similar transaction.

We are in compliance with our financial covenant calculations as of December 31, 2021.

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

The Holding Company has determined the fair value of certain assets through application of FASB ASC 820 “Fair Value Measurements and Disclosures”.

Fair value of assets and liabilities measured on a recurring basis at December 31, 2021 and September 30, 2021 are as follows:

Fair Value Measurements at Reporting Date Using:

	Fair Value	Quoted Prices In Active Markets for Identical Assets/Liabilities (Level 1)	Level 2	Level 3
December 31, 2021
Available-for-sale securities	$2,445,654	$2,445,654	$-	$-
September 30, 2021
Available-for-sale securities	$2,337,330	$2,337,330	$-	$-

A summary of the marketable securities at December 31, 2021 and September 30, 2021 is as follows:

	Cost Basis	Unrealized Gain	Unrealized Loss	Market Value
December 31, 2021
Cash and equivalents	$479,083	$-	$-	$479,083
Metlife stock value	51,359	1,032	-	52,391
Government and agency bonds	15,069	1,031	-	16,100
Holding Company Preferred A Stock	197,875	400,207	-	598,082
Equity securities	810,099	438,782	-	1,248,881
Commodities	50,346	771	-	51,117
Total securities	$1,603,831	$841,823	$-	$2,445,654

September 30, 2021
Cash and equivalents	$148,327	$-	$-	$148,327
Metlife stock value	53,855	-	2,496	51,359
Government and agency bonds	15,072	1,243	-	16,315
Holding Company Preferred A Stock	197,875	400,207	-	598,082
Equity securities	1,122,826	367,741	-	1,490,567
Commodities	33,420	-	740	32,680
Total securities	$1,571,375	$769,191	$3,236	$2,337,330

Realized gains included in earnings for the periods reported in investment income are as follows:

Investment Income
	Three Months Ended December 31,
	2021	2020
Net realized gains recognized during the period on investments	$21,764	$26,464

Unrealized gains on equity securities included in investment income for Q1 FY 2022 and 2021 were $72,152 and $114,258, respectively.

Financial assets and liabilities valued using level 1 inputs are based on unadjusted quoted market prices as of the close of business on the days noted within active markets.

Note 6 – Stockholders’ Equity and Preferred Stock

Shares issued during the three months ended December 31, 2021 and 2020 were for the following:

	Q1 FY 2022		Q1 FY 2021
	Shares	Amount	Shares	Amount
Dividend reinvestment program (DRIP)	-	$-	3,380	$51,749
Directors	-	-	3,150	40,163
Officers	-	-	4,500	5,117
Total	-	$-	11,030	$97,029

For the three months ended September 30, 2021, dividends were paid on October 15, 2021 to stockholders of record on September 30, 2021 in the amount of $469,898. For Q1 FY 2022, $469,898 was accrued for dividends paid on January 14, 2022 to stockholders of record on December 31, 2021.

There was no stock option activity during Q1 FY 2022. The following table details options outstanding as of December 31, 2021.

Weighted
		Weighted	Average
	Number of	Average	Remaining Life
	Options	Exercise Price	(years)
Outstanding at September 30, 2021	20,000	$19.75	9.45
Granted	-	-	-
Exercised	-	-	-
Expired or forfeited	-	-	-
Outstanding at December 31, 2021	20,000	$19.75	9.19

Series A Cumulative Preferred Stock accrues cumulative dividends at a rate of 6.0% of the liquidation preference per share ($25.00) and are expected to be paid on or about the 14th day of April, July, October and January of each year. The dividends for Q1 FY 2022 and 2021 were $97,725 and $97,725, respectively, and these are recorded as interest expense. The amortization of the Series A Preferred Stock debt issuance costs was $2,537 in Q1 FY 2022 and $2,538 in Q1 FY 2021.

Series B Convertible Preferred Stock accrues cumulative dividends at a rate of 4.8% of the liquidation preference per share ($20.75) and are expected to be paid on or about the 14th day of April, July, October and January of each year and began October 14, 2016. At September 30, 2021 there was $61,066 accrued for Series B dividends paid on October 15, 2021. For Q1 FY 2022, $61,066 was accrued for dividends paid on January 14, 2022.

Series C Cumulative Preferred Stock accrues cumulative dividends at a rate of 6.0% of the liquidation preference per share ($25.00) and are expected to be paid on or about the 14th day of April, July, October and January of each year. The dividends for Q1 FY 2022 and 2021 were $67,500 and $67,500, respectively, and these are recorded as interest expense. The amortization of the Series C Preferred Stock debt issuance costs was $62 in Q1 FY 2022 and $62 in Q1 FY 2021.

On December 3, 2021, the Holding Company amended its certificate of incorporation (“Certificate of Amendment”) to authorize the issuance of 5,000 shares of 1.5% Series D Cumulative redeemable Preferred Stock ,par value of $0.01 per share (“Series D Preferred Stock”). The Certificate of Amendment provides for certain redemption requirements and rights. On December 8, 2026, Holding Company must redeem all of the outstanding shares of Series D Preferred Stock at a redemption price equal to $1,000 per share, plus an amount equal to all accrued but unpaid dividends, if any, whether or not declared.

Upon the earlier to occur of (i) the termination of the Company’s merger agreement with Argo, and December 31, 2022, for one year thereafter, any holder of Series D Preferred Stock may elect to require the Holding Company to redeem all of the Series D Preferred Shares held by that holder for an amount equal to $1,000 per share, plus an amount equal to all accrued but unpaid dividends, if any, whether or not declared.

On December 8, 2021, Holding Company issued 5,000 shares of its newly authorized Series D Preferred Stock to ACP Crotona Corp., for $1,000 per share, or $5 million. For Q1 FY 2022, $4,891 was accrued for dividends paid on January 15, 2022. As previously disclosed, on January 12, 2021, the Company entered into an agreement and plan or merger by and among the Company and, among others, ACP Crotona Corp., an Argo affiliate.

The Company intends to use the funds raised for general working capital and to fund service expansion projects and capital replacement projects at each of its utilities over the next several years. In the short term, the Company used the funds to pay down short term borrowings at Corning Gas and at Leatherstocking Gas.

The issuance of the Series D Preferred Stock was a private placement to an accredited investor exempt from registration under Section 4(a)(2) of the Securities Act of 1933.

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

293,116 shares of common stock issuable upon conversion of Series B Convertible Preferred Stock were excluded from the calculation of diluted earnings per share for Q1 FY 2022 and Q1 FY 2021 because their inclusion would have been anti-dilutive. For Q1 FY 2022, the impact of 20,000 stock options outstanding was determined to be 3,738 incremental shares. For Q1 FY 2021, the impact of 10,000 stock options outstanding were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

Note 7 – Investment in Joint Venture

The Holding Company had an interest in Leatherstocking Gas and Leatherstocking Pipeline, each of which was a joint venture with Mirabito Regulated Industries, LLC (“Mirabito”), accounted for by the equity method. On July 1, 2020, Leatherstocking Gas distributed to its members franchises, engineering and gas pipeline assets located in New York having a book value of $0.532 million. These assets were then contributed to the equity of Leatherstocking Gas Company of New York, Inc. (“Leatherstocking NY”). The Company owned 50% of the common shares of the newly formed Leatherstocking NY and accounted for this investment using the equity method of accounting. Mirabito had the option to acquire the Company’s interests in Leatherstocking NY, for a purchase price of $100,000, beginning on the earlier of a change in control of the Company, or July 1, 2021, and ending on June 30, 2023. On October 5, 2021, Mirabito notified the Company that it exercised its option to acquire the Company’s interest in Leatherstocking NY, and on December 31, 2021, the Company completed the sale of Leatherstocking NY for the $100,000 option price, plus Mirabito’s share of accounts payable. The Company recorded a pre-tax loss of $164,003 on the sale transaction.

The following table represents the Holding Company’s investment activity in the Leatherstocking joint ventures for the three months ended December 31, 2021 and 2020:

	2021	2020
Beginning balance in investment in joint ventures	$261,180	$264,640
Proceeds from sale of interest in joint ventures	(100,000)	-
Loss on sales of interest in joint ventures	(164,003)	-
Accounts payable due	2,823	-
Loss associated with joint ventures	-	(1,701)
Ending balance in joint ventures	$-	$262,939

As of and for the three months ended December 31, 2021 and 2020, the joint ventures financial summary is as follows:

	2021	2020
Total assets	$-	$524,579
Total liabilities	-	$315
Net income (loss)	-	$(3,400)

Note 8 – Income Taxes

Income tax expense for the periods ended December 31, 2021, and December 31, 2020, are as follows:

	Three Months Ended	Three Months Ended
	December 31, 2021	December 31, 2020
Current	$-	$-
Deferred	252,310	155,687
Total	$252,310	$155,687

Actual income tax expense for Q1 FY 2022 and Q1 FY 2021 is greater than tax calculated at the statutory rate (21%) due to state income taxes and non-tax deductible dividends on Class A, Class C, and in FY 2022, Class D preferred stock that are recorded as interest expense and included in pre-tax income.

Note 9 – Regulatory Matters

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

Also on April 30, 2021, the Company and Argo filed with the PAPUC a Joint Application requesting certificates of public convenience from the PAPUC and seeking all other PAPUC approvals necessary for the merger. On December 20, 2021, the administrative law judge assigned to the merger case approved a settlement reached by the Company and all intervenors in this case. The PAPUC approved the merger on February 3, 2022.

Gas Company

On May 19, 2021, the NYPSC issued a rate order in Case 20-G-0101, establishing rates and a rate plan for the Gas Company for a one-year period ending on January 31,2022 (“Rate Year”). The rate order disallowed the Company’s request for an increase in required revenue of $6,223,603, and instead ordered a reduction of $766,000 from current rates. In the current rate order, the existing $1.3 million tax sur-credit (an adjustment to rates to refund to customers an amount owing them due to income tax rate reductions in the 2017 Tax Cuts and Jobs Act) expired, along with a $30,000 reduction to the annual Delivery Rate Adjustment. In addition, the NYPSC denied recovery of the Gas Company’s approximately $350,000 leak repair and survey cost reserve established in FY 2016. The denial of recovery of this reserve resulted in a FY 2021 charge of approximately $180,000 (pre-tax), as the Company had previously established a reserve for this matter in the amount of $170,000 (pre-tax). The net impact on the Gas Company’s customers was an increase of $505,000 for the Rate Year, retroactive to February 1, 2021.

The Gas Company, on July 15, 2021, filed a petition with the State of New York Supreme Court in Albany County pursuant to Article 78 of the Civil Practice Law and Rules to review and set aside the NYPSC May 19, 2021 order that was issued in PSC cases 20-G-0101 and 16-G-0204 involving the Gas Company’s rates for gas service. The Gas Company’s petition claims that the NYPSC’s decision was arbitrary and capricious and an abuse of discretion, affected by errors of law, and in violation of established regulatory procedure. The Gas Company’s petition requests a judgment: (1) annulling and setting aside the Order as arbitrary and capricious and an abuse of discretion, affected by errors of law, in violation of lawful regulatory procedure, and unsupported by substantial evidence in the record, insofar as the Order implements four areas of “austerity” adjustments and denies recovery of leak survey and repair costs; (2) remanding this matter to the NYPSC for further proceedings consistent with the Court’s judgment; and (3) granting such other and further relief as may be just and proper. The resolution of this matter is pending judicial review.

On July 16, 2021, the Gas Company filed a three-year rate plan (Case 20-G-0394) with the NYPSC for rate years ending on June 30, 2023, 2024, and 2025. The rate increases requested for the three- year rate plan (as amended) are $6,555,000, $1,030,000, and $843,000, respectively. In its filing, the Gas Company proposes a rate plan with levelized increases over three years in the amount of $3,761,000 per year. These rates, if implemented, would impact customer bills by 11.14% in each year. The resolution of this matter is under review by the NYPSC.

In March of 2021, the NYPSC issued a “Show Cause” order instructing Corning Gas to show cause why its Paycheck Protection Program loan in the amount of $970,000 should not be refunded to its customers if and when the loan is forgiven. On May 13, 2021, the Gas Company responded to the “Show Cause” order supporting its position that it will use the PPP loan proceeds to fund COVID operating costs, lost commercial revenues, and customer bad debt increases. On May 21, 2021, the Corning Gas PPP loan was forgiven. This matter is pending with the NYPSC. The NYPSC staff has filed testimony on November 12, 2021 in Case 20-G-0394 on how to resolve the issues raised in the NYPSC “Show Cause” order. The Company expects that the issue will be resolved in the pending rate case.

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

The Gas Company is a gas distribution company providing gas on a commodity and transportation basis to its customers in the Southern Tier of New York State. Pike provides electricity and natural gas services to Pike County, Pennsylvania. Leatherstocking Gas and Leatherstocking Pipeline are presented together as the Leatherstocking Companies in the table below. Leatherstocking Gas provided natural gas service to customers in northeast Pennsylvania. Leatherstocking Pipeline has had no revenues since 2018. The Holding Company is the parent company of all subsidiaries and, until December 31, 2021, had a 50% ownership in Leatherstocking NY. The Appliance Company’s information is presented with the Holding Company as it has little activity.

The following table reflects the results of the segments consistent with the Holding Company’s internal financial reporting process. The following results are used in part, by management, both in evaluating the performance of, and in allocating resources to, each of the segments.

As of and for the three months ended December 31, 2021

			Leatherstocking	Holding	Total
	Gas Company	Pike	Companies	Company	Consolidated
Total electric utility revenue	$-	$2,765,623	$-	$-	$2,765,623
Total gas utility revenue	$6,758,584	$581,114	$372,952	$-	$7,712,650
Investment income	$108,499	$-	$-	$-	$108,499
Loss associated with joint ventures	$-	$-	$-	$(164,003)	$(164,003)
Net income (loss)	$556,606	$419,013	$(67,436)	$(443,890)	$464,293
Income tax expense (benefit)	$192,093	$175,747	$(21,994)	$(93,536)	$252,310
Interest expense	$424,502	$166,181	$84,250	$182,122	$857,055
Depreciation expense	$500,951	$214,112	$129,862	$915	$845,840
Amortization expense	$58,800	$108,781	$3,042	$12,006	$182,629
Total assets	$101,498,133	$33,214,131	$12,861,614	$516,121	$148,089,999
Capital expenditures	$2,198,758	$570,899	$159,135	$-	$2,928,792

As of and for the three months ended December 31, 2020

			Leatherstocking	Holding	Total
	Gas Company	Pike	Companies	Company	Consolidated
Total electric utility revenue	$-	$1,897,249	$-	$-	$1,897,249
Total gas utility revenue	$5,497,627	$520,178	$404,344	$-	$6,422,149
Investment income	$143,709	$-	$-	$17	$143,726
Loss associated with joint venture	$-	$-	$-	$(1,701)	$(1,701)
Net income (loss)	$558,640	$(106,590)	$(37,640)	$(231,236)	$183,174
Income tax expense (benefit)	$242,895	$(41,138)	$(24,098)	$(21,972)	$155,687
Interest expense	$335,785	$157,519	$74,910	$177,231	$745,445
Depreciation expense	$492,562	$228,777	$147,186	$915	$869,440
Amortization expense	$58,800	$108,781	$3,042	$12,006	$182,629
Total assets	$96,304,144	$29,699,773	$12,630,848	$824,836	$139,459,601
Capital expenditures	$1,347,839	$929,859	$100,808	$-	$2,378,506

Note 11 – Subsequent Events

On January 14, 2022, the Company extended until May 1, 2025 change in control agreements with Matthew Cook (Senior Vice President and Chief Operating Officer) and Russell Miller (Senior Vice President and Chief Information Officer). The agreements were due to expire on May 1, 2022. Also on January 14, 2022, the Company entered into a change in control agreement with Julie A. Lewis, the Company’s corporate secretary. Ms. Lewis’s change in control agreement expires on May 1, 2025.

Under each change in control agreement, upon termination of the executive’s employment with the Company within twelve months following a “change in control” as defined in the agreements, unless termination is due to the executive’s death , or by the Company for “cause” or “disability”, as defined in the agreements, or by the executive other than for “good reason” as defined in the agreements, the Company will be required to pay to the executive the following: (i) the executive’s full salary through the date of termination and all other unpaid amounts to which the executive is entitled under any plan or other arrangement, and (ii) an amount equal to the executive’s annualized includable compensation for the base period (within the meaning of Code Sec 280G of the Internal Revenue Code) which payments must be made within 90 days after the executive’s separation from service.

On February 3, 2022, the PAPUC approved the Company’s Merger transaction with Argo. The Merger transaction remains under review by the NYPSC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Regarding Forward-Looking Statements

This report contains statements which, to the extent they are not recitations of historical facts, constitute "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 (Reform Act). The words "estimate", "project", "anticipate", "expect", "intend", "believe", "could" and similar expressions are intended to identify forward-looking statements. All such forward-looking statements are intended to be subject to the safe harbor protection provided by the Reform Act. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be achieved. As forward-looking statements, these statements involve risks, uncertainties and other factors that could cause actual results to differ materially from the expected results. Accordingly, actual results may differ materially from those expressed in any forward-looking statements. Factors that could cause results to differ materially from our management's expectations include, but are not limited to, those listed under Item 1A - "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended September 30, 2021, in addition to:

*	the impact of the COVID-19 pandemic,
*	completion of the pending merger with Argo,
*	the effect of an interruption in our supply of natural gas or electricity or a substantial increase in the price of natural gas or electricity,
*	our ability to successfully negotiate new supply agreements for natural gas and electricity as they expire, on terms favorable to us, or at all,
*	the effect on our operations of actions by the NYPSC or PAPUC,
*	the effect of litigation,

*	the effect on our operations of unexpected changes in legal or regulatory requirements, including environmental and energy consumption regulations and laws,
*	the amount of natural gas produced and directed through our pipeline by producers,
*	our successful completion of various capital projects and the use of pipelines, compressor stations and storage by customers and counterparties at levels consistent with our expectations,
*	The effect of weather on our utility infrastructure,
*	our ability to retain the services of our senior executives and other key employees,
*	our vulnerability to adverse economic and industry conditions generally and particularly the effect of those conditions on our major customers,
*	the impact of New York State’s Climate Leadership and Community Protection Act legislation on the Company’s sales and its ability to recover in cost of service through depreciation expense its investment in utility plant,
*	the effect of any leaks in our transportation and delivery pipelines,
*	competition to our gas transportation business from other pipelines, and
*	the possibility of cyber and malware attacks.

Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update any forward-looking statement in light of new information or future events.

Overview

In fiscal 2021, the Company pursued rate cases in New York and Pennsylvania, and its Argo merger case in New York and Pennsylvania. We completed our two Pennsylvania rate cases in the summer of 2021 with new electric and gas rates taking effect on July 28, 2021. Our New York rate case, which we filed in July of 2021, is under consideration by the New York Public Service Commission, and we expect new rates to take effect in July of 2022. The Pennsylvania Public Utility Commission approved our merger with Argo on February 3, 2022. Our regulatory investments have improved our business outlook. Our results at Pike for the first quarter of this fiscal year are significantly better than in prior years in terms of higher revenues and margins. We expect similar financial improvements resulting from our New York rate case.

We look forward to completing our merger with Argo in the second or third quarter of fiscal 2022. Our merger will result in reduced operating costs and will provide us the financial backing to continue to expand our customer base and to invest in capital that will promote safe and reliable energy service to our customers.

As we emerge from the Covid pandemic, our focus continues to be on the safety of our customers, our employees, and the residents of our service territories. We are working with our customers to assist those in need with access to assistance in keeping current with their utility bills. We are also working on investment and joint ventures in renewable energy projects that will promote environmentally friendly clean energy to customers in our service territories.

We believe our key performance indicators are net income, stockholders’ equity and the safety and reliability of our systems. Net income increased by $281,119 for the three months ended December 31, 2021 (“Q1 FY 2022”) compared to the three months ended December 31, 2020 (“Q1 FY 2021”). Earnings per share increased from $0.04 per share to $0.13 per share in this same time period. Our earnings increase reflects an increase in both gas and electric revenues at Corning and at Pike, and gross margin at Pike, reduced by Holding Company’s non-recurring charge for a loss on the sale of Leatherstocking of New York of $164,000 (pre tax), and higher transaction costs at Holding Company. Because the Holding Company’s principal operations are conducted through Corning Gas, Pike, and Leatherstocking, all regulated utility companies, stockholders’ equity is an important performance indicator. The NYPSC and PAPUC allow the Company the opportunities to earn a just and reasonable return on stockholders’ equity as determined under applicable regulations. Stockholders’ equity is, therefore, a precursor of future earnings potential. As of December 31, 2021, compared to December 31, 2020, stockholders’ equity decreased slightly from $35,679,280 to $35,405,810. We plan to continue our focus on building stockholders’ equity. Safety and efficiency indicators include leak repair, main and service replacements and customer service metrics.

We continue to focus on improving the efficiency of our operations and making capital investments to improve our infrastructure. Corning Gas’s infrastructure improvement program concentrates on the replacement of older distribution mains and customer service lines. In Q1 FY 2022 the Gas Company repaired 26 leaks, replaced 93 bare steel services and replaced or remediated 3.7 miles of older steel main. In fiscal 2021 the Gas Company repaired 110 leaks and replaced 9.0 miles of bare steel main and 176 bare steel services. In Q1 FY 2022 Pike replaced approximately 11 poles. In fiscal 2021 Pike replaced approximately 82 poles and did extensive tree trimming to maintain our electric infrastructure. On January 18, 2019 Pike filed a gas Long Term Infrastructure Improvement Plan (“LTIIP”) to accelerate replacement of cast iron, wrought iron and bare steel pipe over 11 years. The PAPUC approved the LTIIP plan on June 13, 2019.

Earnings for Q1 FY 2022 were higher than earnings for Q1 FY 2021 as a result of higher revenues and margins, mostly related to new electric and gas rates at Pike which took effect in July of 2021, and negative regulatory adjustments that were incurred in FY 2021 and not FY 2022.

Key financial performance indicators:

	Three Months Ended December 31,
	2021	2020
Net income	$464,293	$183,174
Stockholders' equity	$35,405,810	$35,679,280
Stockholders' equity per outstanding common share	$11.48	$11.57

Gas Revenue and Margin

Retail gas revenue increased $1,247,165 for Q1 FY 2022 compared to Q1 FY 2021, all of which was attributable to increased purchased gas prices. Gas revenues were bolstered by new rates at Corning and Pike, but were negatively impacted by warmer weather in Q1 FY 2022. Purchased gas costs are subject to a NYPSC and PAPUC approved reconciliation that permits recovery of all prudently incurred costs. Higher gas cost revenues do not impact net income.

Other gas revenue increased $43,336 for Q1 FY 2022 compared to Q1 FY 2021. The components of this increase are detailed in the tables below.

	Q1 FY 2022	Q1 FY 2021
Retail gas revenue:
Residential	$4,687,893	$3,946,522
Commercial	907,896	653,697
Transportation	1,260,471	1,230,207
Wholesale	704,200	482,869
Total retail gas revenue	7,560,460	6,313,295

Other gas revenue:
Local production	69,065	175,605
Customer discounts forfeited	6	(28)
Reconnect fees	541	65
Surcharges	407	(4,677)
Other (see detail below)	82,171	(62,111)
Total other gas revenue	152,190	108,854

Total gas operating revenue	$7,712,650	$6,422,149

The following tables further summarize all other income in the other gas revenue table above:

	Q1 FY 2022	Q1 FY 2021
Other gas revenue:
Delivery Rate Adjustment (DRA) carrying costs	$1,368	$2,225
Contract customer reconciliation	3,121	(11,079)
Monthly Revenue Decoupling Mechanism (‘RDM’) amortizations	50,484	(183,097)
Local production revenue	(100)	13,960
2017 Jobs Act federal income tax reconciliation	—	103,682
Capacity release revenue	7,180	8,754
All other	20,118	3,444

Total other gas revenue	$82,171	($62,111)

Gas purchases are our largest expenses. Purchased gas expense increased $1,315,068 for Q1 FY 2022 compared to Q1 FY 2021. The increase in costs is due primarily to higher purchased gas costs.

We anticipate that the cost of purchased natural gas will increase in the near term due to the post pandemic demand for energy and current economic conditions. Increases in the cost of gas should be tempered by our access to low cost local production gas.

Gas margin (the excess of utility gas revenue over the cost of natural gas purchased) decreased $24,567 for Q1 FY 2022 compared to Q1 FY 2021 or approximately (0.48%). Gas margin percentage decreased 13.74% for FY 2022 compared to FY 2021. Gas revenues increased 20.09% and purchased gas expense increased 103.57%. The gas margin percentages were negatively impacted by higher purchased gas costs of $1,315,068.

	Q1 FY 2022	Q1 FY 2021
Gas Margin:
Utility Gas Revenues	$7,712,650	$6,422,149
Natural Gas Purchased	2,584,750	1,269,682
Gas Margin	$5,127,900	$5,152,467
Gas Margin Percentage	66.49%	80.23%

Electric Revenue and Margin

Retail electric revenue increased $748,337 for Q1 FY 2022 compared to Q1 FY 2021. This increase was mainly attributable to increased purchased power costs of $488,303 and increased customer usage of $260,034. Our customer usage increase reflects new electric rates at Pike that took effect in July of 2021. Purchased electricity costs are subject to a PAPUC approved reconciliation that permits recovery of all prudently incurred costs. Higher purchased electricity costs do not impact net income.

Other electric revenue increased $120,037 for Q1 FY 2022 compared to Q1 FY 2021. The components of this increase are detailed in the tables below.

	Q1 FY 2022	Q1 FY 2021
Retail electric revenue:
Residential	$1,274,767	$977,919
Commercial	1,331,176	887,934
Street lights	40,853	32,606
Total retail electric revenue	$2,646,796	$1,898,459

Other electric revenue:
Third party billings	$47,974	$253
Other	70,853	(1,463)
Total other electric revenue	118,827	(1,210)

Total electric operating revenue	$2,765,623	$1,897,249

Electricity costs increased by $260,671 for Q1 FY 2022 compared to Q1 FY 2021. The increase in costs for FY 2022 is due primarily to an increase in the price of purchased electricity.

The cost of purchased electricity is likely to increase in the near term as electricity prices generally follow the prices of natural gas

Electric margin (the excess of utility electric revenue over the cost of purchased power costs) increased $607,703 for Q1 FY 2022 compared to Q1 FY 2021. Electric margin percentage increased 3.70% for FY 2022 compared to FY 2021. The electric margin was negatively impacted by the higher purchased power costs of $260,621. The increase in electric margin resulted from new rates which took effect in July of 2021.

	Q1 FY 2022	Q1 FY 2021
Electric Margin:
Utility Electric Revenues	$2,765,623	$1,897,249
Electricity Purchased	1,053,752	793,081
Electric Margin	$1,711,871	$1,104,168
Electric Margin Percentage	61.90%	58.20%

Operating and Interest Expenses

Operating and maintenance expense decreased by $122,273 for Q1 FY 2022 compared to Q1 FY 2021. The decrease primarily results from decrease in expenses related to the COVID pandemic of $68,412 and lower regulatory amortization of $41,569.

Taxes other than income taxes increased by $84,902 for Q1 FY 2022 compared to Q1 FY 2021. The increase results from a property tax increase of $32,769 and gross receipts tax increase of $58,048 net of decrease in payroll taxes of $5,915.

Depreciation expense decreased by $23,600 for Q1 FY 2022 compared to Q1 FY 2021. The decrease results from depreciation expense on new plant in service being outweighed by depreciation expense ending on fully depreciated assets.

Interest expense increased by $111,610 for Q1 FY 2022 compared to Q1 FY 2021. The increase was due to higher levels of debt to support our mandated infrastructure improvement program, and additional dividends associated with outstanding Preferred Series D shares which is recorded as interest expense.

Liquidity and Capital Resources

The Holding Company does not have any borrowings (excluding Series A, Series C and Series D Preferred Stock that is classified as debt) at the corporate level and has no access to liquidity except through dividends and distributions from its subsidiaries as well as equity issuances. Its principal liquidity requirements are for investments in all three companies to enhance their ability to make the capital expenditures required to provide services to the utilities’ customers.

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

Capital expenditures are funded by both operating cash and new debt. In fiscal year 2022 to date, the Company has spent approximately $2.9 million on projects and safety-related infrastructure improvements. This, in conjunction with our growth projects, creates liquidity pressure on the Holding Company. We anticipate that our aggressive capital construction program will continue to require the Company to raise new debt and/or equity.

Cash flows from financing activities of the Company consist of new long-term borrowings, repayment of long-term debt, net borrowings and repayments under our lines-of-credit, and quarterly dividend payments. For the Gas Company’s operations, it has an $8.5 million revolving line of credit with M&T Bank. Interest is a variable rate determined by the Gas Company’s funded debt to EBITDA ratio calculated ninety days after the end of each quarter added to the daily LIBOR rate with no additional collateral or covenants beyond those included in the M&T Bank term notes. The amount outstanding under this line as of December 31, 2021 was $5.1 million with an interest rate of 3.1%.

For Pike’s operations, it has an $2.0 million revolving line of credit with M&T Bank. Interest is a variable rate determined by Pike’s funded debt to EBITDA ratio calculated ninety days after the end of each quarter added to the daily LIBOR rate with no additional collateral or covenants beyond those included in the M&T Bank term notes. The amount outstanding under this line on December 31, 2021 was approximately $1.3 million with an interest rate of 3.25%.

For Leatherstocking’s operations, it has an $1.5 million revolving line of credit with Wayne Bank. Interest on the line of credit is the prime rate (3.25% at December 31, 2021). The line of credit is for an indefinite period, is guaranteed by Leatherstocking Pipeline, and is secured by Leatherstocking Gas and Leatherstocking Pipeline assets. The amount outstanding under this line on December 31, 2021 was approximately $0.6 million.

The Company was in compliance with all of its loan covenants as of December 31, 2021.

During Q1 FY 2022, the Gas Company mainly withdrew gas from storage and as of December 31, 2021, had a balance of $1,384.810 worth of gas in storage, the volume in storage at December 31, 2021 was 506,270 Mcf at an average price of $2.74 per Mcf. At December 31, 2020, the Company had a balance of $954,679 worth of gas in storage, the volume in storage at December 31, 2020 was 550,598 Mcf at an average price of $1.73 per Mcf. During the next quarter, the Gas Company expects to continue withdrawing gas from storage to have sufficient gas to supply customers for the winter season.

As of December 31, 2021, we believe that cash flow from operating activities and borrowings under our lines of credit will be sufficient to satisfy our working capital and debt service requirements over the next twelve months. We believe new debt will be required to satisfy our capital expenditures and to finance our internal growth needs for the next twelve months. We are confident we can finance them with our current lenders.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

Our significant accounting policies are described in the notes to the Consolidated Financial Statements in the Holding Company’s Form 10-K for the year ended September 30, 2021, filed on December 17, 2021. There have been no significant changes in our accounting policies during Q1 FY 2022.

Executive Promotions

On October 19, 2021, the board of directors of Corning Natural Gas Holding Corporation voted unanimously to promote the following:

Charles A. Lenns, from Vice President, Chief Financial Officer, Treasurer and Secretary to Senior Vice President, Chief Financial Officer and Treasurer;

Matthew J. Cook, from Vice President – Operations to Senior Vice President and Chief Operations Officer;

Russell S. Miller, from Vice President – Gas Supply and Marketing to Senior Vice President and Chief Information Officer; and

Julie A. Lewis to Corporate Secretary.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2021, the Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. Based upon the Company’s evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2021.

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

In connection with our 2021 annual shareholders meeting, on April 22, 2021, we filed with the U.S. Securities and Exchange Commission a proxy statement including important information about our [proposed merger with Argo. On May 11, 2021, WeissLaw LLP filed a complaint on behalf of purported shareholder Richard Lawrence in the United States District Court for the Southern District of New York against the Company and our board members, captioned Lawrence v. Corning Natural Gas Holding Corp. et. al., Case No. 1:21-cv-04232-AJN. The complaint alleged that our directors and officers are conflicted in connection with the merger and that there are deficiencies in the proxy statement relating to our financial forecasts and the summary of the opinion of our financial adviser Janney Montgomery Scott LLC that the merger is fair, from a financial perspective, to the holders of our common stock. On May 12, 2021, we received a letter from WeissLaw demanding that we correct the allege deficiencies in the proxy statement. The WeissLaw suit and demand letter were substantially identical to demand letters we received from two other law firms on behalf of purported shareholders of the Company. These law firms regularly make shareholder demands in connection with pending merger transactions. We believe that the disclosure included in our proxy statement complied fully with applicable law and that the demand letters and the Lawrence complaint are without merit. Nevertheless, in December 2021, in order to avoid the risk of delaying the consummation of the merger, and to minimize the costs, risks and uncertainties inherent in litigation, we, without admitting any liability or wrongdoing, made a payment to each of the firms and the purported shareholders dropped their claims and the Lawrence suit was dismissed.

Item 1A.	Risk Factors.

Please refer to risk factors listed under Item 1A – “Risk Factors” of the Holding Company’s Form 10-K for the fiscal year ended September 30, 2021, for disclosure relating to certain risk factors applicable to the Company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Mine Safety Disclosures.

Not applicable

Item 5.	Other Information.

None

Item 6.	Exhibits.

31.1**	Certification of the Chief Executive Officer and President pursuant to 17 CFR Section 240.13a-14
31.2**	Certification of the Chief Financial Officer and Treasurer pursuant to 17 CFR Section 240.13a-14
32.1**	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Corning Natural Gas Holding Corporation Quarterly Report on Form 10Q for the period ended December 31, 2021, formatted in XBRL (eXtensible Business Reporting Language):
(i) the Consolidated Balance Sheets at December 31, 2021 and September 30, 2021,
(ii) the Consolidated Statements of Income for the three months ended December 31, 2021, and December 31,
2020,
(ii) the Consolidated Statements of Comprehensive Income for the three months ended December 31, 2021, and
December 31, 2020,
(iv) the Consolidated Statements of Cash Flows for the three months ended December 31, 2021, and December 31, 2020, and
(v) related notes to the Consolidated Financial Statements

** Filed herewith *** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORNING NATURAL GAS HOLDING CORPORATION
Date: February 11, 2022	By: /s/ Michael I. German
Michael I. German, Chief Executive Officer and President
(Principal Executive Officer)
Date: February 11, 2022	By: /s/ Charles A. Lenns
Charles A. Lenns, Chief Financial Officer
(Principal Financial and Accounting Officer)