Form 10-Q
period 2022-03-31
Corning Natural Gas Holding Corp
filed 2022-05-12
CIK 1582244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 000-00643

CORNING NATURAL GAS HOLDING CORPORATION

(Exact name of Registrant as specified in its charter)

New York	46-3235589
(State of incorporation)	(I.R.S. Employer Identification No.)

330 West William Street, Corning, New York14830

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding as of May 12, 2022
Common Stock, $.01 par value	3,083,577

PART I

FINANCIAL INFORMATION

Item 1.Financial Statements

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	Unaudited
Assets	March 31, 2022	September 30, 2021

Plant:
Utility property, plant and equipment	$155,900,083	$150,540,525
Less: accumulated depreciation	(34,879,199)	(34,001,558)
Total plant, net	121,020,884	116,538,967

Investments:
Marketable securities at fair value	2,184,478	2,337,330
Investment in joint ventures	-	261,180
	2,184,478	2,598,510

Current assets:
Cash and cash equivalents	333,485	333,846
Customer accounts receivable, (net of allowance for
uncollectible accounts of $212,563 and $82,040, respectively)	6,064,507	2,481,456
Other accounts receivable	158,619	748,655
Gas stored underground, at average cost	478,812	1,366,341
Materials and supplies inventories	5,039,235	3,605,300
Prepaid expenses	3,075,046	1,746,336
Total current assets	15,149,704	10,281,934

Regulatory and other assets:
Regulatory assets:
Unrecovered gas and electric costs	2,042,733	1,986,198
Deferred regulatory costs	5,993,995	6,112,370
Deferred pension	4,902,162	4,902,666
Goodwill	918,121	918,121
Other	701,106	715,981
Total regulatory and other assets	14,558,117	14,635,336

Total assets	$152,913,183	$144,054,747

See accompanying notes to consolidated financial statements.

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	Unaudited
Liabilities and capitalization	March 31, 2022	September 30, 2021

Long-term debt, less current installments	$42,797,116	$46,145,319
Less: debt issuance costs	(234,466)	(237,162)
Total long-term debt	42,562,650	45,908,157

Redeemable preferred stock - Series A	6,499,772	6,494,697
(Authorized 261,500 shares. Issued and outstanding:
260,600 shares at March 31, 2022 and September 30, 2021,
less issuance costs of $15,228 and $20,303, respectively)

Redeemable preferred stock - Series C	4,498,847	4,498,723
(Authorized 180,000 shares. Issued and outstanding:
180,000 shares at March 31, 2022 September 30, 2021,
less issuance costs of $1,153 and $1,277, respectively)

Redeemable preferred stock - Series D
(Authorized 5,000 shares. Issued and outstanding:	5,000,000	-
5,000 shares at March 31, 2022)

Current liabilities:
Current portion of long-term debt	6,776,409	6,407,545
Demand notes payable	5,900,000	5,397,294
Borrowings under lines-of-credit and short-term debt	9,191,625	7,668,557
Accounts payable	6,017,138	3,844,210
Accrued expenses	341,417	271,461
Customer deposits and accrued interest	993,801	1,519,576
Dividends declared	530,296	530,296
Total current liabilities	29,750,686	25,638,939

Deferred credits and other liabilities:
Deferred income taxes	9,240,421	8,149,853
Regulatory liabilities	2,840,015	2,969,076
Deferred compensation	1,328,184	1,417,686
Pension costs and post-retirement benefits	7,811,208	7,180,088
Other	1,045,481	1,344,416
Total deferred credits and other liabilities	22,265,309	21,061,119

Commitments and contingencies	-	-

Temporary equity:
Redeemable convertible preferred stock - Series B
(Authorized 244,500 shares. Issued and outstanding:
244,263 shares at March 31, 2022 and September 30, 2021)	4,993,375	4,980,562

Common stockholders' equity:
Common stock ($.01 par value per share.	30,836	30,836
Authorized 4,500,000 shares. Issued and
outstanding: 3,083,577 shares at March 31, 2022
and September 30, 2021)
Additional paid-in capital	28,292,551	28,292,551
Retained earnings	9,019,157	7,148,246
Accumulated other comprehensive income	-	917
Total common stockholders' equity	37,342,544	35,472,550

Total liabilities and capitalization	$152,913,183	$144,054,747

See accompanying notes to consolidated financial statements.

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
Utility operating revenues:
Gas operating revenues	$13,664,830	$11,456,522	$21,377,480	$17,878,671
Electric operating revenues	3,299,904	1,766,517	6,065,527	3,663,766
Total utility operating revenues	16,964,734	13,223,039	27,443,007	21,542,437

Costs of sales:
Gas purchased	5,282,955	3,479,745	7,867,705	4,749,427
Electricity purchased	1,564,315	361,086	2,618,067	1,154,167
Total cost of sales	6,847,270	3,840,831	10,485,772	5,903,594

Gross margin	10,117,464	9,382,208	16,957,235	15,638,843

Cost and expense:
Operating and maintenance expense	3,788,078	3,493,717	7,022,559	6,850,471
Taxes other than income taxes	1,117,591	951,225	2,095,238	1,843,970
Depreciation	946,907	858,769	1,792,747	1,728,209
Other deductions, net	81,573	83,023	146,351	151,067
Total costs and expenses	5,934,149	5,386,734	11,056,895	10,573,717

Utility operating income	4,183,315	3,995,474	5,900,340	5,065,126

Other income and (expense):
Interest expense	(863,341)	(745,202)	(1,720,396)	(1,490,647)
Other income (expense), net	(74,159)	(59,426)	(169,660)	(194,435)
Investment (expense) income	(80,206)	125,813	28,293	269,539
Loss associated with joint venture	-	(5,812)	(164,003)	(7,513)
Rental income	7,638	7,638	15,276	15,276

Income from utility operations, before income taxes	3,173,247	3,318,485	3,889,850	3,657,346

Income tax expense	(704,701)	(988,418)	(957,011)	(1,144,105)

Net income	2,468,546	2,330,067	2,932,839	2,513,241
Less: Series B Preferred Stock Dividends	61,066	61,066	122,132	122,132
Net income attributable to common stockholders	$2,407,480	$2,269,001	$2,810,707	$2,391,109

Weighted average earnings per share:
Basic	$0.78	$0.74	$0.91	$0.78
Diluted	$0.73	$0.69	$0.87	$0.74

Average shares outstanding - basic	3,083,577	3,083,577	3,083,577	3,081,823
Average shares outstanding - diluted	3,380,417	3,379,450	3,380,424	3,376,282

See accompanying notes to consolidated financial statements

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
Net income	$2,468,546	$2,330,067	$2,932,839	$2,513,241
Other comprehensive (loss):
Net unrealized loss on debt securities available for sale net of tax of $(322), ($2,503), $(348) and ($3,559), respectively	(848)	(6,600)	(917)	(10,075)

Total comprehensive income	$2,467,698	$2,323,467	$2,931,922	$2,503,166

See accompanying notes to consolidated financial statements

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES

Consolidated Statement of Changes in Common

Stockholders' Equity

For the Three and Six Months ended March 31, 2022 and 2021

(Unaudited)

					Accumulated
			Additional		Other
	Number of	Common	Paid In	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Income (loss)	Total

Balances at December 31, 2021	3,083,577	$30,836	$28,292,551	$7,081,575	$848	$35,405,810

Dividends declared on common ($0.1525 per share)	—	—	—	(469,898)	—	(469,898)
Dividends declared on Preferred B shares ($0.25 per share)	—	—	—	(61,066)	—	(61,066)
Comprehensive income:
Change in unrealized gain on debt securities available for sale, net of income taxes	—	—	—	—	(848)	(848)
Net income	—	—	—	2,468,546	—	2,468,546
Balances at March 31, 2022	3,083,577	$30,836	$28,292,551	$9,019,157	$—	$37,342,544

					Accumulated
			Additional		Other
	Number of	Common	Paid In	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Income (loss)	Total

Balances at September 30, 2021	3,083,577	$30,836	$28,292,551	$7,148,246	$917	$35,472,550

Dividends declared on common ($0.305 per share)	—	—	—	(939,796)	—	(939,796)
Dividends declared on Preferred B shares ($0.50 per share)	—	—	—	(122,132)	—	(122,132)
Comprehensive income:
Change in unrealized gain on debt securities available for sale, net of income taxes	—	—	—	—	(917)	(917)
Net income	—	—	—	2,932,839	—	2,932,839
Balances at March 31, 2022	3,083,577	$30,836	$28,292,551	$9,019,157	$—	$37,342,544

					Accumulated
			Additional		Other
	Number of	Common	Paid In	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Income (loss)	Total

Balances at December 31, 2020	3,083,577	$30,836	$28,241,620	$7,399,408	$7,416	$35,679,280

Stock based compensation	—	—	29,867	—	—	29,867
Dividends declared on common ($0.1525 per share)	—	—	—	(469,898)	—	(469,898)
Dividends declared on Preferred B shares ($0.25 per share)	—	—	—	(61,066)	—	(61,066)
Comprehensive income:
Change in unrealized loss on
debt securities available for sale, net of income taxes	—	—	—	—	(6,600)	(6,600)
Net income	—	—	—	2,330,067	—	2,330,067
Balances at March 31, 2021	3,083,577	$30,836	$28,271,487	$9,198,511	$816	$37,501,650

					Accumulated
			Additional		Other
	Number of	Common	Paid In	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Income (loss)	Total

Balances at September 30, 2020	3,072,547	$30,725	$28,144,702	$7,747,197	$10,891	$35,933,515

Issuance of common stock	4,500	45	34,939	—	—	34,984
Stock based compensation	6,530	66	91,846	—	—	91,912
Dividends declared on common ($0.305 per share)	—	—	—	(939,795)	—	(939,795)
Dividends declared on Preferred B shares ($0.75 per share)	—	—	—	(122,132)	—	(122,132)
Comprehensive income:
Change in unrealized loss on
securities available for sale, net of income taxes	—	—	—	—	(10,075)	(10,075)
Net income	—	—	—	2,513,241	—	2,513,241
Balances at March 31, 2021	3,083,577	$30,836	$28,271,487	$9,198,511	$816	$37,501,650

See accompanying notes to consolidated financial statements

CORNING NATURAL GAS HOLDING CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	March 31, 2022	March 31, 2021
Cash flows from operating activities:
Net income	$2,932,839	$2,513,241
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	1,792,747	1,728,208
Amortization of debt issuance cost	44,662	53,919
Non-cash pension expenses	470,714	706,071
Regulatory asset amortizations	254,016	293,311
Stock issued for services	—	75,056
Gain on sale of marketable securities	(244,122)	(175,222)
Unrealized loss (gain) on investments	235,085	(80,166)
Gain on forgiveness of debt	—	(65,491)
Deferred income taxes	957,011	1,144,105
Bad debt expense	181,502	143,533
Loss associated with joint venture	164,003	3,299

Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(3,174,517)	(1,988,698)
Gas stored underground	887,529	501,729
Materials and supplies inventories	(1,433,935)	(210,857)
Prepaid expenses	(1,328,710)	(485,447)
Unrecovered gas and electric costs	(56,535)	431,721
Deferred regulatory costs	(151,583)	(1,056,308)
Other	17,580	17,339
Increase (decrease) in:
Accounts payable	2,170,105	1,416,502
Accrued expenses	69,956	6,552
Customer deposits and accrued interest	(525,775)	(605,131)
Deferred compensation	(89,502)	(101,977)
Deferred pension costs & post-retirement benefits	160,910	(641,481)
Other liabilities and deferred credits	(294,439)	29,591
Net cash provided by operating activities	3,039,541	3,653,399

Cash flows from investing activities:
Sale of securities, net of purchases	160,972	172,540
Amount received from related parties	—	9,032
Proceeds from sale of interest in joint venture	100,000	—
Capital expenditures	(6,274,664)	(4,395,506)
Net cash used in investing activities	(6,013,692)	(4,213,934)

Cash flows from financing activities:
Net proceeds on lines-of-credit and short-term debt	1,523,068	2,788,224

Debt issuance costs paid	(8,011)	(6,602)
Proceeds from issuance of Series D preferred stock	5,000,000	—
Dividends paid	(1,061,928)	(1,009,092)
Proceeds from demand loan	1,000,000	—
Repayment of demand loan	(500,000)	—
Proceeds under long-term debt	387,209	1,259,990
Repayment of long-term debt	(3,366,548)	(2,629,823)
Net cash provided by financing activities	2,973,790	402,697
Net decrease in cash and cash equivalents	(361)	(157,838)

Cash and cash equivalents at beginning of period	333,846	411,700

Cash and cash equivalents at end of period	$333,485	$253,862

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,275,128	$1,078,781
Income taxes	$—	$—
Non-cash financing activities:
Dividends paid with shares	$—	$51,840
Number of shares issued for dividends	—	3,380

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

On January 12, 2021, Holding Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among Holding Company, ACP Crotona Corp. (“Parent”), and ACP Crotona Merger Sub Corp. (“Merger Sub”), pursuant to which Merger Sub will merge with and into Holding Company, and Holding Company will continue as the surviving corporation and a wholly owned subsidiary of Parent (the “Merger”). As a result of the Merger, shareholders of Holding Company will receive consideration for their shares in the following amounts: (i) $24.75 in cash, per share of common stock; (ii) $25 per share of Series A preferred stock; (iii) $29.70 per share of Series B preferred stock; and (iv) $25 per share of Series C preferred stock. Amounts payable to all shareholders will include cash for any unpaid dividends. Parent and Merger Sub are affiliates of Argo Infrastructure Partners LP (“Argo”) and were formed by Argo in order to complete the Merger.

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

The Merger Agreement provided for a 45-day “Go Shop” period which expired on February 26, 2021. During the “Go Shop” period, the Company received no competing offers or alternative acquisition proposals. The Company is now subject to a customary “No Shop” provision that restricts the Company’s ability to solicit acquisition proposals from third parties and to provide non-public information and to negotiate with third parties regarding unsolicited acquisition proposals that is reasonably expected to lead to a superior proposal. On April 30, 2021, the Company and Argo filed with the NYPSC and PAPUC joint petitions requesting approval to conclude the merger. The Merger was voted on and approved by the Company’s shareholders at its annual shareholder meeting on May 27, 2021. On February 3, 2022, the PAPUC approved the Merger. A decision on the Merger from the NYPSC is expected by the end of the Company’s third quarter (See Note 9 - Regulatory Matters).

In connection with the execution of the Merger Agreement, the Company has suspended its dividend reinvestment plan.

Upon consummation of the Merger, the Company’s common stock will be delisted from the OTCQX and deregistered under the Exchange Act as soon as practicable.

The information furnished herewith reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations, although the Holding Company believes the disclosures which are made are adequate to make the information presented not misleading.

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

It is the Holding Company’s policy to reclassify amounts in the prior year financial statements to conform to the current year or period presentation.

New Accounting Pronouncements Not Yet Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (Topic 326), which provides a model, known as the current expected credit loss model, to estimate the expected lifetime credit loss on financial assets, including trade and other receivables, rather than incurred losses over the remaining life of most financial assets measured at amortized cost. The guidance also requires use of an allowance to record estimated credit losses on available-for-sale debt securities. The new standard is effective for annual and interim periods beginning after December 15, 2022. The Company is currently evaluating the impact of the guidance on its consolidated financial statements and related disclosures.

In August 2020, the FASB issued ASU No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The new standard is effective for annual and interim periods beginning after December 15, 2021. The Company is currently evaluating the impact of the guidance on its consolidated financial statements and related disclosures.

Note 2 – Revenue From Contracts With Customers

The following tables present, for the three and six months ended March 31, 2022 and 2021, revenue from contracts with customers as defined in Accounting Standards Codification (“ASC 606”) (Revenue From Contracts With Customers), as well as additional revenue from sources other than contracts with customers, disaggregated by major source.

	For the three months ended March 31, 2022
	Revenues from
	contracts with	Other revenues	Total utility
	customers	(a)	operating revenues
Corning Gas:
Residential gas	$7,830,728	$225,527	$8,056,255
Commercial gas	1,213,670	—	1,213,670
Transportation	1,577,449	(26,373)	1,551,076
Street lights gas	188	—	188
Wholesale	1,074,174	—	1,074,174
Local production	73,279	—	73,279
Total Corning Gas	11,769,488	199,154	11,968,642

Pike:
Residential gas	826,364	1,444	827,808
Commercial gas	207,140	—	207,140
Total Pike retail gas	1,033,504	1,444	1,034,948

Residential electric	1,720,572	(110,435)	1,610,137
Commercial electric	1,644,976	—	1,644,976
Electric – street lights	44,791	—	44,791
Total Pike retail electric	3,410,339	(110,435)	3,299,904

Total Pike	4,443,843	(108,991)	4,334,852

Leatherstocking Gas
Residential gas	219,510	—	219,510
Commercial gas	218,554	—	218,554
Industrial sales	223,176	—	223,176

Total Leatherstocking Gas	661,240	—	661,240

Total consolidated utility operating revenue	$16,874,571	$90,163	$16,964,734

(a) Other revenues include revenue from alternative revenue programs, such as revenue decoupling mechanisms under New York gas rate plans and weather normalization clauses.

	For the six months ended March 31, 2022
	Revenues from
	contracts with	Other revenues	Total utility
	customers	(a)	operating revenues
Corning Gas:
Residential gas	$11,944,852	$285,510	$12,230,362
Commercial gas	1,821,213	—	1,821,213
Transportation	2,757,842	(3,233)	2,754,609
Street lights gas	324	—	324
Wholesale	1,778,374	—	1,778,374
Local production	142,344	—	142,344
Total Corning Gas	18,444,949	282,277	18,727,226

Pike:
Residential gas	1,280,852	1,448	1,282,300
Commercial gas	333,762	—	333,762
Total Pike retail gas	1,614,614	1,448	1,616,062

Residential electric	2,995,340	8,391	3,003,731
Commercial electric	2,976,152	—	2,976,152
Electric – street lights	85,644	—	85,644
Total Pike retail electric	6,057,136	8,391	6,065,527

Total Pike	7,671,750	9,839	7,681,589

Leatherstocking Gas
Residential gas	338,653	—	338,653
Commercial gas	334,547	—	334,547
Industrial sales	360,992	—	360,992

Total Leatherstocking Gas	1,034,192	—	1,034,192

Total consolidated utility operating revenue	$27,150,891	$292,116	$27,443,007

(a) Other revenues include revenue from alternative revenue programs, such as revenue decoupling mechanisms under New York gas rate plans and weather normalization clauses. Other revenues also includes reductions in revenues resulting from the deferral as regulatory liabilities of the net benefits of the federal Tax Cuts and Jobs Act of 2017. See “Regulatory Matters” in Note 9.

	For the three months ended March 31, 2021
	Revenues from
	contracts with	Other revenues	Total utility
	customers	(a)	operating revenues
Corning Gas:
Residential gas	$6,415,249	$403,626	$6,818,875
Commercial gas	909,624	—	909,624
Transportation	1,540,820	(159,888)	1,380,932
Street lights gas	98	—	98
Wholesale	753,953	—	753,953
Local production	178,881	—	178,881
Total Corning Gas	9,798,625	243,738	10,042,363

Pike:
Residential gas	695,057	2,276	697,333
Commercial gas	184,193	—	184,193
Total Pike retail gas	879,250	2,276	881,526

Residential electric	944,659	54,693	999,352
Commercial electric	736,310	—	736,310
Electric – street lights	30,855	—	30,855
Total Pike retail electric	1,711,824	54,693	1,766,517

Total Pike	2,591,074	56,969	2,648,043

Leatherstocking Gas
Residential gas	175,502	—	175,502
Commercial gas	167,642	—	167,642
Industrial sales	189,489	—	189,489

Total Leatherstocking Gas	532,633	—	532,633

Total consolidated utility operating revenue	$12,922,332	$300,707	$13,223,039

(a) Other revenues include revenue from alternative revenue programs, such as revenue decoupling mechanisms under New York gas rate plans and weather normalization clauses. This also reflects reductions in revenues resulting from the deferral as regulatory liabilities of the net benefits of the federal Tax Cuts and Jobs Act of 2017. See “Regulatory Matters” in Note 9.

	For the six months ended March 31, 2021
	Revenues from
	contracts with	Other revenues	Total utility
	customers	(a)	operating revenues
Corning Gas:
Residential gas	$9,808,972	$290,594	$10,099,566
Commercial gas	1,288,591	—	1,288,591
Transportation	2,668,794	(108,460)	2,560,334
Street lights gas	191	—	191
Wholesale	1,236,822	—	1,236,822
Local production	354,486	—	354,486
Total Corning Gas	15,357,856	182,134	15,539,990

Pike:
Residential gas	1,108,931	(2,870)	1,106,061
Commercial gas	295,643	—	295,643
Total Pike retail gas	1,404,574	(2,870)	1,401,704

Residential electric	1,922,578	53,483	1,976,061
Commercial electric	1,624,244	—	1,624,244
Electric – street lights	63,461	—	63,461
Total Pike retail electric	3,610,283	53,483	3,663,766

Total Pike	5,014,857	50,613	5,065,470

Leatherstocking Gas
Residential gas	314,334	—	314,334
Commercial gas	284,670	—	284,670
Industrial sales	337,973	—	337,973

Total Leatherstocking Gas	936,977	—	936,977

Total consolidated utility operating revenue	$21,309,690	$232,747	$21,542,437

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

Note 3 - Pension and Other Post-Retirement Benefit Plans

Components of Net Periodic Benefit Cost:

Pension Benefits
	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Service Cost	$220,073	$198,622	$440,146	$397,245
Interest Cost	241,252	240,958	482,503	481,917
Expected return on plan assets	(339,249)	(361,415)	(678,498)	(722,829)
Amortization of net actuarial gain	174,863	244,157	349,726	488,313
Net periodic benefit cost	$296,939	$322,322	$593,877	$644,646

Other Benefits

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Service Cost	$5,807	$4,740	$11,614	$9,479
Interest Cost	8,012	6,973	16,024	13,946
Amortization of prior service cost	3,809	3,809	7,619	7,619
Amortization of net actuarial gain	994	420	1,987	841
Net periodic benefit cost	$18,622	$15,942	$37,244	$31,885

For ratemaking and financial statement purposes, pension expense represents the amount approved by the NYPSC in the Gas Company’s most recently approved rate case. Pension expense for ratemaking and financial statement purposes was $124,517 for the three months ended March 31, 2022 and $218,683 for the three months ended March 31, 2021. Pension expense for ratemaking and financial statement purposes was $310,570 for the six months ended March 31, 2022 and $437,366 for the six months ended March 31, 2021. Total pension costs are recorded in accordance with accounting prescribed by the NYPSC in 1993. The cumulative net difference between the pension expense for ratemaking and financial statement purposes, since 1993, has been deferred as a regulatory asset and amounted to $579,191 and $1,432,750 at March 31, 2022 and September 30, 2021, respectively.

The NYPSC has allowed the Gas Company to recover incremental costs associated with other post-retirement benefits through rates on a current basis. Other post-retirement benefit expense (benefit) (OPEB) for ratemaking and financial statement purposes was $12,185 for the three months ended March 31, 2022 and $14,680 for the three months ended March 31, 2021. Other post-retirement benefit expense (benefit) for ratemaking and financial statement purposes was $25,360 for the six months ended March 31, 2022 and $29,360 for the six months ended March 31, 2021. The difference between the other post-retirement benefit expense (benefit) for ratemaking and financial statement purposes, and the amount computed above has been deferred as a regulatory asset.

Contributions

The Gas Company expects to contribute $610,968 to its Pension Plan during the fiscal year ending September 30, 2022. A total of $0 was paid to the Pension Plan during the six months ending March 31, 2022 and $0 during the three months ended March 31, 2022. A total of $511,266 was paid to the Pension Plan during the six months ending March 31, 2021 and $255,633 during the three months ended March 31, 2021.

Note 4 – Financing Activities

On December 17, 2021, Corning Gas increased from $8.0 million to $8.5 million its revolving line of credit from M&T Bank. Corning Gas will use its increased line of credit for working capital purposes. The line of credit bears interest at a variable rate equal to (a) the applicable daily simple secured overnight financing rate (“SOFR”) or (b) 0.50% plus an interest rate spread ranging from 1.7% to 2.6% depending on the Company’s funded debt to leveraged EBITDA ratio. The line of credit is due and payable upon demand by M&T Bank. The loan balance at March 31, 2022 and September 30, 2021 was $6,114,346 and $4,657,812 respectively.

On October 5, 2021, Leatherstocking Gas renegotiated two long term loans with Wayne Bank that were issued in 2019 in the amount of $6 million and $650,000 respectively. The original loans had a fixed interest rate of 4.75% with an interest rate redetermination to occur on March 11, 2024. The new interest rate was scheduled to be equal to 2.25% in excess of the 5-year Treasury Yield Curve Rate. The renegotiated loans have a fixed interest rate of 4.75% for the remaining terms of the loans. The principal balances of the loans on the date of renegotiation were $4,751,146, and $501,565 respectively. The Holding Company guarantees these loans. The loan balance at March 31, 2022 and September 30, 2021 was $4,956,185 and $5,252,712 respectively.

On December 13, 2021, Leatherstocking Gas converted its multiple draw construction loan with Wayne Bank into a ten-year term loan in the amount of $800,000, at a fixed interest rate of 4.75%. The note matures on December 13, 2031. The balance at March 31, 2022 and September 30, 2021 was $779,030 and $653,934 respectively.

On June 25, 2021, Corning Gas entered into a $4.665 million multiple disbursement term note with M&T Bank to retire $850,000 of existing short term debt and which permitted draws from time to time for capital expenditures in accordance with its terms until October 31, 2021 at which time amounts outstanding under the note converted to a ten-year term loan, with the final installment of unpaid principal and interest due on October 31, 2031. Interest on the note is a variable rate of 2.9% plus the one-month LIBOR rate. In connection with the loan, Corning Gas entered into a fifth amended replacement and restated credit agreement with M&T Bank. The balance at March 31, 2022 and September 30, 2021 was $4,498,765 and $4,665,000 respectively.

On August 19, 2021, Pike entered into a $2.21 million multiple disbursement term loan with M&T Bank for capital expenditures and pipeline repairs which permitted draws from time to time until October 31, 2021, at which time amounts outstanding under the loan converted to a ten-year term, loan with the final installment of unpaid principal and interest due on October 31, 2031. The Note bears interest at a variable rate equal to 2.9% plus the one-month LIBOR rate. In connection with the loan, Pike entered into a fifth amended replacement and restated credit agreement with M&T Bank (the “Credit Agreement”). The Credit Agreement contains various affirmative and negative covenants including, among others: (i) Pike must maintain a “Total Funded Debt to Tangible Net Worth” ratio of not greater than 1.40 to 1.0, a “Total Funded Debt to EBITDA” ratio of not greater than 3.75 to 1.0, and a minimum “Minimum Debt Service Coverage Ratio” of not less than 1.10 to 1.0, in each case measured quarterly based on Pike’s trailing twelve month operating performance; (ii) Pike must deliver to M&T Bank quarterly and annual financial statements, compliance and other documents; and (iii) Pike may not sell all or substantially all of its assets, acquire substantially all of the asset of any other entity, do business under any assumed name, materially change its business, purposes, structure or operations which could materially adversely affect Pike, or engage in any merger, consolidation or other similar transaction. The balance at March 31, 2022 and September 30, 2021 was $2,118,875 and $1,966,823 respectively.

We are in compliance with our financial covenant calculations as of March 31, 2022.

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

The Holding Company has determined the fair value of certain assets through application of FASB ASC 820 “Fair Value Measurements and Disclosures”.

Fair value of assets and liabilities measured on a recurring basis at March 31, 2022 and September 30, 2021 are as follows:

Fair Value Measurements at Reporting Date Using:

	Fair Value	Quoted Prices In Active Markets for Identical Assets/Liabilities (Level 1)	Level 2	Level 3
March 31, 2022
Available-for-sale securities	$2,184,478	$2,184,478	$—	$—
September 30, 2021
Available-for-sale securities	$2,337,330	$2,337,330	$—	$—

A summary of the marketable securities at March 31, 2022 and September 30, 2021 is as follows:

	Cost Basis	Unrealized Gain	Unrealized Loss	Market Value
March 31, 2022
Cash and equivalents	$25,059	$—	$—	$25,059
Metlife stock value	52,391	6,124	—	58,515
Holding Company Preferred A Stock	572,875	22,915	—	595,790
Equity and debt securities	1,367,308	137,806	—	1,505,114
Total securities	$2,107,633	$166,845	$—	$2,184,478

September 30, 2021
Cash and equivalents	$148,327	$—	$—	$148,327
Metlife stock value	53,855	—	(2,496)	51,359
Government and agency bonds	15,072	1,243	—	16,315
Holding Company Preferred A Stock	572,875	25,207	—	598,082
Equity and debt securities	1,122,826	367,741	—	1,490,567
Commodities	33,420	—	(740)	32,680
Total securities	$1,946,375	$394,191	$(3,236)	$2,337,330

Financial assets and liabilities valued using level 1 inputs are based on unadjusted quoted market prices as of the close of business on the days noted within active markets.

Realized gains included in earnings for the periods reported in investment income are as follows:

Investment Income
	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Net realized gains recognized during the period on investments	$222,358	$148,758	$244,122	$175,222

Unrealized (losses) on equity securities included in investment income for the three and six months ended March 31, 2022 were ($307,237) and ($235,085), respectively. Unrealized (losses)/gains on equity securities included in investment income for the three and six months ended March 31, 2021 were ($34,092) and $80,166, respectively.

In January of 2022, $180,420 of cash was paid as non-qualified deferred compensation to retired employees.

Financial assets and liabilities valued using level 1 inputs are based on unadjusted quoted market prices as of the close of business on the days noted within active markets.

Note 6 – Stockholders’ Equity and Preferred Stock

There were no shares issued during the three and six months ended March 31, 2022. Shares issued during the three and six month ended March 31, 2021 were for the following:

	Three months ended March 31, 2021		Six months ended March 31, 2021
	Shares	Amount	Shares	Amount
Dividend reinvestment program (DRIP)	—	—	3,380	$51,749
Directors	—	—	3,150	40,163
Leatherstocking Gas Company	—	—	4,500	34,984
Total	—	—	11,030	$126,896

Shares issued to Leatherstocking Gas were used to compensate its independent director, Carl Hayden.

For the three months ended September 30, 2021, dividends were paid on October 15, 2021 to stockholders of record on September 30, 2021 in the amount of $469,898. As of March 31, 2022, $469,898 was accrued for dividends paid on April 15, 2022 to stockholders of record on March 31, 2022.

There was no stock option activity during the three and six months ended March 31, 2022. The following table details options outstanding as of March 31, 2022.

Weighted
		Weighted	Average
	Number of	Average	Remaining Life
	Options	Exercise Price	(years)
Outstanding at September 30, 2021	20,000	$19.75	9.45
Granted	—	—	—
Exercised	—	—	—
Expired or forfeited	—	—	—
Outstanding at March 31, 2022	20,000	$19.75	8.95

Series A Cumulative Preferred Stock accrues cumulative dividends at a rate of 6.0% of the liquidation preference per share ($25.00) and are expected to be paid on or about the 14th day of April, July, October and January of each year. The dividends for the three months ended March 31, 2022 and 2021 were $97,725 and $78,975, respectively. The dividends for the six months ended March 31, 2022 and 2021 were $195,450 and $195,450, respectively. These dividends are recorded as interest expense. The amortization of the Series A Preferred Stock debt issuance costs for the six months ended March 31, 2022 and 2021 was $5,075 and $10,365, respectively. The amortization of the Series A Preferred Stock debt issuance costs for the three months ended March 31, 2022 and 2021 was $2,538 and $5,182, respectively.

Series B Convertible Preferred Stock accrues cumulative dividends at a rate of 4.8% of the liquidation preference per share ($20.75) and are expected to be paid on or about the 14th day of April, July, October and January of each year and began October 14, 2016. At September 30, 2021 there was $61,066 accrued for Series B dividends paid on October 15, 2021. As of March 31, 2022, $61,066 was accrued for dividends paid on April 15, 2022.

Series C Cumulative Preferred Stock accrues cumulative dividends at a rate of 6.0% of the liquidation preference per share ($25.00) and are expected to be paid on or about the 14th day of April, July, October and January of each year. The dividends for the three months ended March 31, 2022 and 2021 were $67,500 and $67,500, respectively. The dividends for the six months ended March 31, 2022 and 2021 were $135,000 and $135,000, respectively. These dividends are recorded as interest expense. The amortization of the Series C Preferred Stock debt issuance costs for the six months ended March 31, 2022 and 2021 was $124 and $124, respectively. The amortization of the Series C Preferred Stock debt issuance costs for the three months ended March 31, 2022 and 2021 was $62 and $62, respectively.

On December 3, 2021, the Holding Company amended its certificate of incorporation (“Certificate of Amendment”) to authorize the issuance of 5,000 shares of 1.5% Series D Cumulative redeemable Preferred Stock, par value of $0.01 per share (“Series D Preferred Stock”). The Certificate of Amendment provides for certain redemption requirements and rights. On December 8, 2026, Holding Company must redeem all of the outstanding shares of Series D Preferred Stock at a redemption price equal to $1,000 per share, plus an amount equal to all accrued but unpaid dividends, if any, whether or not declared.

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

On December 8, 2021, Holding Company issued 5,000 shares of its newly authorized Series D Preferred Stock to ACP Crotona Corp., for $1,000 per share, or $5 million. The dividends for the three months ended March 31, 2022 and 2021 were $18,750 and $-, respectively. The dividends for the six months ended March 31, 2022 and 2021 were $23,641 and $-, respectively. These dividends are recorded as interest expense. As previously disclosed, on January 12, 2021, the Company entered into an agreement and plan or merger by and among the Company and, among others, ACP Crotona Corp., an Argo affiliate.

The Company used the funds raised for general working capital and to fund service expansion projects and capital replacement projects at each of its utilities.

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

The following table represents the Holding Company’s investment activity in the Leatherstocking joint ventures for the six months ended March 31, 2022 and 2021:

	2022	2021
Beginning balance in investment in joint ventures	$261,180	$264,640
Proceeds from sale of interest in joint ventures	(100,000)	—
Loss on sale of interest in joint ventures	(164,003)	—
Accounts payable due	2,823	—
Cost adjustment	—	4,214
Loss from joint ventures	—	(7,513)
Ending balance in joint ventures	$—	$261,341

As of and for the six months ended March 31, 2022 and 2021, the Joint Ventures financial summary is as follows:

	2022	2021
Total assets	$—	$528,000
Total liabilities	$—	$5,000
Net (loss) income	$—	$(8,000)

Note 8 – Income Taxes

Income tax expense for the periods ended March 31 are as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
Current	$—	$—	$—	$—
Deferred	704,701	988,418	957,011	1,144,105
Total	$704,701	$988,418	$957,011	$1,144,105

Actual income tax expense for the three and six months ended March 31, 2022 and 2021 is greater than tax calculated at the statutory rate (21%) due to state income taxes and non-tax deductible dividends on Class A, Class C, and during the three and six months ending March 31, 2022, Class D preferred stock that are recorded as interest expense and included in pre-tax income, reduced in fiscal year 2021 by non-taxable PPP loan forgiveness at Leatherstocking.

Note 9 – Regulatory Matters

On May 19, 2021, the NYPSC issued a rate order in Case 21-G-0101, establishing rates and a rate plan for the Gas Company for a one-year period ending on January 31,2022 (“Rate Year”). The rate order disallowed the Company’s request for an increase in required revenue of $6,223,603, and instead ordered a reduction of $766,000 from current rates. In the current rate order, the existing $1.3 million tax sur-credit (an adjustment to rates to refund to customers an amount owing them due to income tax rate reductions in the 2017 Tax Cuts and Jobs Act) expired, along with a $30,000 reduction to the annual Delivery Rate Adjustment. In addition, the NYPSC denied recovery of the Gas Company’s approximately $350,000 leak repair and survey cost reserve established in FY 2016. The denial of recovery of this reserve resulted in a FY 2021 charge of approximately $180,000 (pre-tax), as the Company had previously established a reserve for this matter in the amount of $170,000 (pre-tax). The net impact on the Gas Company’s customers was an increase of $505,000 for the Rate Year, retroactive to February 1, 2021.

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

On July 16, 2021, the Gas Company filed a three-year rate plan (Case 21-G-0394) with the NYPSC for rate years ending on June 30, 2023, 2024, and 2025. The rate increases requested for the three-year rate plan (as amended) are $6,555,000, $1,030,000, and $843,000, respectively. In its filing, the Gas Company proposes a rate plan with levelized increases over three years in the amount of $3,761,000 per year. These rates, if implemented, would impact customer bills by 11.14% in each year.

In March of 2021, the NYPSC issued a “Show Cause” order instructing Corning Gas to show cause why its Paycheck Protection Program loan in the amount of $970,000 should not be refunded to its customers if and when the loan is forgiven. On May 13, 2021, the Gas Company responded to the “Show Cause” order supporting its position that it will use the PPP loan proceeds to fund COVID operating costs, lost commercial revenues, and customer bad debt increases. On May 21, 2021, the Corning Gas PPP loan was forgiven. This matter is pending with the NYPSC. The Gas Company and Staff, in its joint proposal to settle its 2021 Rate Case and its Merger Case, propose to resolve this issue by requiring the Company to refund approximately $480,000 of the PPP loan forgiveness to customers over a five-year period starting in the Rate Year beginning on July 1, 2022. If approved by the NYPSC this refund will have no impact on earnings.

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

On March 14, 2022, the Company, Argo, and Staff entered into a Joint Proposal (“Joint Proposal”) which was filed with the NYPSC on that date and subsequently revised and filed on March 17, 2022. In addition, four other parties also participated in the settlement negotiations. Two of the four parties oppose certain Rate Case provisions. If adopted by the NYPSC, the Joint Proposal would resolve all of the issues presented in both Case 21-G-0394 (“Rate Case”), and Case 21-G-0260 (“Merger Case”).

At the core of the Joint Proposal is a comprehensive settlement commencing July 1, 2022 and extending for three consecutive Rate Years (the 12 months ending June 30, 2023, 2024, and 2025). If approved, the Joint Proposal would permit the Company to increase gas revenues by levelized amounts of $1,706,870 for Rate Year 1, $1,798,620 for Rate Year 2, and $1,740,870 for Rate Year 3. These increases equate to revenue increases of 5.5%, 5.5%, and 5.1%, respectively. The rate of return on common equity (“ROE”) endorsed by the Joint Proposal is 9.25%. The Joint Proposal includes an updated Earnings Sharing Mechanism that provides for the Company to retain all earnings up to and including a ROE of 9.75%, and a sharing with customers of earnings in excess of 9.75%.

The Joint Proposal contains several performance targets and requirements to develop new programs, including customer service programs, a Strategic Plan for Decarbonization, and a Low Income Program that uses a three-tiered approach to providing credits based on NYPSC recognition of varying levels of need that correlate with Home Energy Assistance Program (“HEAP”) benefits.

The Joint Proposal recommends that the NYPSC approve the Argo Merger as being in the public interest. Among the most significant features of the Joint Proposal as it pertains to the Merger are the following provisions. The Joint Proposal requires the Company’s Board of Directors to have at least one independent local board member who resides within the Company’s gas service territory or has substantial ties to the service territory. The Company’s headquarters must remain within the gas service territory for a minimum of five years following closing of the Merger. The Company must maintain pre-merger employment levels, and to provide pre-merger employee compensation and benefits for at least 12 months.

The Joint Proposal prohibits the pass-through to customers of goodwill and costs of the transaction. The Joint Proposal further proposes several financial metrics designed to maintain financial integrity of the Company. The Joint Proposal recognizes the substantial quantifiable benefits that the Company’s customers will receive as a result of the Merger. These benefits, in the form of the elimination of certain public company expenses, total approximately $300,000 per year. In addition, the Joint Proposal incorporates a Public Benefit Adjustment (“PBA”) in the amount of $1.2 million. Customers will receive the PBA in the amount of $400,000 in each of the three Rate Years covered by the Rate Case, of which $70,000 will be used to enhance the Company’s Low-Income Program.

The Joint Proposal is currently under review by the Administrative Law Judge assigned to this case, after which it will be referred to the NYPSC for a final determination. The Company expects a decision by the NYPSC in June of 2022.

Also on April 30, 2021, the Company and Argo filed with the PAPUC a Joint Application requesting certificates of public convenience from the PAPUC, and seeking all other PAPUC approvals necessary for the merger. On February 3, 2022, the PAPUC approved the Merger Agreement with Argo and the accompanying Settlement Agreement. In the Settlement Agreement, the Company agreed not to seek a general base rate increase prior to October 1, 2023. Further, the Company agreed to maintain current staffing levels for at least one year after the merger date, and to maintain its community involvement and charitable contributions at pre acquisition levels for at least three post-closing years. The Company also agreed to a one-time bill credit to customers at varying amounts, depending on customer class. The total amount of customer credits is approximately $50,000. Pike agreed to undertake a study of the feasibility of interconnecting with PJM Interconnection LLC, and the Company agreed to seek alternate natural gas suppliers.

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

As of and for the three months ended March 31, 2022

			Leatherstocking	Holding	Total
	Gas Company	Pike	Companies	Company	Consolidated
Total electric utility revenue	$—	$3,299,904	$—	$—	$3,299,904
Total gas utility revenue	$11,968,642	$1,034,948	$661,240	$—	$13,664,830
Investment expense	$(80,206)	$—	$—	$—	$(80,206)
Net income (loss)	$2,291,206	$493,986	$3,483	$(320,129)	$2,468,546
Income tax expense (benefit)	$729,436	$(10,916)	$(2,790)	$(11,029)	$704,701
Interest expense	$429,635	$159,767	$77,958	$195,981	$863,341
Depreciation expense	$556,986	$200,624	$188,382	$915	$946,907
Amortization expense	$58,800	$108,781	$3,042	$12,006	$182,629
Total assets	$104,518,457	$34,755,445	$13,120,009	$519,272	$152,913,183
Capital expenditures	$2,003,105	$1,115,639	$227,128	$—	$3,345,872

As of and for the three months ended March 31, 2021

			Leatherstocking	Holding	Total
	Gas Company	Pike	Companies	Company	Consolidated
Total electric utility revenue	$—	$1,766,517	$—	$—	$1,766,517
Total gas utility revenue	$10,042,363	$881,526	$532,633	$—	$11,456,522
Investment income	$125,786	$—	$—	$27	$125,813
Loss associated with joint venture	$—	$—	$—	$(5,812)	$(5,812)
Net income (loss)	$2,525,227	$203,341	$85,653	$(484,154)	$2,330,067
Income tax expense (benefit)	$958,237	$93,975	$11,445	$(75,239)	$988,418
Interest expense	$331,551	$155,676	$80,744	$177,231	$745,202
Depreciation expense	$497,773	$242,506	$117,575	$915	$858,769
Amortization expense	$72,631	$76,923	$3,042	$12,006	$164,602
Total assets	$97,597,465	$30,470,901	$12,687,482	$725,434	$141,481,282
Capital expenditures	$1,160,738	$594,825	$261,437	$—	$2,017,000

As of and for the six months ended March 31, 2022

			Leatherstocking	Holding	Total
	Gas Company	Pike	Companies	Company	Consolidated
Total electric utility revenue	$—	$6,065,527	$—	$—	$6,065,527
Total gas utility revenue	$18,727,226	$1,616,062	$1,034,192	$—	$21,377,480
Investment income	$28,293	$—	$—	$—	$28,293
Loss associated with joint venture	$—	$—	$—	$(164,003)	$(164,003)
Net income (loss)	$2,847,812	$912,999	$(63,953)	$(764,019)	$2,932,839
Income tax expense (benefit)	$921,529	$164,831	$(24,784)	$(104,565)	$957,011
Interest expense	$854,137	$325,948	$162,208	$378,103	$1,720,396
Depreciation expense	$1,057,937	$414,736	$318,244	$1,830	$1,792,747
Amortization expense	$117,600	$217,562	$6,084	$24,012	$365,258
Total assets	$104,518,457	$34,755,445	$13,120,009	$519,272	$152,913,183
Capital expenditures	$4,201,863	$1,686,538	$386,263	$—	$6,274,664

As of and for the six months ended March 31, 2021

			Leatherstocking	Holding	Total
	Gas Company	Pike	Companies	Company	Consolidated
Total electric utility revenue	$—	$3,663,766	$—	$—	$3,663,766
Total gas utility revenue	$15,539,990	$1,401,704	$936,977	$—	$17,878,671
Investment income	$269,495	$—	$—	$44	$269,539
Loss associated with joint venture	$—	$—	$—	$(7,513)	$(7,513)
Net income (loss)	$3,083,867	$96,751	$48,013	$(715,390)	$2,513,241
Income tax expense (benefit)	$1,201,132	$52,837	$(12,653)	$(97,211)	$1,144,105
Interest expense	$667,336	$313,195	$155,654	$354,462	$1,490,647
Depreciation expense	$990,335	$471,283	$264,761	$1,830	$1,728,209
Amortization expense	$131,431	$185,704	$6,084	$24,012	$347,231
Total assets	$97,597,465	$30,470,901	$12,687,482	$725,434	$141,481,282
Capital expenditures	$2,508,577	$1,524,684	$362,245	$—	$4,395,506

Note 11 – Subsequent Events

On May 11, 2022, Corning Gas and Pike entered into separate loan agreements with M & T Bank. Corning Gas increased its demand line of credit with M & T Bank from $8.5 million to $10 million. The line of credit has a variable interest rate of 1-Month SOFR with a .50% interest rate floor, plus a variable interest rate based on the ratio of funded debt to EBITDA. The current variable rate is 3.10%. The loan proceeds will be used to fund working capital. M & T Bank holds a first security interest in all of Corning Gas’ non real estate and non liquid assets.

Also on May 11, 2022, Pike increased its demand line of credit with M & T Bank from $2 million to $2.5 million. The line of credit has a variable interest rate of 1-Month SOFR with a .50% interest rate floor, plus a variable interest rate based on the ratio of funded debt to EBITDA. The current variable rate is 3.10%. The loan proceeds will be used to fund working capital. M & T Bank holds a first security interest in all of Pike’s non real estate assets.

The Holding Company guarantees these loans.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This report contains statements which, to the extent they are not recitations of historical facts, constitute "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 (Reform Act). The words "estimate", "project", "anticipate", "expect", "intend", "believe", "could" and similar expressions are intended to identify forward-looking statements. All such forward-looking statements are intended to be subject to the safe harbor protection provided by the Reform Act. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be achieved. As forward-looking statements, these statements involve risks, uncertainties and other factors that could cause actual results to differ materially from the expected results. Accordingly, actual results may differ materially from those expressed in any forward-looking statements. Factors that could cause results to differ materially from our management's expectations include, but are not limited to, those listed under Item 1A - "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended September 30, 2021, in addition to:

*	the impact of the COVID-19 pandemic,
*	completion of the pending merger with Argo,
*	the effect of an interruption in our supply of natural gas or electricity or a substantial increase in the price of natural gas or electricity,
*	our ability to successfully negotiate new supply agreements for natural gas and electricity as they expire, on terms favorable to us, or at all,
*	the effect on our operations of actions by the NYPSC or PAPUC,
*	the effect of litigation,
*	the effect on our operations of unexpected changes in legal or regulatory requirements, including environmental and energy consumption regulations and laws,
*	the amount of natural gas and electricity directed through our pipeline and wires,
*	our successful completion of various capital projects and the use of pipelines, compressor stations and storage by customers and counterparties at levels consistent with our expectations,
*	The effect of weather on our utility infrastructure,
*	our ability to retain the services of our senior executives and other key employees,
*	our vulnerability to adverse economic and industry conditions generally and particularly the effect of those conditions on our major customers,
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

Overview

In fiscal 2021, the Company pursued rate cases in New York and Pennsylvania, and its Argo merger case in New York and Pennsylvania. We completed our two Pennsylvania rate cases in the summer of 2021 with new electric and gas rates taking effect on July 28, 2021. Our New York rate case, which we filed in July of 2021, is under consideration by the New York Public Service Commission, and we expect new rates to take effect in July of 2022 (see Note 9 Regulatory Matters of the notes accompanying our consolidated financial statements). The Pennsylvania Public Utility Commission approved our merger with Argo on February 3, 2022. Our regulatory investments have improved our business outlook. Our results at Pike for our second quarter, and for our fiscal year to date, are significantly better than in prior years in terms of higher revenues and margins. We expect similar financial improvements resulting from our New York rate case.

We look forward to completing our merger with Argo in the third quarter of fiscal 2022. The merger will result in reduced operating costs and will provide us the financial backing to continue to expand our customer base and to invest in capital that will promote safe and reliable energy service to our customers.

We believe our key performance indicators are net income, stockholders’ equity and the safety and reliability of our systems. Net income increased by $138,479 for the three months and increased $419,598 for the six months ended March 31, 2022 compared to the three months and six months ended March 31, 2021, respectively. Basic earnings per share increased from $0.74 per share to $0.78 per share for the second quarter of fiscal 2022 compared to the second quarter of fiscal 2021, and from $0.78 per share to $0.91 per share for year to date 2022 versus year to date 2021. Our earnings increase is primarily related to colder weather in 2022 than in 2021, and the increase in Pike’s earnings resulting from its July of 2021 rate order, offset by a decline in investment income, and for year to date, the loss on the sale of Leatherstocking of New York. Because the Holding Company’s principal operations are conducted through Corning Gas and Pike, both regulated utility companies, stockholders’ equity is an important performance indicator. The NYPSC and PAPUC allow the Company the opportunities to earn a just and reasonable return on stockholders’ equity as determined under applicable regulations. Stockholders’ equity is, therefore, a precursor of future earnings potential. As of March 31, 2022, compared to March 31, 2021, stockholders’ equity decreased slightly from $37,501,650 to $37,342,544. We plan to continue our focus on building stockholders’ equity. Safety and efficiency indicators include leak repair, main and service replacements and customer service metrics.

We continue to focus on improving the efficiency of our operations and making capital investments to improve our infrastructure. Corning Gas’s infrastructure improvement program concentrates on the replacement of older distribution mains and customer service lines. In the first six months of fiscal 2022 the Gas Company repaired 38 leaks, replaced 100 bare steel services and replaced or remediated 4.87 miles of older steel main. In fiscal 2021 the Gas Company repaired 110 leaks and replaced 9.0 miles of bare steel main and 176 bare steel services. In the first six months of fiscal 2022 Pike replaced approximately 49 poles. In fiscal 2021 Pike replaced approximately 82 poles and did extensive tree trimming to maintain our electric infrastructure. On January 18, 2019, Pike filed a gas Long Term Infrastructure Improvement Plan (“LTIIP”) to accelerate replacement of cast iron, wrought iron and bare steel pipe over 11 years. The PAPUC approved the LTIIP plan on June 13, 2019.

Key financial performance indicators:

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Net income	$2,468,546	$2,330,067	$2,932,839	$2,513,241
Stockholders' equity	$37,342,544	$37,501,650	$37,342,544	$37,501,650
Stockholders' equity per outstanding common share	$12.11	$12.16	$12.11	$12.16

Gas Revenue and Margin

Retail gas revenue increased $2,359,325 for the three months and increased $3,606,490 for the six months ended March 31, 2022 compared to the same periods last year. Gas revenues were bolstered by higher purchased gas costs, new rates at Pike, and colder weather in fiscal 2022. Purchased gas costs are subject to a NYPSC and PAPUC approved reconciliation that permits recovery of all prudently incurred costs. Higher gas cost revenues do not impact net income.

Other gas revenue decreased $151,017 for the three months and decreased $107,681 for the six months ended March 31, 2022 compared to the same periods last year. The components of this decrease are detailed in the tables below.

	Three months ended March 31,		Six months ended March 31,
	2022	2021	2022	2021
Retail gas revenue:
Residential	$8,876,788	$7,285,905	$13,564,681	$11,232,427
Commercial	1,738,758	1,332,395	2,646,654	1,986,092
Transportation	1,701,231	1,659,373	2,961,702	2,889,580
Wholesale	1,074,174	753,953	1,778,374	1,236,822
Total retail gas revenue	$13,390,951	$11,031,626	$20,951,411	$17,344,921

Other gas revenue:
Local production	$73,279	$178,881	$142,344	$354,486
Customer discounts forfeited	1,538	20	1,544	(8)
Reconnect fees	-	(5)	541	60
Surcharges	346	2,762	753	(1,915)
Other (see detail below)	198,716	243,238	280,887	181,127
Total other gas revenue	$273,879	$424,896	$426,069	$533,750

Total gas operating revenue	$13,664,830	$11,456,522	$21,377,480	$17,878,671

The following table details amounts making up the Other line in the schedule of Other gas revenue above:

	Three months ended March 31,		Six months ended March 31,
	2022	2021	2022	2021
Other gas revenues:
Delivery Rate Adjustment (DRA) carrying costs	$702	$822	$2,070	$3,047
Contract customer reconciliation	(10,174)	(61,395)	(7,053)	(72,474)
Monthly RDM amortizations	215,933	97,396	266,417	(85,701)
Local production revenues	(2,665)	12,044	(2,765)	26,004
2017 Jobs Act federal Income tax reconciliation	-	353,082	-	456,764
Regulatory liability reserve	-	(171,910)	-	(171,910)
Capacity release revenues	8,453	12,073	15,633	20,827
All other	(13,533)	1,126	6,585	4,570
Total other gas revenues	$198,716	$243,238	$280,887	$181,127

Gas purchases are our largest expenses. Purchased gas expense increased $1,803,210 for the three months and increased $3,118,278 for the six months ended March 31, 2022, compared to the same periods last year. The increase in costs is due primarily to higher gas prices.

We anticipate that the cost of purchased natural gas will increase in the near term due to the post pandemic demand for energy and current economic conditions. Increases in the cost of gas should be tempered by our access to lower-cost local production gas.

Gas margin (the excess of utility gas revenue over the cost of natural gas purchased) increased $405,098 for the three months and increased $380,531 for the six months ended March 31, 2022 compared to the same periods last year due to increased rates and colder weather. The gas margin percentages were negatively impacted by higher purchased gas costs.

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Gas Margin:
Utility Gas Revenues	$13,664,830	$11,456,522	$21,377,480	$17,878,671
Natural Gas Purchased	5,282,955	3,479,745	7,867,705	4,749,427
Margin	$8,381,875	$7,976,777	$13,509,775	$13,129,244
Margin %	61.34%	69.63%	63.20%	73.44%

Electric Revenue and Margin

Retail electric revenue increased $1,698,516 for the three months and increased $2,446,853 for the six months ended March 31, 2022 compared to the same periods last year. These increases were mainly attributable to increased purchased power costs and increased customer usage. Our customer usage increase reflects new electric rates at Pike that took effect in July of 2021 and increased deliveries. Purchased electricity costs are subject to a PAPUC approved reconciliation that permits recovery of all prudently incurred costs. Higher purchased electricity costs do not impact net income.

Other electric revenues decreased $165,129 for the three months and decreased $45,092 for the six months ended March 31, 2022 compared to the same periods last year. The components of these decreases are detailed in the tables below.

	Three months ended March 31,		Six months ended March 31,
	2022	2021	2022	2021
Retail electric revenue:
Residential	$1,720,573	$944,659	$2,995,340	$1,922,578
Commercial	1,644,976	736,310	2,976,152	1,624,244
Street lights	44,791	30,855	85,644	63,461
Total retail electric revenue	$3,410,340	$1,711,824	$6,057,136	$3,610,283

Other electric revenue:
Customer discounts forfeited	$3,733	$—	$3,733	$—
Third party billings	(43,316)	59,090	4,658	59,343
Other	(70,853)	(4,397)	—	(5,860)
Total other electric revenue	$(110,436)	$54,693	$8,391	$53,483

Total electric operating revenue	$3,299,904	$1,766,517	$6,065,527	$3,663,766

Electricity costs increased $1,203,229 for the three months and increased $1,463,900 for the six months ended March 31, 2022 compared to the same periods last year. The increase in costs for fiscal year 2022 is due primarily to an increase in the price of purchased electricity.

Electric margin (the excess of utility electric revenue over the cost of purchased power costs) increased $330,158 for the three months and increased $937,861 for the six months ended March 31, 2022 compared to the same periods last year. The electric margin percentage was negatively impacted by the higher purchased power costs in fiscal year 2022. The increase in electric margin resulted from new rates which took effect in July of 2021.

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Electric Margin:
Utility Electric Revenues	$3,299,904	$1,766,517	$6,065,527	$3,663,766
Electricity Purchased	1,564,315	361,086	2,618,067	1,154,167
Margin	$1,735,589	$1,405,431	$3,447,460	$2,509,599
Margin %	52.60%	79.56%	56.84%	68.50%

Operating and Interest Expenses

Operating and maintenance expense increased $294,361 for the three months and increased $172,088 for the six months ended March 31, 2022 compared to the same periods last year. The increase for the three-month period primarily results from timing of payroll costs offset by merger related costs and lower regulatory amortizations. The increase for the six-month period primarily results from timing of payroll costs offset by merger related costs, expenses related to the COVID pandemic and lower regulatory amortization.

Taxes other than income taxes increased $166,366 for the three months and increased $251,268 for the six months ended March 31, 2022 compared to the same periods last year. The increase for the three-month period primarily results from increase gross receipts tax increase of $210,337 net of lower property and other taxes of $43,972. The increase for the six-month period primarily results from increase gross receipts tax increase of $268,385 net of lower property and other taxes of $17,117.

Depreciation expense increased $88,138 for the three months and increased $64,538 for the six months ended March 31, 2022 compared to the same periods last year. The increases resulted from additional depreciation expense from utility plant placed in service.

Interest expense increased $118,139 for the three months and increased $229,749 for the six months ended March 31, 2022 compared to the same periods last year. The increases were due to higher levels of debt to support our mandated infrastructure improvement program, and additional dividends associated with outstanding Preferred Series D shares which is recorded as interest expense.

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

Capital expenditures are funded by both operating cash and new debt. In fiscal year 2022 to date, the Company has spent approximately $6.3 million on projects and safety-related infrastructure improvements. This, in conjunction with our growth projects, creates liquidity pressure on the Holding Company. We anticipate that our aggressive capital construction program will continue to require the Company to raise new debt and/or equity.

Cash flows from financing activities of the Company consist of new long-term borrowings, repayment of long-term debt, net borrowings and repayments under our lines-of-credit, and quarterly dividend payments. For the Gas Company’s operations, it has an $8.5 million revolving line of credit with M&T Bank. Interest is a variable rate determined by the Gas Company’s funded debt to EBITDA ratio calculated ninety days after the end of each quarter added to the daily LIBOR rate with no additional collateral or covenants beyond those included in the M&T Bank term notes. The amount outstanding under this line as of March 31, 2022 was $6.1 million with an interest rate of 3.4%.

For Pike’s operations, it has a $2.0 million revolving line of credit with M&T Bank. Interest is a variable rate determined by Pike’s funded debt to EBITDA ratio calculated ninety days after the end of each quarter added to the daily LIBOR rate with no additional collateral or covenants beyond those included in the M&T Bank term notes. The amount outstanding under this line as of March 31, 2022 was approximately $1.9 million with an interest rate of 3.25%.

For Leatherstocking’s operations, it has a $1.5 million revolving line of credit with Wayne Bank. Interest on the line of credit is the prime rate (3.50% at March 31, 2022). The line of credit is for an indefinite period, is guaranteed by Leatherstocking Pipeline, and is secured by Leatherstocking Gas and Leatherstocking Pipeline assets. The amount outstanding under this line as of March 31, 2022 was approximately $1.2 million.

The Company was in compliance with all of its loan covenants as of March 31, 2022.

During the three months ended March 31, 2022, the Gas Company mainly withdrew gas from storage, and as of March 31, 2022 had a balance of $478,812 worth of gas in storage. The volume in storage at March 31, 2022 was 166,665 1,000 cubic feet (“Mcf”) at an average price of $3.19 per Mcf. As of March 31, 2021, the Company had a balance of $493,612 worth of gas in storage. The volume in storage at March 31, 2021 was 269,973 Mcf at an average price of $1.73 per Mcf. During the next quarter, the Gas Company expects to begin injecting gas into storage to have sufficient gas to supply customers for the winter season.

As of March 31, 2022, we believe that cash flow from operating activities and borrowings under our lines of credit will be sufficient to satisfy our working capital and debt service requirements over the next twelve months. We believe new debt will be required to satisfy our capital expenditures and to finance our internal growth needs for the next twelve months. We are confident we can finance them with our current lender.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Critical Accounting Policies

Our significant accounting policies are described in the notes to the Consolidated Financial Statements in the Holding Company’s Form 10-K for the year ended September 30, 2021, filed on December 17, 2021. There have been no significant changes in our accounting policies during the six months ended March 31, 2022.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2022, the Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. Based upon the Company’s evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2022.

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

Item 1.Legal Proceedings.

The Holding Company and its subsidiaries have lawsuits and complaints pending of the type incurred in the normal course of business. The Company expects that any potential losses will be covered by insurance, subject to deductibles, and will not have a material adverse impact on the Company.

Item 1A.Risk Factors.

Please refer to risk factors listed under Item 1A – “Risk Factors” of the Holding Company’s Form 10-K for the fiscal year ended September 30, 2021, for disclosure relating to certain risk factors applicable to the Company.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.Defaults Upon Senior Securities.

None

Item 4.Mine Safety Disclosures.

Not applicable

Item 5.Other Information.

None

Item 6.Exhibits.

31.1**	Certification of the Chief Executive Officer and President pursuant to 17 CFR Section 240.13a-14
31.2**	Certification of the Chief Financial Officer and Treasurer pursuant to 17 CFR Section 240.13a-14
32.1**	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Corning Natural Gas Holding Corporation Quarterly Report on Form 10Q for the period ended March 31, 2022, formatted in XBRL (eXtensible Business Reporting Language):
(i) the Consolidated Balance Sheets at March 31, 2022 and September 30, 2021,
(ii) the Consolidated Statements of Income for the three and six months ended March 31, 2022, and 2021,
(ii) the Consolidated Statements of Comprehensive Income for the three and six months ended March 31, 2022 and 2021,
(iv) the Consolidated Statements of Cash Flows for the six months ended March 31, 2022 and 2021, and
(v) related notes to the Consolidated Financial Statements

** Filed herewith

*** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORNING NATURAL GAS HOLDING CORPORATION

Date: May 12, 2022	By: /s/ Michael I. German
Michael I. German, Chief Executive Officer and President
(Principal Executive Officer)

Date: May 12, 2022	By: /s/ Charles A. Lenns
Charles A. Lenns, Chief Financial Officer
(Principal Financial and Accounting Officer)